Form 10-Q
period 2010-06-30
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2010-08-16
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______ to _______
Commission File Number 0-53965

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
(Exact name of registrant as specified in its charter)

Delaware	20-4897069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o GRAHAM CAPITAL MANAGEMENT, L.P.
40 Highland Avenue
Rowayton, CT  06853
(Address of principal executive offices) (Zip Code)

Paul Sedlack
Graham Capital Management, L.P.
40 Highland Avenue
Rowayton, CT  06853
(203) 899-3400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of July 1, 2010, 401,751.827 Units of the Systematic Strategies Portfolio were outstanding.
As of July 1, 2010, 1,761,831.649 Units of the Blended Strategies Portfolio were outstanding.

Index

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
FORM 10-Q

Index

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification

Index

PART I

Item 1. Financial Statements

Graham Alternative Investment Fund I LLC

Statements of Financial Condition

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$229,293,582	$187,750,594
Investment in Graham Alternative Investment Trading II LLC, at fair value	38,048,262	29,953,727
Redemption receivable from Graham Alternative Investment Trading LLC	404,581	392,777
Redemption receivable from Graham Alternative Investment Trading II LLC	261,326	-
Total assets	$268,007,751	$218,097,098

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$665,907	$392,777
Total liabilities	665,907	392,777

Members’ capital:
Blended Strategies Portfolio:
Class 0 Units (1,417,057.510 and 1,134,943.426 units issued and outstanding at $134.80 and $135.56, respectively)	191,023,880	153,850,323
Class 2 Units (344,774.139 and 300,723.739 units issued and outstanding at $111.00 and $112.73, respectively)	38,269,702	33,900,271
Total Blended Strategies Portfolio	229,293,582	187,750,594

Systematic Strategies Portfolio:
Class 0 Units (230,977.432 and 180,564.957 units issued and outstanding at $95.72 and $100.59, respectively)	22,110,239	18,162,877
Class 2 Units (170,774.395 and 119,035.753 units issued and outstanding at $93.33 and $99.05, respectively)	15,938,023	11,790,850
Total Systematic Strategies Portfolio	38,048,262	29,953,727
Total members’ capital	267,341,844	217,704,321
Total liabilities and members’ capital	$268,007,751	$218,097,098

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
Blended Strategies Portfolio:
Net gain allocated from investment in Graham Alternative Investment Trading LLC:
Net realized gain on investments	$6,840,100	$3,208,765	$3,281,879	$5,124,908
Net decrease in unrealized appreciation on investments	(4,387,985)	(2,331,984)	(167,919)	(3,733,978)
Net gain allocated from investment in Graham Alternative Investment Trading LLC	2,452,115	876,781	3,113,960	1,390,930

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	574,979	203,726	1,115,941	510,422

Expenses:
Brokerage fees	1,302,043	948,306	2,255,655	1,831,393
Advisory fees	1,108,557	821,619	2,237,487	1,600,168
Sponsor fees	554,278	410,810	1,031,084	800,084
Incentive allocation	(542)	9,421	(542)	14,624
Interest and other	21,996	332	31,534	1,358
Total expenses	2,986,332	2,190,488	5,555,218	4,247,627
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(2,411,353)	(1,986,762)	(4,439,277)	(3,737,205)
Net gain (loss) for Blended Strategies Portfolio	40,762	(1,109,981)	(1,325,317)	(2,346,275)

Systematic Strategies Portfolio:
Net gain (loss) allocated from investment in Graham Alternative Investment Trading II LLC:
Net realized gain (loss) on investments	1,431,651	(29,184)	(398,305)	(86,336)
Net decrease in unrealized appreciation on investments	(1,326,222)	(94,452)	(424,282)	(102,998)
Net gain (loss) allocated from investment in Graham Alternative Investment Trading II LLC	105,429	(123,636)	(822,587)	(189,334)

Net investment loss allocated from investment in Graham Alternative Investment Trading II LLC:
Investment income:
Interest income	95,058	4,744	181,205	6,112

Expenses:
Brokerage fees	265,797	38,274	421,804	49,518
Advisory fees	187,968	23,601	403,517	30,451
Sponsor fees	93,983	11,801	171,987	15,226
Incentive allocation	-	121	-	111
Interest and other	2,840	8	3,931	14
Total expenses	550,588	73,805	1,001,239	95,320
Net investment loss allocated from investment in Graham Alternative Investment Trading II LLC	(455,530)	(69,061)	(820,034)	(89,208)
Net loss for Systematic Strategies Portfolio	(350,101)	(192,697)	(1,642,621)	(278,542)

Net loss	$(309,339)	$(1,302,678)	$(2,967,938)	$(2,624,817)

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Statements of Changes in Members’ Capital

For the six months ended June 30, 2010 (unaudited) and 2009 (unaudited)

	Blended Strategies Portfolio
	Class 0 Units		Class 2 Units		Total Blended Strategies Portfolio
	Units	Capital	Units	Capital

Members’ capital, December 31, 2008	1,003,242.664	$132,546,601	173,269.774	$19,361,456	$151,908,057
Subscriptions	146,141.664	19,284,500	87,517.671	9,702,402	28,986,902
Redemptions	(82,376.392)	(10,860,915)	(24,701.539)	(2,761,257)	(13,622,172)
Net loss	–	(1,823,449)	–	(522,826)	(2,346,275)
Members’ capital, June 30, 2009	1,067,007.936	$139,146,737	236,085.906	$25,779,775	$164,926,512

	Blended Strategies Portfolio
	Class 0 Units		Class 2 Units		Total Blended Strategies Portfolio
	Units	Capital	Units	Capital

Members’ capital, December 31, 2009	1,134,943.426	$153,850,323	300,723.739	$33,900,271	$187,750,594
Subscriptions	368,844.744	49,644,739	77,478.752	8,602,840	58,247,579
Redemptions	(86,730.660)	(11,680,951)	(33,428.352)	(3,698,323)	(15,379,274)
Net loss	–	(790,231)	–	(535,086)	(1,325,317)
Members’ capital, June 30, 2010	1,417,057.510	$191,023,880	344,774.139	$38,269,702	$229,293,582

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Statements of Changes in Members’ Capital (continued)

For the six months ended June 30, 2010 (unaudited) and 2009 (unaudited)

	Systematic Strategies Portfolio
	Class 0 Units		Class 2 Units

	Units	Capital	Units	Capital	Total Systematic Strategies Portfolio	Total Members’ Capital

Members’ capital, December 31, 2008	–	$–	–	$–	$–	$151,908,057
Initial subscription, January 4, 2009	7,629.139	769,000	13,638.449	1,375,000	2,144,000	2,144,000
Subscriptions	15,206.749	1,455,000	26,429.023	2,530,597	3,985,597	32,972,499
Redemptions	–	–	(500.000)	(48,909)	(48,909)	(13,671,081)
Net loss	–	(87,035)	–	(191,507)	(278,542)	(2,624,817)
Members’ capital, June 30, 2009	22,835.888	$2,136,965	39,567.472	$3,665,181	$5,802,146	$170,728,658

	Systematic Strategies Portfolio
	Class 0 Units		Class 2 Units

	Units	Capital	Units	Capital	Total Systematic Strategies Portfolio	Total Members’ Capital

Members’ capital, December 31, 2009	180,564.957	$18,162,877	119,035.753	$11,790,850	$29,953,727	$217,704,321
Subscriptions	56,189.672	5,378,002	64,039.248	6,069,792	11,447,794	69,695,373
Redemptions	(5,777.197)	(555,110)	(12,300.606)	(1,155,528)	(1,710,638)	(17,089,912)
Net loss	–	(875,530)	–	(767,091)	(1,642,621)	(2,967,938)
Members’ capital, June 30, 2010	230,977.432	$22,110,239	170,774.395	$15,938,023	$38,048,262	$267,341,844

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Statements of Cash Flows

	Six Months Ended June 30,
	2010 (Unaudited)	2009 (Unaudited)
Cash flows used in operating activities
Net loss	$(2,967,938)	$(2,624,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss allocated from investment in Graham Alternative Investment Trading LLC	1,325,317	2,346,275
Net loss allocated from investment in Graham Alternative Investment Trading II LLC	1,642,621	278,542
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	15,379,274	13,622,172
Proceeds from sale of investments in Graham Alternative Investment Trading II LLC	1,710,638	48,909
Investments in Graham Alternative Investment Trading LLC	(58,247,579)	(28,986,902)
Investments in Graham Alternative Investment Trading II LLC	(11,447,794)	(6,129,597)
Changes in assets and liabilities:
Redemption receivable from Graham Alternative Investment Trading LLC	(11,804)	4,271,703
Redemption receivable from Graham Alternative Investment Trading II LLC	(261,326)	–
Net cash used in operating activities	(52,878,591)	(17,173,715)

Cash flows provided by financing activities
Subscriptions	69,695,373	35,116,499
Redemptions	(16,816,782)	(17,942,784)
Net cash provided by financing activities	52,878,591	17,173,715

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Notes to Financial Statements

June 30, 2010 (unaudited)

1. Organization and Business

Graham Alternative Investment Fund I LLC (the “Fund”) was formed on May 16, 2006, commenced operations on August 1, 2006 and is organized as a Delaware Limited Liability Company (“LLC”). The Fund offers investors Class 0 and Class 2 shares of a Blended Strategies Portfolio, and Class 0 and Class 2 shares of a Systematic Strategies Portfolio.  The Fund invests all of its Blended Strategies Portfolio assets dedicated to trading in Graham Alternative Investment Trading LLC (“GAIT”), a Delaware LLC formed on May 16, 2006.  The Fund invests all of its Systematic Strategies Portfolio assets dedicated to trading in Graham Alternative Investment Trading II LLC (“GAIT II”), a Delaware LLC which was formed on July 16, 2008 and commenced operations on January 4, 2009. GAIT and GAIT II (collectively “the GAIT Funds”) invest in various master trading vehicles (“Master Funds”), all of which are managed by Graham Capital Management, L.P. (the “Advisor” or “Manager”).  The Manager is the manager and the sole investment advisor of the GAIT Funds and the Fund. The Manager is registered as a Commodity Pool Operator and Commodity Trading Advisor with the Commodity Futures Trading Commission and is a member of the National Futures Association.

The investment objective of the Fund is to achieve long-term capital appreciation through professionally managed trading in both U.S. and foreign markets, primarily in futures contracts, forwards contracts, spot currency contracts, and associated derivative instruments such as options and swaps through its investments in various Master Funds through its investments in the GAIT Funds. The Master Funds seek to profit from opportunities in the global financial markets, including interest rate futures, foreign exchange, global stock indices and energy, metals and agricultural futures, as professionally managed multi-strategy investment vehicles.  Each of the investment programs consists of multiple trading strategies of the Manager, which the Manager has combined in an effort to diversify the Fund’s investment exposure and to make the Fund’s performance returns less volatile and more consistently profitable.

In addition to trading in the Interbank market for foreign exchange, the Manager currently executes orders on all the major U.S. futures exchanges and may also trade on, but is not limited to, the Bolsa de Mercadorias and Futuros (“BMF”), Borsa Italiana Idem (“IML”), the Eurex Deutschland (“EUREX”), Euronext Paris (“MONEP”), the Hong Kong Exchanges and Clearing Ltd. (“HKEX”), the Intercontinental Exchange (“ICE”), the London Commodity Exchange (“LCE”), the London International Financial Futures and Options Exchange Ltd. (“LIFFE”), the London Metal Exchange (“LME”), the Marché à Terme International de France (“MATIF”), the Montreal Exchange (“ME”), the Osaka Securities Exchange (“OSE”), the Sydney Futures Exchange Ltd. (“SFE”), the Singapore International Monetary Exchange (“SIMEX”), the South African Exchange (“SAFEX”), the Tokyo International Financial Futures Exchange (“TIFFE”), the Tokyo Commodity Exchange (“TOCOM”) and the Tokyo Stock Exchange (“TSE”).

SEI Global Services, Inc. (“SEI”) is the Fund’s administrator and transfer agent. SEI is responsible for certain matters pertaining to the administration of the Fund.

The Fund will terminate on December 31, 2050 or at an earlier date if certain conditions occur as outlined in the Limited Liability Company Agreement (“LLC Agreement”) of the Fund.

The performance of the Fund is directly affected by the performance of the GAIT Funds; therefore these financial statements should be read in conjunction with the attached financial statements of the GAIT Funds.

Index

Graham Alternative Investment Fund I LLC

Notes to Financial Statements (continued)

1. Organization and Business (continued)

Duties of the Manager

Subject to the terms and conditions of the LLC Agreement, the Manager has complete and exclusive responsibility for managing and administering the affairs of the Fund and for directing the investment and reinvestment of the assets of the Fund and the GAIT Funds.

2. Summary of Significant Accounting Policies

These financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and all amounts are stated in U.S. Dollars. The preparation of these financial statements requires the Manager to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Amounts included in the financial statements and accompanying notes related to June 30, 2010 and 2009 and the three and six month periods then ended are unaudited.  Amounts included herein as of December 31, 2009 have been taken from the December 31, 2009 audited financial statements and accompanying notes of the Fund.

In July 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles” (the “Codification”). The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification does not change current U.S. GAAP. The adoption of the Codification does not impact the Fund’s financial statements except for references made to authoritative accounting literature in the footnotes.

Investment in Graham Alternative Investment Trading LLC and Graham Alternative Investment Trading II LLC

The Fund records its investments in the GAIT Funds at fair value in accordance with U.S. GAAP. In determining its net asset value, the GAIT Funds record their investments in Master Funds at fair value in accordance with U.S. GAAP. The Fund records its proportionate share of the GAIT Funds’ investment income and loss, expenses, fees, and realized and unrealized gains and losses on a monthly basis. Purchases and sales of units in the GAIT Funds are recorded on a trade date basis. The accounting policies of the GAIT Funds are described in their attached respective financial statements.

Each of the GAIT Funds charges its investors, including the Fund, an advisory fee, brokerage fee, sponsor fee and incentive allocation, all of which are described in detail in Note 4. The Fund does not charge any additional fees; however each investor in the Fund indirectly bears their portion of the advisory fee, brokerage fee, sponsor fee and incentive allocation charged by the GAIT Funds.

At June 30, 2010 and December 31, 2009, the Fund owned 64.63% and 61.78%, respectively of GAIT. At June 30, 2010 and December 31, 2009, the Fund owned 73.14% and 80.52% of GAIT II, respectively.

Index

Graham Alternative Investment Fund I LLC

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Fair Value

The fair value of the Fund’s assets and liabilities, which qualify as financial instruments under U.S. GAAP, approximates the carrying amounts presented in the statements of financial condition. Changes in these carrying amounts are included in the statements of operations.

The Fund follows U.S. GAAP for fair value measurements, which defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements.  U.S. GAAP uses a three-level hierarchy for fair value measurement based on the transparency and independence of inputs used in the valuation of an asset or liability as of the measurement date.

The fair value hierarchy categorizes asset and liability positions into one of three levels, as summarized below, based on the inputs and assumptions used in deriving fair value.

•	Level 1 inputs are unadjusted closing or settle prices for such assets or liabilities as published by the primary exchange upon which they are traded.
•	Level 2 inputs include quoted prices for similar assets and liabilities obtained from independent brokers and/or market makers in each security.
•	Level 3 inputs are those which are considered unobservable and are significant in arriving at fair value.

The Fund reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  In accordance with this hierarchy, the Fund’s investments in the GAIT Funds have been classified as a Level 2 valuation based on the release of ASU 2009-12 in 2009.  As of June 30, 2010 and December 31, 2009, neither the GAIT Funds nor the Master Funds held any Level 3 investments as defined by ASU 2009-12.

Cash and Cash Equivalents

The Fund considers cash and cash equivalents to include all highly liquid investments with a maturity of three months or less when acquired. At June 30, 2010 and December 31, 2009, these amounts are primarily invested in overnight deposits with major U.S. financial institutions.

Indemnifications

In the normal course of business, the Master Funds, the GAIT Funds and the Fund enter into contracts that contain a variety of indemnifications. Such contracts include those with the Master Funds’ brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote.

3. Capital Accounts

The Fund offers Class 0 Units and Class 2 Units (collectively, the “Units”) in both Blended and Systematic Strategies Portfolios. The Fund may issue additional Classes in the future subject to different fees, expenses or other terms, or to invest in other investment programs or combinations of investment programs managed by the Manager.

Index

Graham Alternative Investment Fund I LLC

Notes to Financial Statements (continued)

3. Capital Accounts (continued)

A separate Capital Account is maintained for each Member with respect to each Member’s Class of Units. The initial balance of each Member’s Capital Account will equal the initial contribution to the Fund by such Member with respect to the Class to which such Capital Account relates. Each Member’s Capital Account is increased by any additional subscription, and decreased by any redemption by such Member of Units of such Class to which the Capital Account relates. All income and expenses of the Fund are allocated among the Members’ Capital Accounts in proportion to the balance that each Capital Account bears to the balance of all Capital Accounts as of the beginning of such fiscal period.

Addition of Members and Managing Members

Units are available for subscription as of the first business day of each month upon at least three business days prior written notice.

Subscriptions

Units may be purchased at a price equal to the Net Asset Value per Unit of the relevant Class as of the immediately preceding Valuation Day as defined in the LLC Agreement. The minimum initial subscription from each investor in each Class is $50,000. Members may subscribe for additional Units in a minimum amount of not less than $5,000.

Redemption of Units

Units are not subject to any minimum holding period. Members may redeem Units at the Net Asset Value thereof as of each Valuation Day as defined in the LLC Agreement, upon not less than three business days’ prior written notice to the administrator. A partial redemption request for an amount less than $10,000 will not be accepted, nor will a redemption request be accepted to the extent that it would result in an investor owning less than $25,000. The redemption proceeds will normally be remitted within 15 days after the Valuation Day, without interest for the period from the Valuation Day to the payment date.

Redemption Fees

Class 2 Units are subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Class 0 Units are not subject to a redemption fee. Redemption fees are payable to the Manager upon redemption of Units.

4. Fees

Advisory Fees

Each Class of the GAIT Funds other than Class M pays the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 2% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemptions is effected with respect to Units of such Class during the month.

Index

Graham Alternative Investment Fund I LLC

Notes to Financial Statements (continued)

4. Fees (continued)

Sponsor Fees

Each Class of the GAIT Funds other than Class M pays the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of 1% of its Net Asset Value, payable monthly in arrears, determined in the same manner as the Advisory Fee.

Incentive Allocation

At the end of each calendar quarter, the Manager of the GAIT Funds will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter.

Brokerage Fees

Each Class of the GAIT Funds other than Class M pays the Manager a brokerage fee (the “Brokerage Fee”) at the annual rate specified in the table below. This Brokerage Fee is payable monthly in arrears and calculated as of the last business day of each month in the same manner as the Advisory Fee.

Class	Annual Rate

Class 0	2%
Class 2	4%

In consideration of the Brokerage Fee, the Manager bears all of the GAIT Funds’ trading commissions (including exchange, clearing and regulatory fees relating to its trades), routine legal expenses, internal and external accounting, audit and tax preparation expenses, fees and expenses of an external or internal administrator, and expenses and costs of printing and mailing reports and notices, together with the costs incurred in connection with the organization of the GAIT Funds and the GAIT Funds’ continuous offering of Units. To the extent the GAIT Funds are allocated any of these expenses from the Master Funds in which it invests, the Manager will reimburse the GAIT Funds those amounts.  These reimbursements are included in other income in the GAIT Funds’ statements of operations and managing member allocation.

Any portion of any of the above fees, including the Incentive Allocation may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

5. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of the Fund’s revenues and expenses for income tax purposes.

Index

Graham Alternative Investment Fund I LLC

Notes to Financial Statements (continued)

5. Income Taxes (continued)

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. The Manager has evaluated the Fund’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months.

6. Related Party Transactions

The Manager, due to its relationship with its affiliates, may enter into certain related party transactions.

7. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended June 30, 2010 and 2009:

	Blended Strategies Portfolio		Systematic Strategies Portfolio
	Class 0	Class 2	Class 0	Class 2
Per share operating performance
Net asset value per unit, March 31, 2009	$131.20	$110.41	$97.09	$96.60
Net loss:
Net investment loss	(1.46)	(1.96)	(1.35)	(1.57)
Net gain (loss) on investments	0.67	0.75	(2.16)	(2.40)
Net loss	(0.79)	(1.21)	(3.51)	(3.97)
Net asset value per unit, June 30, 2009	$130.41	$109.20	$93.58	$92.63

Net asset value per unit, March 31, 2010	$134.58	$111.36	$96.29	$94.35
Net gain (loss):
Net investment loss	(1.67)	(1.80)	(1.17)	(1.58)
Net gain on investments	1.89	1.44	0.60	0.56
Net gain (loss)	0.22	(0.36)	(0.57)	(1.02)
Net asset value per unit, June 30, 2010	$134.80	$111.00	$95.72	$93.33

Index

Graham Alternative Investment Fund I LLC

Notes to Financial Statements (continued)

7. Financial Highlights (continued)

The following represents ratios to average members’ capital and total return for the three months ended June 30, 2010 and 2009 for the Blended Strategies Portfolio:

	Blended Strategies Portfolio
	Class 0		Class 2
	2010	2009	2010	2009

Total return before Incentive Allocation	0.16%	(0.59)%	(0.31)%	(1.07)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Total return after Incentive Allocation	0.16%	(0.60)%	(0.31)%	(1.08)%

Net investment loss before Incentive Allocation	(1.04)%	(1.16)%	(1.55)%	(1.73)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Net investment loss after Incentive Allocation	(1.04)%	(1.17)%	(1.55)%	(1.74)%

Total expenses before Incentive Allocation	1.30%	1.28%	1.81%	1.84%
Incentive Allocation	0.00	0.01	0.00	0.01
Total expenses after Incentive Allocation	1.30%	1.29%	1.81%	1.85%

The following represents ratios to average members’ capital and total return for the three months ended June 30, 2010 and, 2009 for the Systematic Strategies Portfolio:

	Systematic Strategies Portfolio
	Class 0		Class 2
	2010	2009	2010	2009

Total return before Incentive Allocation	(0.52)%	(3.51)%	(1.03)%	(3.96)%
Incentive Allocation	0.00	0.00	0.00	(0.01)
Total return after Incentive Allocation	(0.52)%	(3.51)%	(1.03)%	(3.97)%

Net investment loss before Incentive Allocation	(1.03)%	(1.19)%	(1.59)%	(1.69)%
Incentive Allocation	0.00	0.00	0.00	(0.01)
Net investment loss after Incentive Allocation	(1.03)%	(1.19)%	(1.59)%	(1.70)%

Total expenses before Incentive Allocation	1.28%	1.26%	1.85%	1.78%
Incentive Allocation	0.00	0.00	0.00	0.01
Total expenses after Incentive Allocation	1.28%	1.26%	1.85%	1.79%

Index

Graham Alternative Investment Fund I LLC

Notes to Financial Statements (continued)

7. Financial Highlights (continued)

The following is the per Unit operating performance calculation for the six months ended June 30, 2010 and 2009:

	Blended Strategies Portfolio		Systematic Strategies Portfolio
	Class 0	Class 2	Class 0	Class 2
Per share operating performance
Net asset value per unit, December 31, 2008	$132.12	$111.74	$-	$-
Initial net asset value, January 1, 2009	-	-	100.00	100.00
Net loss:
Net investment loss	(2.75)	(3.54)	(1.91)	(2.41)
Net gain (loss) on investments	1.04	1.00	(4.51)	(4.96)
Net loss	(1.71)	(2.54)	(6.42)	(7.37)
Net asset value per unit, June 30, 2009	$130.41	$109.20	$93.58	$92.63

Net asset value per unit, December 31, 2009	$135.56	$112.73	$100.59	$99.05
Net loss:
Net investment loss	(3.21)	(3.55)	(2.28)	(3.06)
Net gain (loss) on investments	2.45	1.82	(2.59)	(2.66)
Net loss	(0.76)	(1.73)	(4.87)	(5.72)
Net asset value per unit, June 30, 2010	$134.80	$111.00	$95.72	$93.33

The following represents ratios to average Members’ capital and total return for the six months ended June 30, 2010 and 2009 for the Blended Strategies Portfolio:

	Blended Strategies Portfolio
	Class 0		Class 2
	2010	2009	2010	2009

Total return before Incentive Allocation	(0.56)%	(1.28)%	(1.53)%	(2.26)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Total return after Incentive Allocation	(0.56)%	(1.29)%	(1.53)%	(2.27)%

Net investment loss before Incentive Allocation	(2.01)%	(2.17)%	(3.05)%	(3.28)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Net investment loss after Incentive Allocation	(2.01)%	(2.18)%	(3.05)%	(3.29)%

Total expenses before Incentive Allocation	2.55%	2.53%	3.59%	3.64%
Incentive Allocation	0.00	0.01	0.00	0.01
Total expenses after Incentive Allocation	2.55%	2.54%	3.59%	3.65%

Index

Graham Alternative Investment Fund I LLC

Notes to Financial Statements (continued)

7. Financial Highlights (continued)

The following represents ratios to average members’ capital and total return for the six months ended June 30, 2010 and 2009 for the Systematic Strategies Portfolio:

	Systematic Strategies Portfolio
	Class 0		Class 2
	2010	2009	2010	2009

Total return before Incentive Allocation	(4.84)%	(6.42)%	(5.78)%	(7.36)%
Incentive Allocation	0.00	0.00	0.00	(0.01)
Total return after Incentive Allocation	(4.84)%	(6.42)%	(5.78)%	(7.37)%

Net investment loss before Incentive Allocation	(2.02)%	(2.28)%	(3.08)%	(3.30)%
Incentive Allocation	0.00	0.00	0.00	(0.01)
Net investment loss after Incentive Allocation	(2.02)%	(2.28)%	(3.08)%	(3.31)%

Total expenses before Incentive Allocation	2.55%	2.50%	3.61%	3.53%
Incentive Allocation	0.00	0.00	0.00	0.01
Total expenses after Incentive Allocation	2.55%	2.50%	3.61%	3.54%

Total return is calculated for Class 0 and Class 2 Units taken as a whole and has not been annualized. Total return is calculated as the change in total Members’ capital adjusted for subscriptions or redemptions during the year. An individual Member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include amounts from the Fund and amounts allocated from the GAIT Funds. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. The net investment loss and total expense ratios are computed based upon the weighted average of Members’ capital for Class 0 and Class 2 Units of the Fund for the  three and six months ended June 30, 2010 and 2009 for the Blended Strategies Portfolio and for the three and  six months ended June 30, 2010 and 2009.

8.  Subsequent Events

The Fund had subscriptions of approximately $14.5 million and redemptions of approximately $1.0 million for the period from July 1, 2010 through August 16, 2010, the date through which subsequent events were evaluated by the Manager.

Index

Graham Alternative Investment Trading LLC

Statements of Financial Condition

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
Assets
Cash and cash equivalents	$5	$49
Investments in Master Funds, at fair value	18,636,158	16,210,863
Investment in Graham Cash Assets LLC, at fair value	338,612,780	289,831,323
Accrued commission reimbursements	164,355	137,079
Receivable from Master Funds	1,607	2,825
Total assets	$357,414,905	$306,182,139

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$1,073,297	$572,512
Accrued brokerage fees	681,176	608,084
Accrued advisory fees	586,159	518,693
Accrued sponsor fees	293,080	259,346
Accrued incentive allocation	5,692	341,592
Total liabilities	2,639,404	2,300,227

Members’ capital:
Class 0 Units (2,202,704.468 and 1,851,259.271 units issued and outstanding at $134.80 and $135.56 per unit, respectively)	296,931,655	250,952,480
Class 2 Units (513,649.527 and 462,314.824 units issued and outstanding at $111.00 and $112.73 per unit, respectively)	57,014,758	52,116,241
Class M Units (4,671.470 and 4,671.470 units issued and outstanding at $177.48 and $174.08 per unit, respectively)	829,088	813,191
Total members’ capital	354,775,501	303,881,912
Total liabilities and members’ capital	$357,414,905	$306,182,139

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

June 30, 2010 (Unaudited)

Description	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$1,336,958	0.38%
Graham Discretionary Energy Trading III LLC	773,675	0.22%
Graham Fed Policy Ltd.	5,271,603	1.48%
Graham Global Monetary Policy LLC	629,015	0.18%
Graham GMP Securities LLC	835	0.00%
Graham K4D Trading Ltd.	8,905,547	2.50%
Graham Macro Directional LLC	1,263,348	0.36%
Graham Short Term Global Macro LLC	455,177	0.13%
Total investments in Master Funds	$18,636,158	5.25%

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments (continued)

June 30, 2010 (Unaudited)

Unaudited condensed schedule of investments for each Master Fund

Description	Number of Contracts	Fair Value	Percentage of Members' Capital
Graham Commodity Strategies LLC
Long contracts
Futures
Brent Crude Oil June 2011	203	$(1,284,750)	(10.08)%
Brent Crude Penultimate Financial June 2011	771	(4,447,230)	(34.89)%
Coffee December 2010	850	2,196,656	17.23%
Copper March 2011	931	(4,647,663)	(36.46)%
Corn December 2010	1,583	853,425	6.70%
Gas Oil December 2010	222	(1,268,125)	(9.95)%
LME Aluminum July 2010	418	(1,324,900)	(10.39)%
LME Copper July 2010	146	(1,333,038)	(10.46)%
LME Lead July 2010	193	(1,368,556)	(10.74)%
LME Nickel July 2010	143	(2,035,596)	(15.97)%
LME Zinc July 2010	270	(1,000,475)	(7.85)%
Natural Gas January 2011	1,675	(4,244,360)	(33.30)%
Natural Gas March 2011	687	(1,706,410)	(13.39)%
Wheat December 2010	554	(737,275)	(5.78)%
Wheat March 2011	1,114	(1,901,300)	(14.92)%
WTI Crude October 2010	1,918	(1,104,940)	(8.67)%
WTI Crude December 2010	400	(2,399,750)	(18.83)%
Other commodity		(1,485,829)	(11.66)%
Total futures		(29,240,116)	(229.41)%

Swaps
Gasoil Swap December 2010	109	(3,622,750)	(28.42)%
Total swaps		(3,622,750)	(28.42)%

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments (continued)

June 30, 2010 (Unaudited)

Unaudited condensed schedule of investments for each Master Fund

Description	Number of Contracts	Fair Value	Percentage of Members' Capital
Graham Commodity Strategies LLC (continued)
Short contracts
Futures
Brent Crude Oil December 2011	(380)	$1,636,210	12.84%
Brent Crude Penultimate Financial December 2010	(771)	4,539,140	35.61%
Coffee September 2010	(1,077)	(2,498,850)	(19.61)%
Copper September 2010	(1,018)	3,645,712	28.60%
Corn September 2010	(1,656)	(790,750)	(6.20)%
Gas Oil June 2011	(272)	1,359,350	10.66%
Globex Crude Oil December 2010	(300)	987,000	7.74%
LME Zinc July 2010	(256)	1,051,173	8.25%
Natural Gas October 2010	(1,275)	3,406,320	26.72%
Natural Gas December 2010	(1,087)	3,013,400	23.64%
Wheat December 2010	(554)	955,775	7.50%
WTI Crude August 2010	(2,103)	1,173,410	9.21%
Other commodity		2,550,002	20.01%
Total futures		21,027,892	164.97%

Swaps
Gasoil Swap December 2010	(104)	3,789,000	29.73%
Total swaps		3,789,000	29.73%

Total		$(8,045,974)	(63.13)%

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments (continued)

June 30, 2010 (Unaudited)

Unaudited condensed schedule of investments for each Master Fund

Description	Number of Contracts	Fair Value	Percentage of Members' Capital
Graham Discretionary Energy Trading III LLC
Long contracts
Futures
Globex Crude Oil December 2011	500	$(513,500)	(8.73)%
Heating Oil June 2011	200	(657,720)	(11.18)%
Natural Gas April 2011	150	(1,317,000)	(22.39)%
WTI Crude December 2010	625	(4,028,750)	(68.49)%
WTI Crude January 2011	200	(477,900)	(8.13)%
Other commodity		92,920	1.58%
Total futures		(6,901,950)	(117.34)%

Options
Natural Gas European August 2010, 4.50 Put	250	471,750	8.02%
Other commodity		150,000	2.55%
Total swaps		621,750	10.57%

Swaps
Natural Gas Swap September 2010	2,000	660,000	11.22%
Natural Gas ICE Swap August 2010	1,744	(975,355)	(16.58)%
Natural Gas ICE Swap October 2010	4,034	1,086,093	18.46%
Total swaps		770,738	13.10%

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments (continued)

June 30, 2010 (Unaudited)

Unaudited condensed schedule of investments for each Master Fund

Description	Number of Contracts	Fair Value	Percentage of Members' Capital
Graham Discretionary Energy Trading III LLC (continued)
Short contracts
Futures
Heating Oil January 2011	(200)	$676,200	11.50%
Natural Gas October 2010	(305)	334,540	5.69%
WTI Crude June 2011	(200)	539,000	9.16%
WTI Crude December 2011	(500)	3,289,770	55.93%
Other commodity		115,990	1.97%
Total futures		4,955,500	84.25%

Swaps
Natural Gas ICE Swap September 2010	(4,140)	(1,623,300)	(27.60)%
Natural Gas Swap October 2010	(2,400)	(905,000)	(15.38)%
Other commodity		119,000	2.02%
Total swaps		(2,409,300)	(40.96)%

Total		$(2,963,262)	(50.38)%

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments (continued)

June 30, 2010 (Unaudited)

Unaudited condensed schedule of investments for each Master Fund

Description	Number of Contracts	Fair Value	Percentage of Net Assets
Graham Fed Policy Ltd.
Long contracts
Futures
Eurodollar June 2011	6,300	$3,949,737	8.81%
30 Day Fed Fund December 2010	6,571	3,286,180	7.33%
30 Day Fed Fund January 2011	7,738	2,655,608	5.92%
Other interest rate		4,497,048	10.03%
Total futures		14,388,573	32.09%

Options
Eurodollar futures September 2010, $99.25 Call	37,000	15,493,750	34.56%
Eurodollar futures September 2010, $99.625 Put	38,500	27,190,625	60.65%
Fed Fund futures November 2010, $99.75 Call	29,643	6,176,119	13.78%
Fed Fund futures December 2010, $99.75 Call	23,354	4,865,806	10.85%
Other interest rate futures		9,766,989	21.78%
Total options		63,493,289	141.62%

Short contracts
Futures
30 Day Fed Fund September 2011	(6,300)	(4,313,525)	(9.62)%
Other interest rate		(37,103)	(0.08)%
Total futures		(4,350,628)	(9.70)%

Options
Eurodollar futures September 2010, $99.25 Put		(7,250,000)	(16.17)%
Other interest rate futures		(8,262,111)	(18.43)%
Total options		(15,512,111)	(34.60)%

Total		$58,019,123	129.41%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments (continued)

June 30, 2010 (Unaudited)

Unaudited condensed schedule of investments for each Master Fund

Description	Number of Contracts / Principal Amount	Fair Value	Percentage of Members' Capital
Graham Global Monetary Policy LLC
Long contracts
Futures
U.S. 10 Year Note September 2010	460	$1,164,375	12.46%
Natural Gas March 2010	300	(824,440)	(8.82)%
Other commodity		41,010	0.44%
Foreign bond		(220,365)	(2.36)%
Total futures		160,580	1.72%

Forwards
Brazilian Real / U.S. Dollar 07/02/10	BRL 53,602,500	(722,171)	(7.73)%
Chinese Yuan / U.S. Dollar 06/17/11	CNY 338,000,000	640,952	6.86%
Indian Rupee / U.S. Dollar 07/23/10	IDR 1,369,200,000	(700,556)	(7.49)%
Other foreign currency		(561,532)	(6.01)%
Total forwards		(1,343,307)	(14.37)%

Short contracts
Futures
Natural Gas December 2010	(300)	926,000	9.91%
Foreign bond		(583,757)	(6.25)%
U.S. index		222,500	2.38%
Total futures		564,743	6.04%

Forwards
Foreign currency		543,366	5.81%
Total forwards		543,366	5.81%

Total		$(74,618)	(0.80)%

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments (continued)

June 30, 2010 (Unaudited)

Unaudited condensed schedule of investments for each Master Fund

Description	Number of Contracts / Principal Amount	Fair Value	Percentage of Net Assets
Graham K4D Trading Ltd.
Long contracts
Futures
Eurodollar December 2011	460	$5,939,277	8.21%
Japanese government bond September 2010	460	5,137,465	7.10%
U.S. bond		8,966,861	12.39%
Foreign bond		5,423,348	7.49%
U.S. index		(6,055,774)	(8.37)%
Foreign index		(7,452,918)	(10.30)%
Commodity		(9,315,138)	(12.87)%
Other interest rate		4,674,829	6.46%
Currency		281,979	0.39%
Total futures		7,599,929	10.50%

Forwards
Australian Dollar / Japanese Yen 07/21/10	AUD 103,978,992	(3,663,231)	(5.06)%
Australian Dollar / U.S. Dollar 07/21/10	AUD 234,651,041	(3,699,776)	(5.11)%
British Pound / Japanese Yen 07/21/10	GBP 325,018,437	(6,599,831)	(9.12)%
British Pound / U.S. Dollar 07/21/10	GBP 512,395,638	7,151,839	9.88%
Canadian Dollar / Euro 07/21/10	CAD 160,277,343	(3,877,387)	(5.36)%
Canadian Dollar / U.S. Dollar 07/21/10	CAD 358,673,446	(9,288,917)	(12.84)%
Euro / Japanese Yen 07/21/10	EUR 318,795,158	(9,247,548)	(12.78)%
Japanese Yen / U.S. Dollar 07/21/10	JPY 109,427,758,492	28,353,929	39.19%
Swiss Franc / U.S. Dollar 07/21/10	CHF 1,191,931,599	39,088,132	54.02%
Other foreign currency		(5,665,516)	(7.83)%
Total forwards		32,551,694	44.99%

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments (continued)

June 30, 2010 (Unaudited)

Unaudited condensed schedule of investments for each Master Fund

Description	Number of Contracts / Principal Amount	Fair Value	Percentage of Net Assets
Graham K4D Trading Ltd. (continued)
Short contracts
Futures
U.S. bond		$(3,903,659)	(5.40)%
Foreign bond		(3,667,236)	(5.07)%
U.S. index		4,466,697	6.17%
Foreign index		7,055,421	9.75%
Commodity		7,543,825	10.43%
Interest rate		(2,311,775)	(3.19)%
Currency		686,167	0.95%
Total futures		9,869,440	13.64%

Forwards
British Pound / Japanese Yen 07/21/10	GBP (339,634,394)	6,523,982	9.02%
British Pound / U.S. Dollar 07/21/10	GBP (578,479,361)	(8,565,134)	(11.84)%
Canadian Dollar / U.S. Dollar 07/21/10	CAD (277,958,026)	6,749,800	9.33%
Euro / Japanese Yen 07/21/10	EUR (354,804,470)	10,213,729	14.12%
Japanese Yen / U.S. Dollar 07/21/10	JPY (106,083,180,233)	(28,631,237)	(39.57)%
Swiss Franc / U.S. Dollar 07/21/10	CHF (1,232,353,374)	(43,802,489)	(60.54)%
Swiss Franc / Japanese Yen 07/21/10	CHF (297,489,508)	(4,501,820)	(6.22)%
Other foreign currency		14,668,682	20.27%
Total forwards		(47,344,487)	(65.43)%

Total		$2,676,576	3.70%

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments (continued)

June 30, 2010 (Unaudited)

Unaudited condensed schedule of investments for each Master Fund

Description	Number of Contracts	Fair Value	Percentage of Members' Capital
Graham Macro Directional LLC
Long contracts
Futures
U.S. 10 Year Note September 2010	400	$578,125	7.52%
Other U.S. bond		12,500	0.16%
Foreign bond		88,145	1.15%
Commodity		(36,430)	(0.47)%
Total futures		642,340	8.36%

Short Contracts
Futures
U.S. bond		(225,000)	(2.93)%
U.S. index		331,975	4.32%
Foreign index		10,406	0.13%
Commodity		9,800	0.13%
Total futures		127,181	1.65%

Forwards
Foreign currency		117,739	1.53%
Total forwards		117,739	1.53%

Total		$887,260	11.54%

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments (continued)

June 30, 2010 (Unaudited)

Unaudited condensed schedule of investments for each Master Fund

Description	Principal Amount	Fair Value	Percentage of Members' Capital
Graham Short Term Global Macro LLC
Long contracts
Options
U.S. Dollar / Swiss Franc 07/01/10, Swiss Franc 1.10 Put	$50,000,000	$1,049,042	59.26%
Other foreign currency forward		269,458	15.22%
Total options		1,318,500	74.48%

Forwards
Foreign currency		137,807	7.79%
Total forwards		137,807	7.79%

Short Contracts
Forwards
Foreign currency		(85,249)	(4.82)%
Total forwards		(85,249)	(4.82)%

Total		$1,371,058	77.45%

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments (continued)

June 30, 2010 (Unaudited)

Unaudited condensed schedule of investments for Graham Cash Assets LLC

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Graham Cash Assets LLC
Investments in Fixed Income Securities (cost $1,739,320,224)
United States
FDIC Guaranteed Bonds (cost $1,087,370,922)
Bank of America 0.57% – 1.70% Floating Rate Notes due 09/13/10 – 06/22/12	$175,000,000	$175,701,242	7.77%
Citibank 1.25% – 1.63% due 03/30/11 – 11/15/11	200,000,000	201,011,318	8.89%
Citigroup 1.25% – 1.38% due 05/05/11 – 09/22/11	150,000,000	150,716,127	6.66%
JP Morgan Chase 1.65% – 2.63% due 12/01/10 – 02/23/11	125,000,000	125,653,797	5.55%
Other FDIC Guaranteed Bonds		434,288,438	19.20%
Total FDIC Guaranteed Bonds		1,087,370,922	48.07%

Government Bonds (cost $651,949,302)
U.S. Treasury 0.00% – 2.75% due 07/15/10 – 06/30/11	650,000,000	651,949,302	28.82%
Total Government Bonds		651,949,302	28.82%

Total Investments in Fixed Income Securities		$1,739,320,224	76.89%

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

December 31, 2009

Description	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$763,431	0.25%
Graham Fed Policy Ltd.	2,649,859	0.87%
Graham Global Monetary Policy LLC	864,633	0.28%
Graham K4D Trading Ltd.	11,724,671	3.86%
Graham Macro Directional LLC	208,269	0.07%
Total investments in Master Funds	$16,210,863	5.33%

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments (continued)

December 31, 2009

Condensed schedule of investments for each Master Fund

Description	Number of Contracts	Fair Value	Percentage of Members' Capital
Graham Commodity Strategies LLC
Long contracts
Futures
Copper May 2010	678	$4,041,813	41.13%
Copper July 2010	630	4,188,413	42.63%
Cotton # 2 May 2010	1,162	2,942,250	29.94%
Globex Crude Oil June 2010	300	1,768,950	18.00%
Natural Gas March 2010	1,000	505,000	5.14%
Natural Gas September 2010	250	(537,500)	(5.47)%
Sugar #11 May 2010	1,505	4,489,755	45.69%
Wheat July 2010	1,092	(716,838)	(7.29)%
Other commodity		(1,041,637)	(10.60)%
Total futures		15,640,206	159.17%

Short contracts
Futures
Copper March 2010	(1,308)	(7,146,138)	(72.72)%
Cotton # 2 March 2010	(1,162)	(1,987,760)	(20.23)%
Globex Crude Oil December 2010	(300)	(1,957,100)	(19.92)%
Natural Gas March 2010	(980)	(1,292,520)	(13.15)%
Natural Gas April 2010	(250)	612,500	6.23%
Sugar #11 March 2010	(1,305)	(4,665,416)	(47.48)%
WTI Crude March 2010	(3,172)	840,170	8.55%
Other commodity		443,395	4.51%
Total futures		(15,152,869)	(154.21)%

Total		$487,337	4.96%

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments (continued)

December 31, 2009

Condensed schedule of investments for each Master Fund

Description	Number of Contracts	Fair Value	Percentage of Net Assets
Graham Fed Policy Ltd.
Long contracts
Futures
30 Day Fed Fund February 2010	5,483	$2,388,691	10.48%
Other interest rate		473,340	2.08%
Total futures		2,862,031	12.56%

Options
Fed Fund futures February 2010, $99.75 Call	8,715	3,631,540	15.94%
Fed Fund futures May 2010, $99.75 Call	23,150	4,823,303	21.17%
Eurodollar futures March 2010, $99.63 Call	10,100	1,893,750	8.31%
Other interest rate futures		3,404,283	14.94%
Total options		13,752,876	60.36%

Short contracts
Options
Fed Fund futures February 2010, $99.81 Call	(13,080)	(2,452,696)	(10.76)%
Fed Fund futures May 2010, $99.81 Call	(19,850)	(1,654,299)	(7.26)%
Eurodollar futures March 2011, $99.63 Call	(42,350)	(1,323,438)	(5.81)%
Other interest rate futures		(3,797,911)	(16.67)%
Total options		(9,228,344)	(40.50)%

Total		$7,386,563	32.42%

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments (continued)

December 31, 2009

Condensed schedule of investments for each Master Fund

Description	Principal Amount	Fair Value	Percentage of Members' Capital
Graham Global Monetary Policy LLC
Long contracts
Futures
Commodity		$29,025	0.33%
Total futures		29,025	0.33%

Options
Euro / Swiss Franc 03/04/10, $1.50 Put	100,000,000	2,245,923	25.89%
Euro / Swiss Franc 03/11/10, $1.50 Put	100,000,000	2,304,314	26.56%
U.S. index		12,500	0.14%
Total options		4,562,737	52.59%

Forwards
Australian Dollar / Japanese Yen 01/04/10	AUD 60,000,000	919,592	10.60%
Australian Dollar / U.S. Dollar 01/04/10	AUD 80,000,000	495,440	5.71%
Japanese Yen / U.S. Dollar 01/04/10	JPY 11,025,114,000	(1,513,453)	(17.44)%
Other foreign currency		554,290	6.38%
Total forwards		455,869	5.25%

Short contracts
Futures
Foreign bond		373,824	4.31%
Interest rate		(253,871)	(2.93)%
Total futures		119,953	1.38%

Options
Euro / Swiss Franc 03/04/10, $1.46 Put	(100,000,000)	(651,902)	(7.51)%
Euro / Swiss Franc 03/11/10, $1.47 Put	(100,000,000)	(916,709)	(10.57)%
Total options		(1,568,611)	(18.08)%

Forwards
Japanese Yen / U.S. Dollar 01/04/10	JPY (11,047,096,000)	1,582,181	18.24%
Euro / Japanese Yen 01/04/10	EUR (40,000,000)	(434,683)	(5.01)%
Australian Dollar / Japanese Yen 01/04/10	AUD (60,000,000)	(930,489)	(10.72)%
Other foreign currency		499,007	5.75%
Total forwards		716,016	8.26%

Total		$4,314,989	49.73%

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments (continued)

December 31, 2009

Condensed schedule of investments for each Master Fund

Description	Number of Contracts/Principal Amount	Fair Value	Percentage of Net Assets
Graham K4D Trading Ltd.
Long contracts
Futures
LME Aluminum January 2010	1,302	$6,972,938	5.92%
LME Copper January 2010	366	6,743,091	5.72%
Other commodity		21,454,287	18.21%
U.S. bond		(4,526,734)	(3.84)%
Foreign bond		(6,607,015)	(5.61)%
U.S. index		5,331,432	4.53%
Foreign index		8,908,434	7.56%
Interest rate		(8,722,161)	(7.40)%
Currency		355,993	0.30%
Total futures		29,910,265	25.39%

Forwards
British Pound / Japanese Yen 01/20/10	GBP 224,750,683	11,529,834	9.79%
Euro / U.S. Dollar 01/20/10	EUR 593,968,247	(12,238,099)	(10.39)%
Japanese Yen / U.S. Dollar 01/20/10	JPY 51,561,122,880	(17,479,840)	(14.84)%
Other foreign currency		9,230,717	7.84%
Total forwards		(8,957,388)	(7.60)%

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments (continued)

December 31, 2009

Condensed schedule of investments for each Master Fund

Description	Number of Contracts/Principal Amount	Fair Value	Percentage of Net Assets
Graham K4D Trading Ltd. (continued)
Short contracts
Futures
U.S. bond		$1,217,531	1.03%
Foreign bond		2,267,786	1.93%
U.S. index		(2,810,098)	(2.39)%
Foreign index		(3,726,222)	(3.16)%
Commodity		(14,721,246)	(12.50)%
Interest rate		2,493,009	2.12%
Currency		(32,595)	(0.03)%
Total futures		(15,311,835)	(13.00)%

Forwards
Japanese Yen / U.S. Dollar 01/20/10	JPY (52,960,960,701)	18,321,239	15.55%
Euro / U.S. Dollar 01/20/10	EUR (604,603,018)	12,851,322	10.91%
British Pound / Japanese Yen 01/20/10	GBP (207,438,849)	(11,260,219)	(9.56)%
Other foreign currency		(7,624,210)	(6.47)%
Total forwards		12,288,132	10.43%

Total		$17,929,174	15.22%

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments (continued)

December 31, 2009

Condensed schedule of investments for each Master Fund

Description	Principal Amount	Fair Value	Percentage of Members' Capital
Graham Macro Directional LLC
Long contracts
Forwards
New Zealand Dollar / U.S. Dollar 01/05/10	NZD 25,000,000	$168,512	10.40%
Japanese Yen / U.S. Dollar 01/05/10	JPY 2,773,860,000	(189,105)	(11.67)%
Japanese Yen / U.S. Dollar 01/04/10	JPY 2,300,065,000	(285,387)	(17.62)%
Total forwards		(305,980)	(18.89)%

Short Contracts
Forwards
Japanese Yen / U.S. Dollar 01/05/10	JPY (4,620,210,000)	346,235	21.37%
Japanese Yen / U.S. Dollar 01/04/10	JPY (2,300,065,000)	281,275	17.36%
New Zealand Dollar / U.S. Dollar 01/05/10	NZD (25,000,000)	(206,512)	(12.74)%
Total forwards		420,998	25.99%

Total		$115,018	7.10%

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments (continued)

December 31, 2009

Condensed schedule of investments for Graham Cash Assets LLC

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Graham Cash Assets LLC
Investments in Fixed Income Securities (cost $1,421,913,802)
United States
FDIC Guaranteed Bonds (cost $667,900,290)
Bank of America 0.28% Floating Rate Note due 09/13/10	$100,000,000	$100,177,559	5.24%
Other Bank of America 0.63% - 1.70% Floating Rate Notes due 12/23/10 - 06/22/12	75,000,000	75,931,110	3.97%
Citibank 1.25% - 1.63% due 03/30/11 - 11/15/11	125,000,000	125,481,266	6.56%
JPMorgan Chase 1.65% - 2.63% due 12/01/10 - 02/23/11	125,000,000	126,280,415	6.60%
Other FDIC guaranteed bonds		240,029,940	12.55%
Total FDIC Guaranteed Bonds		667,900,290	34.92%

Government Bonds (cost $754,013,512)
U.S. Treasury 0.00% - 2.75% due 01/31/10 - 06/30/11	750,000,000	754,013,512	39.42%
Total Government Bonds		754,013,512	39.42%

Total Investments in Fixed Income Securities		$1,421,913,802	74.34%

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Statements of Operations and Managing Member Allocation

	Three Months Ended June 30,		Six Months Ended June 30,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
Net gain allocated from investments in Master Funds:
Net realized gain on investments	$10,861,643	$5,049,048	$5,442,218	$8,052,384
Net (decrease) increase in unrealized appreciation on investments	(6,537,671)	(3,691,526)	300,665	(5,871,183)
Brokerage commissions and fees	(559,230)	(325,874)	(1,055,494)	(601,521)
Net gain allocated from investments in Master Funds	3,764,742	1,031,648	4,687,389	1,579,680

Net investment loss allocated from investments in Master Funds	(18,301)	(7,341)	(29,476)	(12,290)

Investment income:
Interest income	466,353	300,231	881,848	796,770
Other income	559,230	325,874	1,055,494	601,521
Total investment income	1,025,583	626,105	1,937,342	1,398,291

Expenses:
Brokerage fees	2,017,330	1,456,138	3,803,623	2,858,287
Advisory fees	1,728,881	1,264,866	3,250,025	2,501,705
Sponsor fees	864,441	632,433	1,625,013	1,250,852
Interest and other	21,525	4,469	26,272	9,084
Total expenses	4,632,177	3,357,906	8,704,933	6,619,928
Net investment loss of the Fund	(3,606,594)	(2,731,801)	(6,767,591)	(5,221,637)

Net gain (loss)	139,847	(1,707,494)	(2,109,678)	(3,654,247)

Incentive allocation	(5,692)	(17,220)	(5,692)	(25,681)

Net gain (loss) available for pro-rata allocation to all members	$134,155	$(1,724,714)	$(2,115,370)	$(3,679,928)

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Statements of Changes in Members’ Capital

For the six months ended June 30, 2010 (unaudited) and 2009 (unaudited)

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2008	1,585,426.608	$209,463,943	276,829.231	$30,933,785	4,671.470	$748,868	$241,146,596
Subscriptions	230,961.809	30,521,001	116,307.930	12,914,978	–	–	43,435,979
Redemptions	(187,413.861)	(24,703,106)	(31,416.322)	(3,511,166)	–	(25,681)	(28,239,953)
Incentive allocation	–	–	–	–	–	25,681	25,681
Net income (loss) available for pro-rata allocation	–	(2,850,036)	–	(838,861)	–	8,969	(3,679,928)
Members’ capital, June 30, 2009	1,628,974.556	$212,431,802	361,720.839	$39,498,736	4,671.470	$757,837	$252,688,375

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2009	1,851,259.271	$250,952,480	462,314.824	$52,116,241	4,671.470	$813,191	$303,881,912
Subscriptions	471,832.723	63,434,694	85,370.021	9,475,064	–	–	72,909,758
Redemptions	(120,387.526)	(16,140,186)	(34,035.318)	(3,760,613)	–	(5,692)	(19,906,491)
Incentive allocation	–	–	–	–	–	5,692	5,692
Net income (loss) available for pro-rata allocation	–	(1,315,333)	–	(815,934)	–	15,897	(2,115,370)
Members’ capital, June 30, 2010	2,202,704.468	$296,931,655	513,649.527	$57,014,758	4,671.470	$829,088	$354,775,501

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Statements of Cash Flows

	Six Months Ended June 30,
	2010 (Unaudited)	2009 (Unaudited)
Cash flows used in operating activities
Net loss	$(2,109,678)	$(3,654,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income allocated from investment in Master Funds	(4,657,913)	(1,567,390)
Net income allocated from investment in Graham Cash Assets LLC	(881,848)	(227,696)
Net income allocated from investment in Graham Cash Assets II LLC	-	(569,023)
Proceeds from sale of investments in Master Funds	158,020,631	96,217,264
Proceeds from sale of investments in Graham Cash Assets LLC	119,399,171	172,225,474
Proceeds from sale of investments in Graham Cash Assets II LLC	-	359,882,599
Investments in Master Funds	(155,786,795)	(99,515,101)
Investments in Graham Cash Assets LLC	(167,298,780)	(412,959,099)
Investments in Graham Cash Assets II LLC	-	(112,508,973)
Changes in assets and liabilities:
Accrued commission reimbursements	(27,276)	(30,848)
Accrued brokerage fees	73,092	(5,164)
Accrued advisory fees	67,466	(15,455)
Accrued sponsor fees	33,734	(7,728)
Accrued incentive allocation	(335,900)	(6,478,763)
Net cash used in operating activities	(53,504,096)	(9,214,150)

Cash flows provided by financing activities
Subscriptions	72,909,758	43,435,979
Redemptions	(19,405,706)	(34,221,718)
Net cash provided by financing activities	53,504,052	9,214,261

Net (decrease) increase in cash and cash equivalents	(44)	111

Cash and cash equivalents, beginning of period	49	195
Cash and cash equivalents, end of period	$5	$306

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements

June 30, 2010 (unaudited)

1. Organization and Business

Graham Alternative Investment Trading LLC (“GAIT”) was formed on May 18, 2006, commenced operations on August 1, 2006 and is organized as a Delaware Limited Liability Company. Graham Capital Management, L.P. (the “Managing Member” or “Manager”) is the Managing Member and the sole investment advisor. The Managing Member is registered as a Commodity Pool Operator and Commodity Trading Advisor with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association.

The investment objective of GAIT is to achieve long-term capital appreciation through professionally managed trading through its investment in various master trading vehicles (“Master Funds”). As more fully described in Note 2, these Master Funds invest in a broad range of currency forward and futures contracts; bond, interest rate, and index futures contracts; commodity forward and futures contracts, and swaps thereon (collectively referred to as “Derivative Positions”) traded on U.S. and foreign exchanges.

In addition to trading in the Interbank market for foreign exchange, the Manager currently executes orders on all the major U.S. futures exchanges and may also trade on, but is not limited to, the Bolsa de Mercadorias and Futuros (“BMF”), Borsa Italiana Idem (“IML”), the Eurex Deutschland (“EUREX”), Euronext Paris (“MONEP”), the Hong Kong Exchanges and Clearing Ltd. (“HKEX”), the Intercontinental Exchange (“ICE”), the London Commodity Exchange (“LCE”), the London International Financial Futures and Options Exchange Ltd. (“LIFFE”), the London Metal Exchange (“LME”), the Marché à Terme International de France (“MATIF”), the Montreal Exchange (“ME”), the Osaka Securities Exchange (“OSE”), the Sydney Futures Exchange Ltd. (“SFE”), the Singapore International Monetary Exchange (“SIMEX”), the South African Exchange (“SAFEX”), the Tokyo International Financial Futures Exchange (“TIFFE”), the Tokyo Commodity Exchange (“TOCOM”) and the Tokyo Stock Exchange (“TSE”).

SEI Global Services, Inc. (“SEI”) is GAIT’s independent administrator and transfer agent.  SEI is responsible for certain matters pertaining to the administration of GAIT.

GAIT will terminate on December 31, 2050 or at an earlier date if certain conditions occur as outlined in the Limited Liability Company Agreement (“LLC Agreement”) of GAIT.

Duties of the Managing Member

Subject to the terms and conditions of the LLC Agreement, the Managing Member has complete and exclusive responsibility for managing and administering the affairs of GAIT and for directing the investment and reinvestment of the assets of GAIT.

2. Summary of Significant Accounting Policies

These financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and all amounts are stated in U.S. Dollars. The preparation of these financial statements requires the Managing Member to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Amounts included in the financial statements and accompanying notes related to June 30, 2010 and 2009 and the three and six month periods then ended are unaudited.  Amounts included herein as of December 31, 2009 have been taken from the December 31, 2009 audited financial statements and accompanying notes of GAIT.

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

In July 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles” (the “Codification”). The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification does not change current U.S. GAAP.  The adoption of the Codification does not impact GAIT’s financial statements except for references made to authoritative accounting literature in the footnotes.

Cash and Cash Equivalents

GAIT considers cash and cash equivalents to include all highly liquid investments with a maturity of three months or less when acquired. At June 30, 2010 and December 31, 2009, these amounts are primarily invested in overnight deposits with major U.S. financial institutions.

Investments in Master Funds

GAIT invests in various Master Funds which are managed by the Managing Member. These investments are valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP. Gains and losses are allocated by each Master Fund to GAIT based upon GAIT’s proportionate share of the net assets of each Master Fund and are included in the statements of operations and managing member allocation for the six months ended June 30, 2010 and 2009.

Fair Value

The fair value of GAIT’s assets and liabilities, which qualify as financial instruments under U.S. GAAP, approximates the carrying amounts presented in the statements of financial condition. Changes in these carrying amounts are included in the statements of operations and managing member allocation.

GAIT follows U.S. GAAP for fair value measurements, which defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements.  U.S. GAAP uses a three-level hierarchy for fair value measurement based on the transparency and independence of inputs used in the valuation of an asset or liability as of the measurement date.

The fair value hierarchy categorizes asset and liability positions into one of three levels, as summarized below, based on the inputs and assumptions used in deriving fair value.

•	Level 1 inputs are unadjusted closing or settle prices for such assets or liabilities as published by the primary exchange upon which they are traded.
•	Level 2 inputs include quoted prices for similar assets and liabilities obtained from independent brokers and/or market makers in each security.
•	Level 3 inputs are those which are considered unobservable and are significant in arriving at fair value.

GAIT reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  In accordance with this hierarchy, GAIT’s investments in Master Funds, Graham Cash Assets LLC (“GCA”), and Graham Cash Assets II LLC (“GCA II”) have been classified as Level 2 valuations based on the release of ASU 2009-12 in 2009.  As of June 30, 2010 and December 31, 2009, the Master Funds and GCA did not hold any Level 3 investments.

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Fair Value (continued)

Derivative Instruments

In the normal course of business, the Master Funds utilize derivative financial instruments in connection with their trading activities. Derivative instruments derive their value from underlying assets, indices, reference rates or a combination of these factors.  Investments in derivative financial instruments are subject to additional risks that can result in a loss of all or part of an investment.  The Master Funds’ derivative financial instruments are classified by the following primary underlying risks: interest rate, credit, foreign currency exchange rate, commodity price, and equity price risks. These risks can be in excess of the amounts recognized in the statements of financial condition. In addition, the Master Funds are also subject to additional counterparty risk should their counterparties fail to meet the terms of their contracts.  Management of counterparty risk involves a number of considerations, such as the financial profile of the counterparty, specific terms and duration of the contractual agreement, and the value of collateral held, if any. The Master Funds have established initial credit approval, credit limits, and collateral requirements and may reduce their exposure to any counterparties they deem necessary.  Trading in non-U.S. Dollar denominated derivative instruments may subject the value of, and gains and losses associated with, such contracts to additional risks related to adverse changes in the applicable exchange rates. To the extent a Master Fund is deemed to be insolvent, all positions could be subject to liquidation.

The Master Funds record all their derivative financial instruments at fair value, which is derived in accordance with U.S. GAAP.  Unrealized gains and losses from these instruments are recorded based on changes in their fair value.  Realized gains and losses are recorded when the positions are closed.  All unrealized and realized gains and losses related to derivative financial instruments are included in net gain (loss) on investments in the Master Funds’ statements of operations.

Futures Contracts

The Master Funds use futures contracts in an attempt to take advantage of changes in the value of equities, commodities, interest rates, bonds and foreign currencies.

A futures contract represents a commitment for the future purchase or sale of an asset or cash settlement based on the value of an asset on a specified date.  The purchase and sale of futures contracts are executed on an exchange which requires margin deposits with a Futures Commission Merchant (“FCM”).  Subsequent payments are made or received by the Master Funds each day, depending on the daily fluctuations in the value of the contract. These changes in valuation are recorded for financial statement purposes as unrealized gains or losses by the Master Funds.  Relative to over-the-counter derivative financial instruments, futures contracts provide reduced counterparty risk to the Master Funds since futures are exchange-traded and the exchange’s clearinghouse guarantees the futures against default. However some non-U.S. exchanges are “principals’ markets” in which no common clearing facility exists and the Master Funds may look only to the clearing broker for performance of the contract.  The U.S. Commodity Exchange Act (“CEA”) requires an FCM to segregate all funds received from such FCM’s customers in respect of regulated futures transactions. If the FCM were not to do so to the full extent required by law, the assets of the Master Funds might not be fully protected in the event of the bankruptcy or insolvency of the FCM. In that case, the Master Funds would be limited to recovering only a pro rata share of all available funds segregated on behalf of the FCM’s combined customer accounts, even though certain property specifically traceable to the Master Funds was held by the FCM.  In addition, in the event of bankruptcy or insolvency of an exchange or an affiliated clearing house, the Master Funds might experience a loss of funds deposited through its FCM as margin with such exchange or affiliated clearing house, the loss of unrealized profits on its open positions, and the loss of funds owed to it as realized profits on closed positions.

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Forward Contracts

The Master Funds enter into foreign currency and commodity forward contracts in an attempt to take advantage of changes in exchange rates and commodity prices.

Forward currency and commodities transactions are contracts or agreements for delivery of specific currencies and commodities or the cash equivalent value at a specified future date and an agreed upon price.  Forward contracts are not guaranteed by an exchange or clearing house and therefore the risks include the inability of counterparties to meet their obligations under the terms of the contracts as well as the risks associated with movements in fair value.

Swap Contracts

The Master Funds may enter into various swap contracts in an attempt to take advantage of changes in interest rates and asset values.  Swap contracts are not guaranteed by an exchange or an affiliated clearing house or regulated by any U.S. or foreign government authorities.  Failure of a counterparty to meet its obligation under the terms of the swap contract could result in the loss of any unrealized gains on open positions and force the Master Fund to cover its resale commitments, if any, at the current market price.  It may not be possible to dispose of or close out a swap position without the consent of the counterparty, and the Master Fund may not be able to enter into an offsetting contract in order to cover its risk. Swaps are subject to the International Swap and Derivative Association (“ISDA”) Master Agreements which generally require among other things, that a Master Fund maintain a predetermined level of net assets, and provide limits with respect to a decline in the Master Fund’s net asset value over 1-month, 3-month and 12-month periods. If a Master Fund were to violate such provisions, the counterparty to the swaps could demand liquidation of outstanding swap positions.

An interest rate swap contract is an agreement that obligates two parties to exchange a series of cash flows at specified intervals based upon or calculated by reference to changes in specified prices or rates for a specified notional amount of the underlying assets.  The payment flows are usually netted against each other, with the difference being paid by one party to another.

A total return swap contract is an agreement that obligates two parties to exchange cash flows calculated by reference to changes in specified prices or rates for a specified notional amount of the underlying assets.  The payment flows are usually netted against each other, with the difference being paid by one party to another.

During the term of the swaps, changes in value are recognized as unrealized gains or losses by marking the contracts to fair value.  Additionally, the Master Funds record a realized gain (loss) when a swap contract is terminated and when periodic payments are received or made at the end of each measurement period, but prior to termination.  The Master Funds determine the estimated fair value of all swaps in accordance with U.S. GAAP.

Options

The Master Funds may buy and sell covered and uncovered exchange traded and over-the-counter options on futures, foreign currencies, commodities, interest rates and equities to take advantage of the price movements of the financial instrument underlying the option or to hedge positions in the underlying assets.  Option contracts give one party the right, but not the obligation, to buy or sell within a limited time or on a specified date, a financial instrument, commodity or currency at a contracted price.  Options may also be settled in cash, based on differentials between specified indices or prices.

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Options (continued)

The Master Funds are exposed to counterparty risk to the extent that a seller of an over-the-counter option does not meet its obligations under the terms of the option contract.  The maximum risk of loss to the Master Fund is the fair value of the contracts and the premiums paid to purchase its open option contracts. Relative to over-the-counter options, exchange traded options provide reduced counterparty risk to the Master Funds since the exchanges’ clearinghouse guarantees the option against default.

Indemnifications

In the normal course of business, the Master Funds, GCA, GCA II and GAIT enter into contracts that contain a variety of indemnifications. Such contracts include those with the Master Funds’ brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote.

3. Investments in Master Funds

As of June 30, 2010 and December 31, 2009, GAIT invested in Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its Members’ capital as of June 30, 2010 and December 31, 2009 are individually identified, while smaller investments are aggregated under the caption “Master Funds.”  All of the Master Funds and GAIT are related parties.   The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

June 30, 2010
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (three months then ended)	Net Income (six months then ended)

Master Funds (8) – (a) (b) (c) (d) (e)	5.25%	$18,636,158	$3,746,441	$4,657,913
	5.25%	$18,636,158	$3,746,441	$4,657,913

December 31, 2009
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (twelve months then ended)

Master Funds (6) – (a) (b) (c) (d) (e)	5.33%	$16,210,863	$19,395,922
	5.33%	$16,210,863	$19,395,922

(a) – Systematic Macro
(b) – Fixed Income
(c) – Global Macro
(d) – Energy Related
(e) – Commodities

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of June 30, 2010:

	Graham Commodity Strategies LLC (Delaware)	Graham Discretionary Energy Trading III LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham GMP Securities LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)	Graham Short Term Global Macro LLC (Delaware)
Assets:
Cash and cash equivalents	$2	$4	$7	$9	$6	$9	$9	$2
Due from brokers	20,792,000	8,845,494	-	9,421,904	13,059	69,895,643	6,800,064	511,501
Options, at fair value	-	621,750	63,493,289	-	-	-	-	1,318,500
Derivative financial instruments, at fair value	-	-	10,037,945	-	-	17,469,369	887,260	52,558
Subscriptions receivable	-	-	-	572	34,996	-	-	-
Interest receivable	-	-	-	505	2	5,753	132	-
Total assets	20,792,002	9,467,248	73,531,241	9,422,990	48,063	87,370,774	7,687,465	1,882,561

Liabilities:
Options, at fair value	-	-	15,512,111	-	-	-	-	-
Derivative financial instruments, at fair value	8,045,974	3,585,012	-	74,618	-	14,792,793	-	-
Due to brokers	-	-	13,186,805	-	-	217,908	-	112,313
Redemptions payable	-	-	142	452	34,996	-	-	-
Total liabilities	8,045,974	3,585,012	28,699,058	75,070	34,996	15,010,701	-	112,313
Net assets	$12,746,028	$5,882,236	$44,832,183	$9,347,920	$13,067	$72,360,073	$7,687,465	$1,770,248

Percentage of Master Fund held by the Fund	10.49%	13.15%	11.76%	6.73%	6.39%	12.31%	16.43%	25.71%

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three and six months ended June 30, 2010:

	Graham Commodity Strategies LLC (Delaware)	Graham Discretionary Energy Trading III LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham GMP Securities LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)	Graham Short Term Global Macro LLC (Delaware)

	Three Months Ended June 30, 2010
Net investment income (loss)	$(4,508)	$(22,984)	$(1,753)	$(12,553)	$(520)	$(33,308)	$(61,298)	$18

Net realized gain (loss) on investments	2,372,172	9,884,709	(13,603,324)	55,329,331	(2,138,488)	56,094,201	7,367,577	(2,040,999)
Net increase (decrease) in appreciation on investments	(15,559,427)	(13,196,466)	19,206,804	2,248,080	11,757	(49,262,278)	983,584	831,036
Brokerage commissions and fees	(1,190,667)	(240,745)	(1,207,556)	(557,874)	-	(1,525,901)	(184,244)	(94,104)
Net gain (loss) on investments	(14,377,922)	(3,552,502)	4,395,924	57,019,537	(2,126,731)	5,306,022	8,166,917	(1,304,067)
Net income (loss)	$(14,382,430)	$(3,575,486)	$4,394,171	$57,006,984	$(2,127,251)	$5,272,714	$8,105,619	$(1,304,049)

	Six Months Ended June 30, 2010
Net investment income (loss)	$(8,144)	$(31,238)	$(2,985)	$(18,706)	$(25,701)	$(101,716)	$(99,109)	$189

Net realized gain (loss) on investments	3,431,671	8,776,238	(7,939,681)	92,414,929	(4,026,599)	(21,798,070)	14,917,121	(5,165,377)
Net increase (decrease) in appreciation on investments	(8,533,312)	(4,278,338)	22,608,891	2,675,763	1,854,505	(14,594,710)	874,650	1,926,626
Brokerage commissions and fees	(2,193,090)	(515,104)	(2,341,707)	(1,155,368)	(1,157)	(3,006,196)	(304,195)	(132,308)
Net gain (loss) on investments	(7,294,731)	3,982,796	12,327,503	93,935,324	(2,173,251)	(39,398,976)	15,487,576	(3,371,059)
Net income (loss)	$(7,302,875)	$3,951,558	$12,324,518	$93,916,618	$(2,198,952)	$(39,500,692)	$15,388,467	$(3,370,870)

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of December 31, 2009:

	Graham Commodity Strategies LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Macro Focus LLC (Delaware)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)
Assets:
Cash and cash equivalents	$1,000	$218	$-	$661	$425	$644
Due from brokers	9,338,086	15,446,856		4,369,612	99,865,289	1,504,495
Options, at fair value	-	13,752,876	-	4,562,737	-	-
Derivative financial instruments, at fair value	487,337	2,862,031	-	1,507,026	17,929,174	115,018
Subscriptions receivable	1,288	9,630	-	4,169	4,331	2,017
Interest receivable	-	-	-	105	293	-
Total assets	9,827,711	32,071,611	-	10,444,310	117,799,512	1,622,174

Liabilities:
Options, at fair value	-	9,228,344	-	1,568,611	-	-
Derivative financial instruments, at fair value	-	-	-	186,163	-	-
Due to brokers	-	48,333	-	-	-	-
Redemptions payable	1,288	9,772	-	13,305	4,331	2,017
Total liabilities	1,288	9,286,449	-	1,768,079	4,331	2,017
Net assets	$9,826,423	$22,785,162	$-	$8,676,231	$117,795,181	$1,620,157

Percentage of Master Fund held by the Fund	7.77%	11.63%	0.00%	9.97%	9.95%	12.85%

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Funds for the three and six months ended June 30, 2009:

	Graham Commodity Strategies LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Macro Focus LLC (Delaware)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)

	Three Months Ended June 30, 2009
Net investment income (loss)	$(803)	$29	$-	$(13,037)	$(61,998)	$(1,098)

Net realized gain (loss) on investments	1,916,348	43,078,858	-	16,920,208	(27,997,936)	9,597,137
Net increase (decrease) in appreciation on investments	3,166,047	(37,483,572)	-	1,543,594	(845,523)	(1,088,748)
Brokerage commissions and fees	(674,920)	(328,859)	-	(231,202)	(2,028,200)	(110,635)
Net gain (loss) on investments	4,407,475	5,266,427	-	18,232,600	(30,871,659)	8,397,754
Net income (loss)	$4,406,672	$5,266,456	$-	$18,219,563	$(30,933,657)	$8,396,656

	Six Months Ended June 30, 2009
Net investment income (loss)	$(1,394)	$(5,669)	$33	$(15,381)	$(81,619)	$(818)

Net realized gain (loss) on investments	(4,873,042)	86,903,589	(299,050)	31,433,062	(71,431,667)	6,147,123
Net increase (decrease) in appreciation on investments	13,600,420	(71,928,858)	299,050	(90,880)	(24,341,916)	330,605
Brokerage commissions and fees	(1,337,017)	(714,404)	-	(391,727)	(2,915,095)	(224,615)
Net gain (loss) on investments	7,390,361	14,260,327	-	30,950,455	(98,688,678)	6,253,113
Net income (loss)	$7,388,967	$14,254,658	$33	$30,935,074	$(98,770,297)	$6,252,295

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of June 30, 2010:

	Graham Commodity Strategies LLC	Graham Discretionary Energy Trading III LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC	Graham Short Term Global Macro LLC
Long Contracts
Level 1:
Commodity futures	$(29,240,116)	$(6,901,950)	$-	$(783,430)	$(9,315,138)	$(36,430)	$-
Commodity swaps	(3,622,750)	770,738	-	-	-	-	-
Currency futures	-	-	-	-	281,979	-	-
Currency futures options	-	621,750	-	-	-	-	-
Foreign bond futures	-	-	-	(220,365)	10,560,813	88,145	-
Foreign index futures	-	-	-	-	(7,452,918)	-	-
Interest rate futures	-	-	14,388,573	-	10,614,106	-	-
Interest rate futures options	-	-	63,493,289	-	-	-	-
U.S. bond futures	-	-	-	1,164,375	8,966,861	590,625	-
U.S. index futures	-	-	-	-	(6,055,774)	-	-
Total Level 1	(32,862,866)	(5,509,462)	77,881,862	160,580	7,599,929	642,340	-

Level 2:
Foreign currency forwards	-	-	-	(1,343,307)	32,551,694	-	137,807
Foreign currency forwards options	-	-	-	-	-	-	1,318,500
Total Level 2	-	-	-	(1,343,307)	32,551,694	-	1,456,307
Total long contracts	$(32,862,866)	$(5,509,462)	$77,881,862	$(1,182,727)	$40,151,623	$642,340	$1,456,307

Short Contracts
Level 1:
Commodity futures	$21,027,892	$4,955,500	$-	$926,000	$7,543,825	$9,800	$-
Commodity swaps	3,789,000	(2,409,300)	-	-	-	-	-
Currency futures	-	-	-	-	686,167	-	-
Foreign bond futures	-	-	-	(583,757)	(3,667,236)	-	-
Foreign index futures	-	-	-	-	7,055,421	10,406	-
Interest rate futures	-	-	(4,350,628)	-	(2,311,775)	-	-
Interest rate futures options	-	-	(15,512,111)	-	-	-	-
U.S. bond futures	-	-	-	-	(3,903,659)	(225,000)	-
U.S. index futures	-	-	-	222,500	4,466,697	331,975	-
Total Level 1	24,816,892	2,546,200	(19,862,739)	564,743	9,869,440	127,181	-

Level 2:
Foreign currency forwards	-	-	-	543,366	(47,344,487)	117,739	(85,249)
Foreign currency forwards options	-	-	-	-	-	-	-
Total Level 2	-	-	-	543,366	(47,344,487)	117,739	(85,249)
Total short contracts	$24,816,892	$2,546,200	$(19,862,739)	$1,108,109	$(37,475,047)	$244,920	$(85,249)

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of December 31, 2009:

	Graham Commodity Strategies LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC
Long Contracts
Level 1:
Commodity futures	$15,640,206	$-	$29,025	$35,170,316	$-
Currency futures	-	-	-	355,993	-
Foreign bond futures	-	-	-	(6,607,015)	-
Foreign index futures	-	-	-	8,908,434	-
U.S. index futures options	-	-	12,500	-	-
Interest rate futures	-	2,862,031	-	(8,722,161)	-
Interest rate futures options	-	13,752,876	-	-	-
U.S. bond futures	-	-	-	(4,526,734)	-
U.S. index futures	-	-	-	5,331,432	-
Total Level 1	15,640,206	16,614,907	41,525	29,910,265	-

Level 2:
Foreign currency forwards	-	-	455,869	(8,957,388)	(305,980)
Foreign currency forwards options	-	-	4,550,237	-	-
Total Level 2	-	-	5,006,106	(8,957,388)	(305,980)
Total long contracts	$15,640,206	$16,614,907	$5,047,631	$20,952,877	$(305,980)

Short Contracts
Level 1:
Commodity futures	$(15,152,869)	$-	$-	$(14,721,246)	$-
Currency futures	-	-	-	(32,595)	-
Foreign bond futures	-	-	373,824	2,267,786	-
Foreign index futures	-	-	-	(3,726,222)	-
Interest rate futures	-	-	(253,871)	2,493,009	-
Interest rate futures options	-	(9,228,344)	-	-	-
U.S. bond futures	-	-	-	1,217,531	-
U.S. index futures	-	-	-	(2,810,098)	-
Total Level 1	(15,152,869)	(9,228,344)	119,953	(15,311,835)	-

Level 2:
Foreign currency forwards	-	-	716,016	12,288,132	420,998
Foreign currency forwards options	-	-	(1,568,611)	-	-
Total Level 2	-	-	(852,595)	12,288,132	420,998
Total short contracts	$(15,152,869)	$(9,228,344)	$(732,642)	$(3,023,703)	$420,998

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the volume of derivative activities and fair value of derivative contracts held by the Master Funds based on their notional amounts and number of contracts at June 30, 2010 categorized by primary underlying risk.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting.

	Graham Commodity Strategies LLC						Graham Discretionary Energy Trading III LLC
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$927,703,654	15,700	$(938,494,003)	(16,311)	$32,674,001	$(40,719,975)	$231,578,960	10,046	$(231,104,310)	(9,136)	$7,182,053	$(10,767,065)
	927,703,654	15,700	(938,494,003)	(16,311)	$32,674,001	$(40,719,975)	231,578,960	10,046	(231,104,310)	(9,136)	7,182,053	(10,767,065)

Equity price
Futures	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-	-	-

Foreign currency exchange rate
Futures	-	-	-	-	-	-	-	-	-	-	-	-
Forwards	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-	-	-

Interest rate
Futures	-	-	-	-	-	-	-	-	-	-	-	-
Interest rate swaps	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-	-	-
Total	$927,703,654	15,700	$(938,494,003)	(16,311)	$32,674,001	$(40,719,975)	$231,578,960	10,046	$(231,104,310)	(9,136)	$7,182,053	$(10,767,065)

Collateral balances supporting all derivative positions						$20,792,000						$8,845,494

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the volume of derivative activities and fair value of derivative contracts held by the Master Funds based on their notional amounts and number of contracts at June 30, 2010 categorized by primary underlying risk.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting.

	Graham Fed Policy Ltd.						Graham Global Monetary Policy LLC
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$-	-	$-	-	$-	$-	$28,356,000	400	$(15,756,000)	(300)	$967,010	$(824,440)
	-	-	-	-	-	-	28,356,000	400	(15,756,000)	(300)	967,010	(824,440)

Equity price
Futures	-	-	-	-	-	-	-	-	(5,132,500)	(100)	222,500	-
	-	-	-	-	-	-	-	-	(5,132,500)	(100)	222,500	-

Foreign currency exchange rate
Futures	-	-	-	-	-	-	-	-	-	-	-	-
Forwards	-	-	-	-	-	-	62,864,723	-	(68,789,977)	-	738,191	(1,538,132)
	-	-	-	-	-	-	62,864,723	-	(68,789,977)	-	738,191	(1,538,132)

Interest rate
Futures	13,854,405,541	35,875	(1,910,647,400)	(7,148)	14,388,573	(4,350,628)	394,141,563	2,210	(1,557,856,250)	(7,000)	1,164,375	(804,122)
Interest rate swaps	-	-	-	-	-	-	-	-	-	-	-	-
	13,854,405,541	35,875	(1,910,647,400)	(7,148)	14,388,573	(4,350,628)	394,141,563	2,210	(1,557,856,250)	(7,000)	1,164,375	(804,122)
Total	$13,854,405,541	35,875	$(1,910,647,400)	(7,148)	$14,388,573	$(4,350,628)	$485,362,286	2,610	$(1,647,534,727)	(7,400)	$3,092,076	$(3,166,694)

Collateral balances related to / supporting all derivative positions						$(13,186,805)						$9,421,904

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the volume of derivative activities and fair value of derivative contracts held by the Master Funds based on their notional amounts and number of contracts at June 30, 2010 categorized by primary underlying risk.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting.

	Graham K4D Trading Ltd.						Graham Macro Directional LLC
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$852,878,745	13,825	$(610,698,194)	(12,919)	$17,970,218	$(19,741,531)	$6,229,500	50	$(3,781,500)	(50)	$9,800	$(36,430)
	852,878,745	13,825	(610,698,194)	(12,919)	17,970,218	(19,741,531)	6,229,500	50	(3,781,500)	(50)	9,800	(36,430)

Equity price
Futures	6,261,586,751	7,005	(4,533,067,349)	(5,910)	11,561,817	(13,548,391)	-	-	(26,946,500)	(550)	342,381	-
	6,261,586,751	7,005	(4,533,067,349)	(5,910)	11,561,817	(13,548,391)	-	-	(26,946,500)	(550)	342,381	-

Foreign currency exchange rate
Futures	203,120,789	1,970	(147,847,465)	(1,423)	2,845,220	(1,877,074)	-	-	-	-	-	-
Forwards	986,837,671	-	(1,130,612,360)	-	14,923,765	(29,716,558)	5,000,000	-	(19,882,261)	-	117,739	-
	1,189,958,460	1,970	(1,278,459,825)	(1,423)	17,768,985	(31,593,632)	5,000,000	-	(19,882,261)	-	117,739	-

Interest rate
Futures	71,563,288,992	38,241	(11,383,856,485)	(13,663)	30,621,720	(10,362,610)	64,472,500	525	(140,050,000)	(640)	678,770	(225,000)
Interest rate swaps	-	-	-	-	-	-	-	-	-	-	-	-
	71,563,288,992	38,241	(11,383,856,485)	(13,663)	30,621,720	(10,362,610)	64,472,500	525	(140,050,000)	(640)	678,770	(225,000)
Total	$79,867,712,948	61,041	$(17,806,081,853)	(33,915)	$77,922,740	$(75,246,164)	$75,702,000	575	$(190,660,261)	(1,240)	$1,148,690	$(261,430)

Collateral balances supporting all derivative positions						$69,677,735						$6,800,064

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the volume of derivative activities and fair value of derivative contracts held by the Master Funds based on their notional amounts and number of contracts at June 30, 2010 categorized by primary underlying risk.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting.

Graham Short Term Global Macro LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$-	-	$-	-	$-	$-
	-	-	-	-	-	-

Equity price
Futures	-	-	-	-	-	-
	-	-	-	-	-	-

Foreign currency exchange rate
Futures	-	-	-	-	-	-
Forwards	37,145,237	-	-	-	69,038	(16,480)
	37,145,237	-	-	-	69,038	(16,480)

Interest rate
Futures	-	-	-	-	-	-
Interest rate swaps	-	-	-	-	-	-
	-	-	-	-	-	-
Total	$37,145,237	-	$-	-	$69,038	$(16,480)

Collateral balances supporting all derivative positions						$399,188

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the volume of derivative activities and fair value of derivative contracts held by the Master Funds based on their notional amounts and number of contracts at December 31, 2009 categorized by primary underlying risk.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting.

	Graham Commodity Strategies LLC						Graham Fed Policy Ltd.
	Long exposure			Short exposure			Long exposure			Short exposure
	Notional amounts	Number of contracts	Derivative Assets	Notional amounts	Number of contracts	Derivative Liabilities	Notional amounts	Number of contracts	Derivative Assets	Notional amounts	Number of contracts	Derivative Liabilities

Commodity price
Futures	$883,506,418	15,628	$20,799,665	$(880,556,002)	(14,732)	$(20,312,328)	$-	-	$-	$-	-	$-
	883,506,418	15,628	20,799,665	(880,556,002)	(14,732)	(20,312,328)	-	-	-	-	-	-

Equity price
Futures	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-	-	-

Foreign currency exchange rate
Futures	-	-	-	-	-	-	-	-	-	-	-	-
Forwards	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-	-	-

Interest rate
Futures	-	-	-	-	-	-	8,430,422,879	20,666	3,336,902	-	-	(474,871)
Interest rate swaps	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	8,430,422,879	20,666	3,336,902	-	-	(474,871)
Total	$883,506,418	15,628	$20,799,665	$(880,556,002)	(14,732)	$(20,312,328)	$8,430,422,879	20,666	$3,336,902	$-	-	$(474,871)

Collateral balances supporting all derivative positions						$9,338,086						$15,446,856

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the volume of derivative activities and fair value of derivative contracts held by the Master Funds based on their notional amounts and number of contracts at December 31, 2009 categorized by primary underlying risk.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting.

	Graham Global Monetary Policy LLC						Graham K4D Trading Ltd.
	Long exposure			Short exposure			Long exposure			Short exposure
	Notional amounts	Number of contracts	Derivative Assets	Notional amounts	Number of contracts	Derivative Liabilities	Notional amounts	Number of contracts	Derivative Assets	Notional amounts	Number of contracts	Derivative Liabilities

Commodity price
Futures	$2,072,500	100	$29,025	$-	-	$-	$1,281,924,053	21,625	$42,918,544	$(699,668,279)	(11,135)	$(22,469,474)
	2,072,500	100	29,025	-	-	-	1,281,924,053	21,625	42,918,544	(699,668,279)	(11,135)	(22,469,474)

Equity price
Futures	-	-	-	-	-	-	6,321,952,643	16,319	14,812,534	(3,918,741,020)	(5,980)	(7,108,988)
	-	-	-	-	-	-	6,321,952,643	16,319	14,812,534	(3,918,741,020)	(5,980)	(7,108,988)

Foreign currency exchange rate
Futures	-	-	-	-	-	-	30,156,168	359	757,620	(108,869,583)	(1,006)	(434,222)
Forwards	478,798,928	-	4,643,816	(575,969,539)	-	(3,471,931)	6,096,436,526	-	78,435,771	(5,707,147,861)	-	(75,105,027)
	478,798,928	-	4,643,816	(575,969,539)	-	(3,471,931)	6,126,592,694	359	79,193,391	(5,816,017,444)	(1,006)	(75,539,249)

Interest rate
Futures	-	-	489,449	(8,760,546,779)	(4,450)	(369,496)	66,489,448,610	25,046	7,611,075	(83,222,672,828)	(13,820)	(21,488,659)
	-	-	489,449	(8,760,546,779)	(4,450)	(369,496)	66,489,448,610	25,046	7,611,075	(83,222,672,828)	(13,820)	(21,488,659)
Total	$480,871,428	100	$5,162,290	$(9,336,516,318)	(4,450)	$(3,841,427)	$80,219,918,000	63,349	$144,535,544	$(93,657,099,571)	(31,941)	$(126,606,370)

Collateral balances supporting all derivative positions						$4,369,612						$99,865,289

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the volume of derivative activities and fair value of derivative contracts held by the Master Funds based on their notional amounts and number of contracts at December 31, 2009 categorized by primary underlying risk.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting.

	Graham Macro Directional LLC
	Long exposure			Short exposure
	Notional amounts	Number of contracts	Derivative Assets	Notional amounts	Number of contracts	Derivative Liabilities

Foreign currency exchange rate
Forwards	$72,680,881	-	$796,022	$(92,523,752)	-	$(681,004)
Total	$72,680,881	-	$796,022	$(92,523,752)	-	$(681,004)

Collateral balances supporting all derivative positions						$1,504,495

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net gain on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended June 30, 2010:

	Graham Commodity Strategies LLC	Graham Discretionary Energy Trading III LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham GMP Securities LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC	Graham Short Term Global Macro LLC
Commodity price
Futures	$(13,187,255)	$(5,186,347)	$3,979,881	$2,862,473	$-	$(50,167,010)	$(603,690)	$(221,336)
Options	-	1,874,590	-	-	-	-	-	-
	(13,187,255)	(3,311,757)	3,979,881	2,862,473	-	(50,167,010)	(603,690)	(221,336)
Equity price
Futures	-	-	-	2,212,502	-	(29,055,274)	2,484,139	334,113
	-	-	-	2,212,502	-	(29,055,274)	2,484,139	334,113
Foreign currency exchange rate
Futures	-	-	-	-	-	2,398,505	-	-
Forwards	-	-	-	46,487,972	20,691	(9,137,401)	4,509,743	395,464
Options	-	-	-	202,284	-	-	-	(2,679,231)
	-	-	-	46,690,256	20,691	(6,738,896)	4,509,743	(2,283,767)
Interest rate
Bonds	-	-	-	-	-	-	769,659	86,547
Futures	-	-	(2,197,604)	5,812,180	-	92,793,103	1,191,310	874,480
Interest rate swaps	-	-	3,821,203	-	(2,147,422)	-	-	-
Options	-	-	-	-	-	-	-	-
	-	-	1,623,599	5,812,180	(2,147,422)	92,793,103	1,960,969	961,027
Total	$(13,187,255)	$(3,311,757)	$5,603,480	$57,577,411	$(2,126,731)	$6,831,923	$8,351,161	$(1,209,963)

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net gain on investments in their statements of operations segregated by primary underlying risk and contract type for the six months ended June 30, 2010:

	Graham Commodity Strategies LLC	Graham Discretionary Energy Trading III LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham GMP Securities LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC	Graham Short Term Global Macro LLC
Commodity price
Futures	$(5,101,641)	$3,340,660	$3,979,882	$5,040,770	$-	$(73,935,555)	$(1,361,710)	$(1,014,186)
Options	-	1,157,240	-	-	-	-	-	-
	(5,101,641)	4,497,900	3,979,882	5,040,770	-	(73,935,555)	(1,361,710)	(1,014,186)
Equity price
Futures	-	-	-	3,338,610	-	(61,669,638)	2,272,190	158,138
	-	-	-	3,338,610	-	(61,669,638)	2,272,190	158,138
Foreign currency exchange rate
Futures	-	-	-	-	-	3,110,816	-	-
Forwards	-	-	-	84,190,388	20,691	(9,218,276)	13,689,981	1,947,897
Options	-	-	-	(3,317,727)	-	-	-	(5,205,080)
	-	-	-	80,872,661	20,691	(6,107,460)	13,689,981	(3,257,183)
Interest rate
Bonds	-	-	-	-	(45,362)	-	-	-
Futures	-	-	858,476	6,254,151	-	105,319,873	1,191,310	874,480
Interest rate swaps	-	-	9,830,852	(403,000)	(2,147,423)	-	-	-
Options	-	-	-	(12,500)	-	-	-	-
	-	-	10,689,328	5,838,651	(2,192,785)	105,319,873	1,191,310	874,480
Total	$(5,101,641)	$4,497,900	$14,669,210	$95,090,692	$(2,172,094)	$(36,392,780)	$15,791,771	$(3,238,751)

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net gain on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended June 30, 2009:

	Graham Commodity Strategies LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC
Commodity price
Futures	$5,082,395	$-	$1,722,582	$(21,576,351)	$540,498
	5,082,395	-	1,722,582	(21,576,351)	540,498
Equity price
Futures	-	-	(76,401)	(7,423,135)	(197,375)
Options	-	-		-	-
	-	-	(76,401)	(7,423,135)	(197,375)
Foreign currency exchange rate
Futures	-	-	425,330	370,184	-
Forwards	-	512,837	11,609,700	17,287,755	9,237,403
Options	-	14,461,894	(851,100)	-	(275,879)
	-	14,974,731	11,183,930	17,657,939	8,961,524
Interest rate
Futures	-	18,319,607	5,633,691	(17,501,912)	(796,258)
Options	-	(27,699,052)	-	-	-
	-	(9,379,445)	5,633,691	(17,501,912)	(796,258)
Total	$5,082,395	$5,595,286	$18,463,802	$(28,843,459)	$8,508,389

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net gain on investments in their statements of operations segregated by primary underlying risk and contract type for the six months ended June 30, 2009:

	Graham Commodity Strategies LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC
Commodity price
Futures	$8,727,378	$-	$2,965,595	$(35,187,009)	$943,978
	8,727,378	-	2,965,595	(35,187,009)	943,978
Equity price
Futures	-	-	(853,781)	(52,176,459)	185,920
Options	-	-	(135,476)	-	-
	-	-	(989,257)	(52,176,459)	185,920
Foreign currency exchange rate
Futures	-	-	425,330	(2,586,197)	-
Forwards	-	512,837	24,214,452	4,965,566	9,023,345
Options	-	14,461,894	(851,100)	-	(275,879)
	-	14,974,731	23,788,682	2,379,369	8,747,466
Interest rate
Futures	-	-	5,577,162	(10,789,484)	(3,399,636)
Options	-	-	-	-	-
	-	-	5,577,162	(10,789,484)	(3,399,636)
Total	$8,727,378	$14,974,731	$31,342,182	$(95,773,583)	$6,477,728

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in GCA, an entity for which the Manager is also the sole investment advisor. GCA commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which range in maturity from three to thirty months. GCA also maintains cash and cash equivalents on deposit with major U.S. institutions. GAIT’s investment in GCA is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP. GAIT records its proportionate share of GCA’s investment income and expenses on a monthly basis. For the three months ended June 30, 2010, the total amount recognized by GAIT with respect to its investment in GCA was $466,353.  For the six months ended June 30, 2010, the total amount recognized by GAIT with respect to its investment in GCA was $881,848.  For the three months ended June 30, 2009, the total amount recognized by GAIT with respect to its investment in GCA was $170,006.  For the six months ended June 30, 2009, the total amount recognized by GAIT with respect to its investment in GCA was $227,696. These amounts are included in interest income in the statements of operations and managing member allocation.  At June 30, 2010 and December 31, 2009, GAIT owned approximately 14.97% and 15.15%, respectively, of GCA.  The following table summarizes the financial position of GCA as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$517,286,644	$485,846,462
Investments in fixed income securities	1,739,320,224	1,421,913,802
Redemptions receivable	-	-
Accrued interest income	5,566,668	4,848,122
Total assets	2,262,173,536	1,912,608,386

Liabilities:
Other payables	20,000	-
Total liabilities	20,000	-

Members’ capital	2,262,153,536	1,912,608,386
Total liabilities and members’ capital	$2,262,173,536	$1,912,608,386

The following table summarizes the results of operations of GCA for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Investment income
Interest income	$3,036,438	$1,109,092	$5,659,711	$1,928,768
Net investment income	3,036,438	1,109,092	5,659,711	1,928,768
Net income	$3,036,438	$1,109,092	$5,659,711	$1,928,768

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

GCA reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  The following table shows the fair value classification of each investment type held by GCA as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Long positions
Level 2:
Fixed income securities
FDIC Guaranteed Bonds	$1,087,370,922	$667,900,290
Government Bonds	651,949,302	754,013,512
Fixed income securities	1,739,320,224	1,421,913,802
Total Level 2	1,739,320,224	1,421,913,802
Total long positions	$1,739,320,224	$1,421,913,802

5. Capital Accounts

GAIT offers Class 0 Units and Class 2 Units (collectively, the “Units”). GAIT may issue additional classes in the future subject to different fees, expenses or other terms, or to invest in other investment programs or combinations of investment programs managed by the Manager. GAIT also has Class M units which are solely for the investment of the Manager.

A separate Capital Account is maintained for each Member with respect to each Class of Units held by such Member. The initial balance of each Members’ Capital Account will equal the initial contribution to GAIT with respect to the Class to which such Capital Account relates. Each Member’s Capital Account is increased by any additional subscription, and decreased by any redemption by such member of Units of such Class to which the Capital Account relates. All income and expenses of GAIT are allocated among the Capital Accounts of the Members in proportion to the balance that each Capital Account bears to the balance of all Capital Accounts as of the beginning of such fiscal period.

Addition of Members and Managing Members

Units are available for subscription as of the first business day of each month upon at least three business days prior written notice.

Subscriptions

Units may be purchased at a price equal to the Net Asset Value per Unit of the relevant Class as of the immediately preceding Valuation Day as defined in the LLC Agreement. The minimum initial subscription from each investor in each Class is $50,000. Members may subscribe for additional Units in a minimum amount of not less than $5,000.

Redemptions

Units are not subject to any minimum holding period. Members may redeem Units at the Net Asset Value thereof as of each Valuation Day upon not less than three business days’ prior written notice to the administrator. A partial redemption request for an amount less than $10,000 will not be accepted, nor will a redemption request be accepted to the extent that it would result in an investor owning Units with a total Net Asset Value of less than $25,000. The redemption proceeds will normally be remitted within 15 days after the Valuation Day, without interest for the period from the Valuation Day to the payment date.

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

5. Capital Accounts (continued)

Redemption Fees

Class 2 Units are subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription. Class 0 Units are not subject to a redemption fee. Redemption fees are payable to the Manager upon redemption of Units.

6. Fees

Advisory Fees

Each Class of GAIT other than Class M pays the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 2% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

Sponsor Fees

Each Class of GAIT other than Class M pays the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of 1% of its Net Asset Value, payable monthly in arrears, determined in the same manner as the Advisory Fee.

Incentive Allocation

At the end of each calendar quarter, the Manager will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter.

Brokerage Fees

Each Class of GAIT other than Class M pays the Manager a brokerage fee (the “Brokerage Fee”) at the annual rate specified in the table below. This Brokerage Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

Class	Annual Rate

Class 0	2%
Class 2	4%

In consideration of the Brokerage Fee, the Manager bears all of GAIT’s trading commissions (including exchange, clearing and regulatory fees relating to its trades), routine legal expenses, internal and external accounting, audit and tax preparation expenses, fees and expenses of an external or internal administrator, and expenses and costs of printing and mailing reports and notices, together with the costs incurred in connection with the organization of GAIT and GAIT’s continuous offering of Units. To the extent GAIT is allocated any of these expenses from the Master Funds in which it invests, the Manager will reimburse GAIT those amounts.  These reimbursements are included in other income in the statements of operations and managing member allocation.

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

6. Fees (continued)

Brokerage Fees (continued)

Any portion of any of the above fees, including the Incentive Allocation may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s revenues and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. The Manager has evaluated GAIT’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months.

8. Related Party Transactions

The Manager, due to its relationship with its affiliates, may enter into certain related party transactions.

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

9. Financial Highlights

The following is the per unit operating performance calculation for the three months ended June 30, 2010 and 2009:

	Class 0	Class 2
Per unit operating performance:
Net asset value per unit, March 31, 2009	$131.20	$110.41
Net loss:
Net investment loss	(1.74)	(2.02)
Net gain on investments	0.95	0.81
Net loss	(0.79)	(1.21)
Net asset value per unit, June 30, 2009	$130.41	$109.20

Net asset value per unit, March 31, 2010	$134.58	$111.36
Net gain (loss):
Net investment loss	(2.17)	(1.81)
Net gain on investments	2.39	1.45
Net gain (loss)	0.22	(0.36)
Net asset value per unit, June 30, 2010	$134.80	$111.00

The following represents ratios to average Members’ capital, excluding the Managing Member, and total return for the three months ended June 30, 2010 and 2009:

	Class 0		Class 2
	2010	2009	2010	2009

Total return before Incentive Allocation	0.16%	(0.59)%	(0.31)%	(1.08)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	0.16%	(0.59)%	(0.31)%	(1.08)%

Net investment loss before Incentive Allocation	(1.20)%	(1.06)%	(1.24)%	(1.60)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(1.20)%	(1.06)%	(1.24)%	(1.60)%

Total expenses before Incentive Allocation	1.29%	1.28%	1.81%	1.83%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	1.29%	1.28%	1.81%	1.83%

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

9. Financial Highlights (continued)

The following is the per unit operating performance calculation for the six months ended June 30, 2010 and 2009:

	Class 0	Class 2
Per unit operating performance:
Net asset value per unit, December 31, 2008	$132.12	$111.74
Net loss:
Net investment loss	(3.09)	(3.68)
Net gain on investments	1.38	1.14
Net loss	(1.71)	(2.54)
Net asset value per unit, June 30, 2009	$130.41	$109.20

Net asset value per unit, December 31, 2009	$135.56	$112.73
Net loss:
Net investment loss	(4.11)	(3.89)
Net gain on investments	3.35	2.16
Net loss	(0.76)	(1.73)
Net asset value per unit, June 30, 2010	$134.80	$111.00

The following represents ratios to average Members’ capital, excluding the Managing Member, and total return for the six months ended June 30, 2010 and 2009:

	Class 0		Class 2
	2010	2009	2010	2009

Total return before Incentive Allocation	(0.56)%	(1.28)%	(1.53)%	(2.26)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Total return after Incentive Allocation	(0.56)%	(1.29)%	(1.53)%	(2.27)%

Net investment loss before Incentive Allocation	(2.02)%	(2.32)%	(2.62)%	(3.39)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Net investment loss after Incentive Allocation	(2.02)%	(2.33)%	(2.62)%	(3.40)%

Total expenses before Incentive Allocation	2.55%	2.54%	3.57%	3.62%
Incentive Allocation	0.00	0.01	0.00	0.01
Total expenses after Incentive Allocation	2.55%	2.55%	3.57%	3.63%
Total return is calculated for Class 0 and Class 2 units taken as a whole and has not been annualized. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the year. An individual Member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and amounts allocated from Master Funds. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation.  Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the three and six months ended June 30, 2010 and 2009.

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

10.  Subsequent Events

The Fund had subscriptions of approximately $20.6 million and redemptions of approximately $1.4 million through August 16, 2010, the date through which subsequent events were evaluated by the Manager.  These amounts have not been included in the financial statements.

The Fund announced a reduction of the minimum initial subscription from $50,000 to $10,000 on July 1, 2010.  The Fund also announced that a redemption request will now be accepted to the extent that it would not result in an investor owning less than $10,000 on July 1, 2010, a change from the prior amount of $25,000.

Index

Graham Alternative Investment Trading II LLC

Statements of Financial Condition

Assets	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
Cash and cash equivalents	$6	$770
Investment in Graham K4D Trading Ltd., at fair value	2,648,629	3,256,884
Investment in Graham Cash Assets LLC, at fair value	49,962,712	34,112,305
Accrued commission reimbursements	16,877	15,286
Receivable from Graham K4D Trading Ltd.	986	-
Total assets	$52,629,210	$37,385,245

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$386,076	$-
Accrued brokerage fees	119,616	88,838
Accrued advisory fees	86,433	63,502
Accrued sponsor fees	43,216	31,751
Accrued incentive allocation	-	479
Payable to Graham K4D Trading Ltd.	-	343
Total liabilities	635,341	184,913

Members’ capital:
Class 0 Units (336,335.874 and 222,427.212 units issued and outstanding at $95.72 and $100.59 per unit, respectively)	32,195,638	22,373,766
Class 2 Units (211,608.757 and 149,683.130 units issued and outstanding at $93.33 and $99.05 per unit, respectively)	19,749,010	14,826,566
Class M Units (500.000 and 0.000 units issued and outstanding at $98.44 and $0.00 per unit, respectively)	49,221	-
Total members’ capital	51,993,869	37,200,332
Total liabilities and members’ capital	$52,629,210	$37,385,245

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Condensed Schedules of Investments

June 30, 2010 (Unaudited)

Unaudited condensed schedule of investments for Graham K4D Trading Ltd.

Description	Number of Contracts / Principal Amount	Fair Value	Percentage of Net Assets
Graham K4D Trading Ltd.
Long contracts
Futures
Eurodollar December 2011	460	$5,939,277	8.21%
Japanese bond September 2010	460	5,137,465	7.10%
U.S. bond		8,966,861	12.39%
Foreign bond		5,423,348	7.49%
U.S. index		(6,055,774)	(8.37)%
Foreign index		(7,452,918)	(10.30)%
Commodity		(9,315,138)	(12.87)%
Other interest rate		4,674,829	6.46%
Currency		281,979	0.39%
Total futures		7,599,929	10.50%

Forwards
Australian Dollar / Japanese Yen 07/21/2010	AUD 103,978,992	(3,663,231)	(5.06)%
Australian Dollar / U.S. Dollar 07/21/2010	AUD 234,651,041	(3,699,776)	(5.11)%
British Pound / Japanese Yen 07/21/2010	GBP 325,018,437	(6,599,831)	(9.12)%
British Pound / U.S. Dollar 07/21/2010	GBP 512,395,638	7,151,839	9.88%
Canadian Dollar / Euro 07/21/2010	CAD 160,277,343	(3,877,387)	(5.36)%
Canadian Dollar / U.S. Dollar 07/21/2010	CAD 358,673,446	(9,288,917)	(12.84)%
Euro / Japanese Yen 07/21/2010	EUR 318,795,158	(9,247,548)	(12.78)%
Japanese Yen / U.S. Dollar 07/21/2010	JPY 109,427,758,492	28,353,929	39.19%
Swiss Franc / U.S. Dollar 07/21/2010	CHF 1,191,931,599	39,088,132	54.02%
Other foreign currency		(5,665,516)	(7.83)%
Total forwards		32,551,694	44.99%

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Condensed Schedules of Investments (continued)

June 30, 2010 (Unaudited)

Unaudited condensed schedule of investments for Graham K4D Trading Ltd.

Description	Number of Contracts / Principal Amount	Fair Value	Percentage of Net Assets
Graham K4D Trading Ltd. (continued)
Short contracts
Futures
U.S. bond		$(3,903,659)	(5.40)%
Foreign bond		(3,667,236)	(5.07)%
U.S. index		4,466,697	6.17%
Foreign index		7,055,421	9.75%
Commodity		7,543,825	10.43%
Interest rate		(2,311,775)	(3.19)%
Currency		686,167	0.95%
Total futures		9,869,440	13.64%

Forwards
British Pound / Japanese Yen 07/21/2010	GBP (339,634,394)	6,523,982	9.02%
British Pound / U.S. Dollar 07/21/2010	GBP (578,479,361)	(8,565,134)	(11.84)%
Canadian Dollar / U.S. Dollar 07/21/2010	CAD (277,958,026)	6,749,800	9.33%
Euro / Japanese Yen 07/21/2010	EUR (354,804,470)	10,213,729	14.12%
Japanese Yen / U.S. Dollar 07/21/2010	JPY (106,083,180,233)	(28,631,237)	(39.57)%
Swiss Franc / U.S. Dollar 07/21/2010	CHF (1,232,353,374)	(43,802,489)	(60.54)%
Swiss Franc / Japanese Yen 07/21/2010	CHF (297,489,508)	(4,501,820)	(6.22)%
Other foreign currency		14,668,682	20.27%
Total forwards		(47,344,487)	(65.43)%

Total		$2,676,576	3.70%

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Condensed Schedules of Investments (continued)

June 30, 2010 (Unaudited)

Unaudited condensed schedule of investments for Graham Cash Assets LLC

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Graham Cash Assets LLC
Investments in Fixed Income Securities (cost $1,739,320,224)
United States
FDIC Guaranteed Bonds (cost $1,087,370,922)
Bank of America 0.57% – 1.70% Floating Rate Notes due 09/13/10 – 06/22/12	$175,000,000	$175,701,242	7.77%
Citibank 1.25% – 1.63% due 03/30/11 – 11/15/11	200,000,000	201,011,318	8.89%
Citigroup 1.25% – 1.38% due 05/05/11 – 09/22/11	150,000,000	150,716,127	6.66%
JP Morgan Chase 1.65% – 2.63% due 12/01/10 – 02/23/11	125,000,000	125,653,797	5.55%
Other FDIC Guaranteed Bonds		434,288,438	19.20%
Total FDIC Guaranteed Bonds		1,087,370,922	48.07%

Government Bonds (cost $651,949,302)
U.S. Treasury 0.00% – 2.75% due 07/15/10 – 06/30/11	650,000,000	651,949,302	28.82%
Total Government Bonds		651,949,302	28.82%

Total Investments in Fixed Income Securities		$1,739,320,224	76.89%

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Condensed Schedules of Investments

December 31, 2009

Condensed schedule of investments for Graham K4D Trading Ltd.

Description	Number of Contracts/Principal Amount	Fair Value	Percentage of Net Assets
Graham K4D Trading Ltd.
Long contracts
Futures
LME Aluminum January 2010	1,302	$6,972,938	5.92%
LME Copper January 2010	366	6,743,091	5.72%
Other commodity		21,454,287	18.21%
U.S. bond		(4,526,734)	(3.84)%
Foreign bond		(6,607,015)	(5.61)%
U.S. index		5,331,432	4.53%
Foreign index		8,908,434	7.56%
Interest rate		(8,722,161)	(7.40)%
Currency		355,993	0.30%
Total futures		29,910,265	25.39%

Forwards
British Pound / Japanese Yen 01/20/10	GBP 224,750,683	11,529,834	9.79%
Euro / U.S. Dollar 01/20/10	EUR 593,968,247	(12,238,099)	(10.39)%
Japanese Yen / U.S. Dollar 01/20/10	JPY 51,561,122,880	(17,479,840)	(14.84)%
Other foreign currency		9,230,717	7.84%
Total forwards		(8,957,388)	(7.60)%

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Condensed Schedules of Investments (continued)

December 31, 2009

Condensed schedule of investments for Graham K4D Trading Ltd.

Description	Number of Contracts/Principal Amount	Fair Value	Percentage of Net Assets
Graham K4D Trading Ltd. (continued)
Short contracts
Futures
U.S. bond		$1,217,531	1.03%
Foreign bond		2,267,786	1.93%
U.S. index		(2,810,098)	(2.39)%
Foreign index		(3,726,222)	(3.16)%
Commodity		(14,721,246)	(12.50)%
Interest rate		2,493,009	2.12%
Currency		(32,595)	(0.03)%
Total futures		(15,311,835)	(13.00)%

Forwards
Japanese Yen / U.S. Dollar 01/20/10	JPY (52,960,960,701)	18,321,239	15.55%
Euro / U.S. Dollar 01/20/10	EUR (604,603,018)	12,851,322	10.91%
British Pound / Japanese Yen 01/20/10	GBP (207,438,849)	(11,260,219)	(9.56)%
Other foreign currency		(7,624,210)	(6.47)%
Total forwards		12,288,132	10.43%

Total		$17,929,174	15.22%

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Condensed Schedules of Investments (continued)

December 31, 2009

Condensed schedule of investments for Graham Cash Assets LLC

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Graham Cash Assets LLC
Investments in Fixed Income Securities (cost $1,421,913,802)
United States
FDIC Guaranteed Bonds (cost $667,900,290)
Bank of America 0.28% Floating Rate Note due 09/13/10	$100,000,000	$100,177,559	5.24%
Other Bank of America 0.63% - 1.70% Floating Rate Notes due 12/23/10 - 06/22/12	75,000,000	75,931,110	3.97%
Citibank 1.25% - 1.63% due 03/30/11 - 11/15/11	125,000,000	125,481,266	6.56%
JPMorgan Chase 1.65% - 2.63% due 12/01/10 - 02/23/11	125,000,000	126,280,415	6.60%
Other FDIC guaranteed bonds		240,029,940	12.55%
Total FDIC Guaranteed Bonds		667,900,290	34.92%

Government Bonds (cost $754,013,512)
U.S. Treasury 0.00% - 2.75% due 01/31/10 - 06/30/11	750,000,000	754,013,512	39.42%
Total Government Bonds		754,013,512	39.42%

Total Investments in Fixed Income Securities		$1,421,913,802	74.34%

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Operations and Managing Member Allocation

	Three Months Ended June 30,		Six Months Ended June 30,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
Net gain (loss) allocated from investment in Graham K4D Trading Ltd.:
Net realized gain (loss) on investments	$1,981,644	$(25,538)	$(138,593)	$(82,766)
Net decrease in unrealized appreciation on investments	(1,771,166)	(102,590)	(561,450)	(111,144)
Brokerage commissions and fees	(54,578)	(8,188)	(100,540)	(10,080)
Net gain (loss) allocated from investment in Graham K4D Trading Ltd.	155,900	(136,316)	(800,583)	(203,990)

Net investment loss allocated from investment in Graham K4D Trading Ltd.	(1,202)	(246)	(3,260)	(326)

Investment income:
Interest income	67,524	5,400	121,117	7,651
Other income	54,578	8,188	100,540	10,080
Total investment income	122,102	13,588	221,657	17,731

Expenses:
Brokerage fees	353,595	38,697	629,142	49,966
Advisory fees	256,548	23,867	456,950	30,741
Sponsor fees	128,274	11,934	228,475	15,371
Interest and other	3,714	941	4,910	1,741
Total expenses	742,131	75,439	1,319,477	97,819
Net investment loss of the Fund	(620,029)	(61,851)	(1,097,820)	(80,088)

Net loss	(465,331)	(198,413)	(1,901,663)	(284,404)

Incentive allocation	-	(42)	-	(42)

Net loss available for pro-rata allocation to all members	$(465,331)	$(198,455)	$(1,901,663)	$(284,446)

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Changes in Members’ Capital

For the six months ended June 30, 2010 (unaudited) and 2009 (unaudited)

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, January 4, 2009	–	$–	–	$–	–	$–	$–
Initial subscriptions	2,240.000	224,000	5,750.000	575,000	–	–	799,000
Subscriptions	20,910.138	2,030,000	35,339.448	3,430,597	–	–	5,460,597
Redemptions	–	–	(500.000)	(48,951)	–	–	(48,951)
Incentive allocation	–	–	–	42	–	–	42
Net loss available for pro-rata allocation	–	(87,637)	–	(196,809)	–	–	(284,446)
Members’ capital, June 30, 2009	23,150.138	$2,166,363	40,589.448	$3,759,879	–	$–	$5,926,242

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2009	222,427.212	$22,373,766	149,683.130	$14,826,566	–	$–	$37,200,332
Subscriptions	119,836.004	11,326,000	70,361.090	6,673,010	500.000	50,000	18,049,010
Redemptions	(5,927.342)	(569,567)	(8,435.463)	(784,243)	–	–	(1,353,810)
Net loss available for pro-rata allocation	–	(934,561)	–	(966,323)	–	(779)	(1,901,663)
Members’ capital, June 30, 2010	336,335.874	$32,195,638	211,608.757	$19,749,010	500.000	$49,221	$51,993,869

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Cash Flows

For the six months ended June 30, 2010 (unaudited) and 2009 (unaudited)

	Six Months Ended June 30,
	2010 (Unaudited)	2009 (Unaudited)
Cash flows used in operating activities
Net loss	$(1,901,663)	$(284,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss allocated from investment in Graham K4D Trading Ltd.	803,843	204,316
Net income allocated from investment in Graham Cash Assets LLC	(121,117)	(4,168)
Net income allocated from investment in Graham Cash Assets II LLC	-	(3,483)
Proceeds from sale of investments in Graham K4D Trading Ltd.	22,879,428	1,565,627
Proceeds from sale of investments in Graham Cash Assets LLC	24,766,140	3,104,431
Proceeds from sale of investments in Graham Cash Assets II LLC	-	4,786,414
Investments in Graham K4D Trading Ltd.	(23,076,345)	(2,228,260)
Investments in Graham Cash Assets LLC	(40,495,430)	(8,593,914)
Investments in Graham Cash Assets II LLC	-	(4,782,931)
Changes in assets and liabilities:
Accrued commission reimbursements	(1,591)	(4,258)
Accrued brokerage fees	30,778	16,009
Accrued advisory fees	22,931	9,792
Accrued sponsor fees	11,465	4,896
Accrued incentive allocation	(479)	42
Net cash used in operating activities	(17,082,040)	(6,209,891)

Cash flows provided by financing activities
Subscriptions	18,049,010	6,259,597
Redemptions	(967,734)	(48,951)
Net cash provided by financing activities	17,081,276	6,210,646

Net (decrease) increase in cash and cash equivalents	(764)	755

Cash and cash equivalents, beginning of period	770	–
Cash and cash equivalents, end of period	$6	$755

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements

June 30, 2010 (unaudited)

1. Organization and Business

Graham Alternative Investment Trading II LLC (“GAIT II”) was formed on July 16, 2008, commenced operations on January 4, 2009 and is organized as a Delaware Limited Liability Company. Graham Capital Management, L.P. (the “Managing Member” or “Manager”) is the managing member and the sole investment advisor. The Managing Member is registered as a Commodity Pool Operator and Commodity Trading Advisor with the Commodity Futures Trading Commission and is a member of the National Futures Association.

The investment objective of GAIT II is to achieve long-term capital appreciation through professionally managed trading through its investment in Graham K4D Trading Ltd. (the “Master Fund” or “K4D Trading”), a master trading vehicle.  K4D Trading commenced operation of January 1, 1999 and is organized as a British Virgin Islands business company.  As more fully described in Note 2, this Master Fund invests in a broad range of currency forward and futures contracts; bond, interest rate, and index futures contracts; commodity forward and futures contracts, and swaps thereon (collectively referred to as “Derivative Positions”) traded on U.S. and foreign exchanges.

In addition to trading in the Interbank market for foreign exchange, the Manager currently executes orders on all the major U.S. futures exchanges and may also trade on, but is not limited to, the Bolsa de Mercadorias and Futuros (“BMF”), Borsa Italiana Idem (“IML”), the Eurex Deutschland (“EUREX”), Euronext Paris (“MONEP”), the Hong Kong Exchanges and Clearing Ltd. (“HKEX”), the Intercontinental Exchange (“ICE”), the London Commodity Exchange (“LCE”), the London International Financial Futures and Options Exchange Ltd. (“LIFFE”), the London Metal Exchange (“LME”), the Marché à Terme International de France (“MATIF”), the Montreal Exchange (“ME”), the Osaka Securities Exchange (“OSE”), the Sydney Futures Exchange Ltd. (“SFE”), the Singapore International Monetary Exchange (“SIMEX”), the South African Exchange (“SAFEX”), the Tokyo International Financial Futures Exchange (“TIFFE”), the Tokyo Commodity Exchange (“TOCOM”) and the Tokyo Stock Exchange (“TSE”).

SEI Global Services, Inc. (“SEI”) is GAIT II’s independent administrator and transfer agent.  SEI is responsible for certain matters pertaining to the administration of GAIT II.

GAIT II will terminate on December 31, 2050 or at an earlier date if certain conditions occur as outlined in the Limited Liability Company Agreement (“LLC Agreement”) of the Fund.

Duties of the Managing Member

Subject to the terms and conditions of the LLC Agreement, the Managing Member has complete and exclusive responsibility for managing and administering the affairs of GAIT II and for directing the investment and reinvestment of the assets of GAIT II.

2. Summary of Significant Accounting Policies

These financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and all amounts are stated in U.S. Dollars. The preparation of these financial statements requires the Managing Member to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Amounts included in the financial statements and accompanying notes related to June 30, 2010 and 2009 and the three and six month periods then ended are unaudited.  Amounts included herein as of December 31, 2009 have been taken from the December 31, 2009 audited financial statements and accompanying notes of GAIT II.

In July 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles” (the “Codification”). The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification does not change current U.S. GAAP. The adoption of the Codification does not impact GAIT II’s financial statements except for references made to authoritative accounting literature in the footnotes.

Cash and Cash Equivalents

GAIT II considers cash and cash equivalents to include all highly liquid investments with a maturity of three months or less when acquired. At June 30, 2010 and December 31, 2009, these amounts are primarily invested in overnight deposits with major U.S. financial institutions.

Investment in Graham K4D Trading Ltd.

GAIT II invests in K4D Trading which is managed by the Managing Member. This investment is valued in the accompanying statement of financial condition at fair value in accordance with U.S. GAAP. Gains and losses are allocated by K4D Trading to GAIT II based upon GAIT II’s proportionate share of the net assets of K4D Trading and are included in the accompanying statements of operations and managing member allocation.

Fair Value

The fair value of GAIT II’s assets and liabilities, which qualify as financial instruments under U.S. GAAP, approximates the carrying amounts presented in the statements of financial condition. Changes in these carrying amounts are included in the statements of operations and managing member allocation.

GAIT II follows U.S. GAAP for fair value measurements, which defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements.  U.S. GAAP uses a three-level hierarchy for fair value measurement based on the transparency and independence of inputs used in the valuation of an asset or liability as of the measurement date.

The fair value hierarchy categorizes asset and liability positions into one of three levels, as summarized below, based on the inputs and assumptions used in deriving fair value.

•	Level 1 inputs are unadjusted closing or settle prices for such assets or liabilities as published by the primary exchange upon which they are traded.
•	Level 2 inputs include quoted prices for similar assets and liabilities obtained from independent brokers and/or market makers in each security.
•	Level 3 inputs are those which are considered unobservable and are significant in arriving at fair value.

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Fair Value (continued)

GAIT II reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  In accordance with this hierarchy, GAIT II’s investments in K4D Trading and Graham Cash Assets LLC (“GCA”) have been classified as Level 2 valuations based on the release of ASU 2009-12 in December 2009. As of June 30, 2010 and December 31, 2009, neither K4D Trading nor GCA held any Level 3 investments.

Derivative Instruments

In the normal course of business, the Master Fund utilizes derivative financial instruments in connection with its trading activities. Derivative instruments derive their value from underlying assets, indices, reference rates or a combination of these factors.  Investments in derivative financial instruments are subject to additional risks that can result in a loss of all or part of an investment.  The Master Fund’s derivative financial instruments are classified by the following primary underlying risks: interest rate, credit, foreign currency exchange rate, commodity price, and equity price risks. These risks can be in excess of the amounts recognized in the statement of financial condition. In addition, the Master Fund is also subject to additional counterparty risk should its counterparties fail to meet the terms of their contracts.  Management of counterparty risk involves a number of considerations, such as the financial profile of the counterparty, specific terms and duration of the contractual agreement, and the value of collateral held, if any. The Master Fund has established initial credit approval, credit limits, and collateral requirements and may reduce its exposure to any counterparties it deems necessary.  Trading in non-U.S. dollar denominated derivative instruments may subject the value of, and gains and losses associated with, such contracts to additional risks related to adverse changes in the applicable exchange rates. To the extent the Master Fund is deemed to be insolvent, all positions could be subject to liquidation.

The Master Fund records all its derivative financial instruments at fair value, which is derived in accordance with U.S. GAAP.  Unrealized gains and losses from these instruments are recorded based on changes in their fair value.  Realized gains and losses are recorded when the positions are closed.  All unrealized and realized gains and losses related to derivative financial instruments are included in net gain on investments in the Master Fund’s statement of operations.

Futures Contracts

The Master Fund uses futures contracts in an attempt to take advantage of changes in the value of equities, commodities, interest rates, bonds and foreign currencies.

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Futures contracts (continued)

A futures contract represents a commitment for the future purchase or sale of an asset or cash settlement based on the value of an asset on a specified date.  The purchase and sale of futures contracts are executed on an exchange which requires margin deposits with a Futures Commission Merchant (“FCM”).  Subsequent payments are made or received by the Master Fund each day, depending on the daily fluctuations in the value of the contract. These changes in valuation are recorded for financial statement purposes as unrealized gains or losses by the Master Fund.  Relative to over-the-counter derivative financial instruments, futures contracts provide reduced counterparty risk to the Master Fund since futures are exchange-traded and the exchange’s clearinghouse guarantees the futures against default. However some non-U.S. exchanges are “principals’ markets” in which no common clearing facility exists and the Master Fund may look only to the clearing broker for performance of the contract.  The U.S. Commodity Exchange Act requires an FCM to segregate all funds received from such FCM’s customers in respect of regulated futures transactions. If the FCM were not to do so to the full extent required by law, the assets of the Master Fund might not be fully protected in the event of the bankruptcy or insolvency of the FCM. In that case, the Master Fund would be limited to recovering only a pro rata share of all available funds segregated on behalf of the FCM’s combined customer accounts, even though certain property specifically traceable to the Master Fund was held by the FCM.  In addition, in the event of bankruptcy or insolvency of an exchange or an affiliated clearing house, the Master Fund might experience a loss of funds deposited through its FCM as margin with such exchange or affiliated clearing house, the loss of unrealized profits on its open positions, and the loss of funds owed to it as realized profits on closed positions.

Forward Contracts

The Master Fund enters into foreign currency and commodity forward contracts in an attempt to take advantage of changes in exchange rates and commodity prices.

Forward currency and commodities transactions are contracts or agreements for delivery of specific currencies and commodities or the cash equivalent value at a specified future date and an agreed upon price.  Forward contracts are not guaranteed by an exchange or clearing house and therefore the risks include the inability of counterparties to meet their obligations under the terms of the contracts as well as the risks associated with movements in fair value.

Swap Contracts

The Master Fund may enter into various swap contracts.  Swap contracts are not guaranteed by an exchange or an affiliated clearing house or regulated by any U.S. or foreign government authorities.  Failure of a counterparty to meet its obligation under the terms of the swap contract could result in the loss of any unrealized gains on open positions and force the Master Fund to cover its resale commitments, if any, at the current market price.  It may not be possible to dispose of or close out a swap position without the consent of the counterparty, and the Master Fund may not be able to enter into an offsetting contract in order to cover its risk. Swaps are subject to the International Swap and Derivative Association (“ISDA”) Master Agreements which generally require among other things, that a Master Fund maintain a predetermined level of net assets, and provide limits with respect to a decline in the Master Fund’s net asset value over 1-month, 3-month and 12-month periods. If a Master Fund were to violate such provisions, the counterparty to the swaps could demand liquidation of outstanding swap positions.

An interest rate swap contract is an agreement that obligates two parties to exchange a series of cash flows at specified intervals based upon or calculated by reference to changes in specified prices or rates for a specified notional amount of the underlying assets.  The payment flows are usually netted against each other, with the difference being paid by one party to another.

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Swap Contracts (continued)

A total return swap contract is an agreement that obligates two parties to exchange cash flows calculated by reference to changes in specified prices or rates for a specified notional amount of the underlying assets.  The payment flows are usually netted against each other, with the difference being paid by one party to another.

During the term of the swaps, changes in value are recognized as unrealized gains or losses by marking the contracts to fair value.  Additionally, the Master Fund records a realized gain (loss) when a swap contract is terminated and when periodic payments are received or made at the end of each measurement period, but prior to termination.  The Master Fund determines the estimated fair value of all swaps in accordance with U.S. GAAP.

Options

The Master Fund may buy and sell covered and uncovered exchange traded and over-the-counter options on futures, foreign currencies, commodities, interest rates and equities to take advantage of the price movements of the financial instrument underlying the option or to hedge positions in the underlying assets.  Option contracts give one party the right, but not the obligation, to buy or sell within a limited time or on a specified date, a financial instrument, commodity or currency at a contracted price.  Options may also be settled in cash, based on differentials between specified indices or prices.

The Master Fund is exposed to counterparty risk to the extent that a seller of an over-the-counter option does not meet its obligations under the terms of the option contract.  The maximum risk of loss to the Master Fund is the fair value of the contracts and the premiums paid to purchase its open option contracts. Relative to over-the-counter options, exchange traded options provide reduced counterparty risk to the Master Fund since the exchanges’ clearinghouse guarantees the option against default.

Indemnifications

In the normal course of business, the Master Fund, GCA, GCA II and GAIT II enter into contracts that contain a variety of indemnifications. Such contracts include those with the Master Fund’s brokers and trading counterparties. GAIT II’s maximum exposure under these arrangements is unknown; however, GAIT II has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote.

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd.

As of June 30, 2010 and December 31, 2009, GAIT II invested in K4D Trading, a master trading vehicle also managed by the Managing Manager. GAIT II’s investment in K4D Trading, as well as its investment objective, is summarized below.  K4D Trading and GAIT II are related parties.   K4D Trading does not charge any management or incentive fees, and offers monthly subscriptions and redemptions.

June 30, 2010
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (three months then ended)	Net Income (six months then ended)

Graham K4D Trading Ltd. (a)	5.09%	$2,648,629	$154,698	$(803,843)
	5.09%	$2,648,629	$154,698	$(803,843)

(a) – Systematic macro

December 31, 2009
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (twelve months then ended)

Graham K4D Trading Ltd. (a)	8.75%	$3,256,884	$1,203,633
	8.75%	$3,256,884	$1,203,633

(a) – Systematic macro

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table summarizes the financial position of K4D Trading as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$9	$425
Due from brokers	69,895,643	99,865,289
Derivative financial instruments, at fair value	17,469,369	17,929,174
Subscriptions receivable	-	4,331
Interest receivable	5,753	293
Total assets	87,370,774	117,799,512

Liabilities:
Derivative financial instruments, at fair value	14,792,793	-
Due to brokers	217,908	-
Redemptions payable	-	4,331
Total liabilities	15,010,701	4,331
Net assets	$72,360,073	$117,795,181

Percentage of Master Fund held by the Fund	3.66%	2.76%

The following table summarizes the results of operations of K4D Trading for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net investment loss	$(33,308)	$(61,998)	$(101,716)	$(81,619)

Net realized gain (loss) on investments	56,094,201	(27,997,936)	(21,798,070)	(71,431,667)
Net decrease in appreciation on investments	(49,262,278)	(845,523)	(14,594,710)	(24,341,916)
Brokerage commissions and fees	(1,525,901)	(2,028,200)	(3,006,196)	(2,915,095)
Net gain (loss) on investments	5,306,022	(30,871,659)	(39,398,976)	(98,688,678)
Net gain (loss)	$5,272,714	$(30,933,657)	$(39,500,692)	$(98,770,297)

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table shows the fair value classification of each investment type for K4D Trading as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Long Contracts
Level 1:
U.S. bond futures	$8,966,861	$(4,526,734)
Foreign bond futures	10,560,813	(6,607,015)
U.S. index futures	(6,055,774)	5,331,432
Foreign index futures	(7,452,918)	8,908,434
Commodity futures	(9,315,138)	35,170,316
Interest rate futures	10,614,106	(8,722,161)
Currency futures	281,979	355,993
Total Level 1	7,599,929	29,910,265

Level 2:
Foreign currency forwards	32,551,694	(8,957,388)
Total Level 2	32,551,694	(8,957,388)
Total long contracts	$40,151,623	$20,952,877

Short Contracts
Level 1:
U.S. bond futures	$(3,903,659)	$1,217,531
Foreign bond futures	(3,667,236)	2,267,786
U.S. index futures	4,466,697	(2,810,098)
Foreign index futures	7,055,421	(3,726,222)
Commodity futures	7,543,825	(14,721,246)
Interest rate futures	(2,311,775)	2,493,009
Currency futures	686,167	(32,595)
Total Level 1	9,869,440	(15,311,835)

Level 2:
Foreign currency forwards	(47,344,487)	12,288,132
Total Level 2	(47,344,487)	12,288,132
Total short contracts	$(37,475,047)	$(3,023,703)

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table displays the notional exposure and fair value of derivative contracts held by K4D Trading based on their notional amounts and number of contracts at June 30, 2010 categorized by primary underlying risk.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting.

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$852,878,745	13,825	$(610,698,194)	(12,919)	$17,970,218	$(19,741,531)
	852,878,745	13,825	(610,698,194)	(12,919)	17,970,218	(19,741,531)

Equity price
Futures	6,261,586,751	7,005	(4,533,067,349)	(5,910)	11,561,817	(13,548,391)
	6,261,586,751	7,005	(4,533,067,349)	(5,910)	11,561,817	(13,548,391)

Foreign currency exchange rate
Futures	203,120,789	1,970	(147,847,465)	(1,423)	2,845,220	(1,877,074)
Forwards	986,837,671	-	(1,130,612,360)	-	14,923,765	(29,716,558)
	1,189,958,460	1,970	(1,278,459,825)	(1,423)	17,768,985	(31,593,632)

Interest rate
Futures	71,563,288,992	38,241	(11,383,856,485)	(13,663)	30,621,720	(10,362,610)
Interest rate swaps	-	-	-	-	-	-
	71,563,288,992	38,241	(11,383,856,485)	(13,663)	30,621,720	(10,362,610)
Total	$79,867,712,948	61,041	$(17,806,081,853)	(33,915)	$77,922,740	$(75,246,164)

Collateral balances supporting all derivative positions						$69,677,735

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table displays the notional exposure and fair value of derivative contracts held by K4D Trading based on their notional amounts and number of contracts at  December 31, 2009 categorized by primary underlying risk.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting.

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$1,281,924,053	21,625	$(699,668,279)	(11,135)	$42,918,544	$(22,469,474)
	1,281,924,053	21,625	(699,668,279)	(11,135)	42,918,544	(22,469,474)

Equity price
Futures	6,321,952,643	16,319	(3,918,741,020)	(5,980)	14,812,534	(7,108,988)
	6,321,952,643	16,319	(3,918,741,020)	(5,980)	14,812,534	(7,108,988)

Foreign currency exchange rate
Futures	30,156,168	359	(108,869,583)	(1,006)	757,620	(434,222)
Forwards	6,096,436,526	-	(5,707,147,861)	-	78,435,771	(75,105,027)
	6,126,592,694	359	(5,816,017,444)	(1,006)	79,193,391	(75,539,249)

Interest rate
Futures	66,489,448,610	25,046	(83,222,672,828)	(13,820)	7,611,075	(21,488,659)
	66,489,448,610	25,046	(83,222,672,828)	(13,820)	7,611,075	(21,488,659)
Total	$80,219,918,000	63,349	$(93,657,099,571)	(31,941)	$144,535,544	$(126,606,370)

Collateral balances supporting all derivative positions						$99,865,289

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3. Investments in Graham K4D Trading Ltd. (continued)

The following table shows the gains and losses on all financial instruments held by the Master Fund reported in net gain on investments in its statement of operations segregated by primary underlying risk and contract type for the six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Commodity price
Futures	$(50,167,010)	$(21,576,351)	$(73,935,555)	$(35,187,009)
	(50,167,010)	(21,576,351)	(73,935,555)	(35,187,009)

Equity price
Futures	(29,055,274)	(7,423,135)	(61,669,638)	(52,176,459)
	(29,055,274)	(7,423,135)	(61,669,638)	(52,176,459)

Foreign currency exchange rate
Futures	2,398,505	370,184	3,110,816	(2,586,197)
Forwards	(9,137,401)	17,287,755	(9,218,276)	4,965,566
	(6,738,896)	17,657,939	(6,107,460)	2,379,369

Interest rate
Futures	92,793,103	(17,501,912)	105,319,873	(10,789,484)
	92,793,103	(17,501,912)	105,319,873	(10,789,484)
Total	$6,831,923	$(28,843,459)	$(36,392,780)	$(95,773,583)

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT II invests a portion of its excess liquidity in GCA, an entity for which the Manager is also the sole investment advisor. GCA commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government, which range in maturity from three to thirty months. GCA also maintains cash and cash equivalents on deposit with major U.S. institutions. GAIT II’s investment in GCA is valued in the accompanying statement of financial condition at fair value in accordance with U.S. GAAP. GAIT II records its proportionate share of GCA’s investment income and expenses on a monthly basis. For the three months ended June 30, 2010, the total amount recognized by GAIT II with respect to its investment in GCA was $67,524.  For the six months ended June 30, 2010, the total amount recognized by GAIT II with respect to its investment in GCA was $121,117. For the three months ended June 30, 2009, the total amount recognized by GAIT II with respect to its investment in GCA was $3,564. For the six months ended June 30, 2009, the total amount recognized by GAIT II with respect to its investment in GCA was $4,168. These amounts are included in interest income in the statements of operations and managing member allocation. At June 30, 2010 and December 31, 2009, GAIT II owned approximately 2.21% and 1.78%, respectively, of GCA. The following table summarizes the financial position of GCA as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$517,286,644	$485,846,462
Investments in fixed income securities	1,739,320,224	1,421,913,802
Redemptions receivable	-	-
Accrued interest income	5,566,668	4,848,122
Total assets	2,262,173,536	1,912,608,386

Liabilities:
Other payables	20,000	-
Total liabilities	20,000	-

Members’ capital	2,262,153,536	1,912,608,386
Total liabilities and members’ capital	$2,262,173,536	$1,912,608,386

The following table summarizes the results of operations of GCA for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Investment income
Interest income	$3,036,438	$1,109,092	$5,659,711	$1,928,768
Net investment income	3,036,438	1,109,092	5,659,711	1,928,768
Net income	$3,036,438	$1,109,092	$5,659,711	$1,928,768

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

GCA reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  The following table shows the fair value classification of each investment type held by GCA as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Long positions
Level 2:
Fixed income securities
FDIC Guaranteed Bonds	$1,087,370,922	$667,900,290
Government Bonds	651,949,302	754,013,512
Fixed income securities	1,739,320,224	1,421,913,802
Total Level 2	1,739,320,224	1,421,913,802
Total long positions	$1,739,320,224	$1,421,913,802

5. Capital Accounts

GAIT II offers Class 0 Units and Class 2 Units (collectively, the “Units”). GAIT II may issue additional classes in the future subject to different fees, expenses or other terms, or to invest in other investment programs or combinations of investment programs managed by the Manager. GAIT II also has Class M units which are solely for the investment of the Manager.

A separate Capital Account is maintained for each Member with respect to each Class of Units held by such Member. The initial balance of each Members’ Capital Account will equal the initial contribution to GAIT II with respect to the Class to which such Capital Account relates. Each Member’s Capital Account is increased by any additional subscription, and decreased by any redemption by such Member of Units of such Class to which the Capital Account relates. All income and expenses of GAIT II are allocated among the Members’ Capital Accounts in proportion to the balance that each Capital Account bears to the balance of all Capital Accounts as of the beginning of such fiscal period.

Addition of Limited and Managing Members

Units are available for subscription as of the first business day of each month upon at least three business days prior written notice.

Subscriptions

Units may be purchased at a price equal to the Net Asset Value per Unit of the relevant Class as of the immediately preceding Valuation Day as defined in the LLC Agreement. The minimum initial subscription from each investor in each Class is $50,000. Members may subscribe for additional Units in a minimum amount of not less than $5,000.

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

5. Capital Accounts (continued)

Redemptions

Units are not subject to any minimum holding period. Members may redeem Units at the Net Asset Value thereof as of each Valuation Day upon not less than three business days’ prior written notice to the administrator. A partial redemption request for an amount less than $10,000 will not be accepted, nor will a redemption request be accepted to the extent that it would result in an investor owning Units with a total Net Asset Value of less than $25,000. The redemption proceeds will normally be remitted within 15 days after the Valuation Day, without interest for the period from the Valuation Day to the payment date.

Redemption Fees

Class 2 Units are subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription. Class 0 Units are not subject to a redemption fee. Redemption fees are payable to the Manager upon redemption of Units.

6. Fees

Advisory Fees

Each Class of GAIT II other than Class M pays the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 2% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

Sponsor Fees

Each Class of GAIT II other than Class M pays the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of 1% of its Net Asset Value, payable monthly in arrears, determined in the same manner as the Advisory Fee.

Incentive Allocation

At the end of each calendar quarter, the Manager will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter.

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

6. Fees (continued)

Brokerage Fees

Each Class of GAIT II other than Class M pays the Manager a brokerage fee (the “Brokerage Fee”) at the annual rate specified in the table below. This Brokerage Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

Class	Annual Rate

Class 0	2%
Class 2	4%

In consideration of the Brokerage Fee, the Manager bears all of GAIT II’s trading commissions (including exchange, clearing and regulatory fees relating to its trades), routine legal expenses, internal and external accounting, audit and tax preparation expenses, fees and expenses of an external or internal administrator, and expenses and costs of printing and mailing reports and notices, together with the costs incurred in connection with the organization of GAIT II and GAIT II’s continuous offering of Units. To the extent GAIT II is allocated any of these expenses from the Master Fund, the Manager will reimburse GAIT II those amounts.  This reimbursement is included in other income in the statement of operations and managing member allocation.

Any portion of any of the above fees, including the Incentive Allocation may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT II.

7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as Members are individually responsible for reporting income or loss based upon their respective share of GAIT II’s revenues and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT II’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. The Manager has evaluated GAIT II’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months.

8. Related Party Transactions

The Manager, due to its relationship with its affiliates, may enter into certain related party transactions.

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

9. Financial Highlights

The following is the per unit operating performance calculation for the three months ended June 30, 2010 and 2009:

	Class 0	Class 2
Per unit operating performance:
Initial net asset value per unit, March 31, 2009	$97.09	$96.60
Net loss:
Net investment loss	(1.65)	(1.77)
Net loss on investments	(1.86)	(2.20)
Net loss	(3.51)	(3.97)
Net asset value per unit, June 30, 2009	$93.58	$92.63

Net asset value per unit, March 31, 2010	$96.29	$94.35
Net loss:
Net investment loss	(1.66)	(1.77)
Net gain on investments	1.09	0.75
Net loss	(0.57)	(1.02)
Net asset value per unit, June 30, 2010	$95.72	$93.33

The following represents ratios to average Members’ capital, excluding the Managing Member, and total return for the three months ended June 30, 2010 and 2009:

	Class 0		Class 2
	2010	2009	2010	2009

Total return before Incentive Allocation	(0.57)%	(3.51)%	(1.03)%	(3.97)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(0.57)%	(3.51)%	(1.03)%	(3.97)%

Net investment loss before Incentive Allocation	(1.61)%	(0.87)%	(1.70)%	(1.38)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(1.61)%	(0.87)%	(1.70)%	(1.38)%

Total expenses before Incentive Allocation	1.30%	1.26%	(3.51)%	1.78%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	1.30%	1.26%	(3.51)%	1.78%

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

9. Financial Highlights (continued)

The following is the per unit operating performance calculation for the six months ended June 30, 2010 and 2009:

	Class 0	Class 2
Per unit operating performance:
Initial net asset value per unit, January 4, 2009	$100.00	$100.00
Net loss:
Net investment loss	(2.23)	(2.63)
Net loss on investments	(4.19)	(4.74)
Net loss	(6.42)	(7.37)
Net asset value per unit, June 30, 2009	$93.58	$92.63

Net asset value per unit, December 31, 2009	$100.59	$99.05
Net loss:
Net investment loss	(3.50)	(3.50)
Net loss on investments	(1.37)	(2.22)
Net loss	(4.87)	(5.72)
Net asset value per unit, June 30, 2010	$95.72	$93.33

The following represents ratios to average Members’ capital, excluding the Managing Member, and total return for the six months ended June 30, 2010 and for the period from January 4, 2009 (commencement of operations) to June 30, 2009:

	Class 0		Class 2
	2010	2009	2010	2009

Total return before Incentive Allocation	(4.84)%	(6.42)%	(5.77)%	(7.37)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(4.84)%	(6.42)%	(5.77)%	(7.37)%

Net investment loss before Incentive Allocation	(2.37)%	(2.17)%	(3.39)%	(3.19)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(2.37)%	(2.17)%	(3.39)%	(3.19)%

Total expenses before Incentive Allocation	2.58%	2.50%	3.61%	3.53%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	2.58%	2.50%	3.61%	3.53%

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

9. Financial Highlights (continued)

Total return is calculated for Class 0 and Class 2 units taken as a whole and has not been annualized. Total return is calculated as the change in total Members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the year. An individual Member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT II and amounts allocated from the Master Fund. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT II, excluding that of the Managing Member, for the three and six months ended June 30, 2010 and the three months ended June 30, 2009 and the period from January 4, 2009 (commencement of operations) to June 30, 2009.

10. Subsequent Events

The Fund had subscriptions of approximately $4.4 million and redemptions of approximately $0.1 million through August 16, 2010, the date through which subsequent events were evaluated by the Manager.  These amounts have not been included in the financial statements.

The Fund announced a reduction of the minimum initial subscription from $50,000 to $10,000 on July 1, 2010. The Fund also announced that a redemption request will now be accepted to the extent that it would not result in an investor owning less than $10,000 on July 1, 2010, a change from the prior amount of $25,000.

Index

Investment Advisor
Graham Capital Management, L.P.
40 Highland Avenue
Rowayton, CT  06853
U.S.A.

Administrator
SEI Global Services Inc.
1 Freedom Valley Drive
Oaks, PA  19456
U.S.A.

Legal and Tax Advisors
Proskauer Rose LLP
1585 Broadway
New York, NY  10036
U.S.A.

Registered Address
Corporation Service Company
2711 Centerville Road
Suite 400
Wilmington, DE 19808
U.S.A.

Independent Registered Public Accounting Firm
Ernst & Young LLP
300 First Stamford Place
Stamford, CT 06902
U.S.A.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.  The Fund does not engage in the sale of goods or services.  Its only assets are its investments in the Master Funds.  The Master Funds do not engage in the sale of goods or services.  Their assets are their equity in their accounts with clearing brokers and OTC counterparties, in each case consisting of cash, open trade equity on derivatives and the net option premium paid for options on futures.

Liquidity and Capital Resources

A portion of the Fund’s assets is generally held as cash or cash equivalents, which are used to margin the Fund’s investments.  It is expected that the average margin the Fund will be required to post to support the Fund’s trading may range between 10% and 30% of the Fund’s total assets, which will be segregated or secured by the futures brokers in accordance with the CEA and with CFTC regulations or be maintained on deposit with over-the-counter counterparties.  In exceptional market conditions, this amount could increase.  The Manager generally expresses its margin requirements for the portfolios in terms of the capital usage ratio, which is calculated as the aggregate of the margin requirements for the underlying strategies plus the net option premium costs for the underlying strategies over the total equity for the portfolio.  For the periods ended June 30, 2010, December 31, 2009 and December 31, 2008, the capital usage ratio for the Blended Strategies Portfolio was 5.4%, 5.3% and 4.0%, respectively, and with respect to the Systematic Strategies Portfolio for the periods ended June 30, 2010 and December 31, 2009 the capital usage ratio was 5.4% and 9.2%, respectively.

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading.  Through June 30, 2010, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

The Fund raises additional capital only through the sale of Units and capital is increased through trading profits (if any) and interest income.  The Fund may borrow money from brokers or their affiliates and other lenders. Units may be offered for sale as of the beginning, and may be redeemed as of the end, of each month.  The amount of capital raised for the Fund should not have a significant impact on its operations, as the Fund has no significant capital expenditure or working capital requirements other than for monies to pay trading losses, brokerage commissions and expenses.

The Fund participates in the speculative trading of commodity futures contracts, substantially all of which are subject to margin requirements.  The minimum amount of margin required for each contract is set from time to time in response to various market factors by the respective exchanges.  Further, the Fund’s brokers may require margin in excess of minimum exchange requirements.  The Fund bears the risk of financial failure of the brokers through which it clears trades and maintains margin in respect of any such trades and of its counterparties for its foreign exchange and swap trades with whom it also maintains margin.

Critical Accounting Policies

Use of Estimates – The Fund’s financial statements have been prepared in conformity with U.S. GAAP and all amounts are stated in U.S. dollars. The preparation of the financial statements requires the Manager to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  The Fund’s significant accounting policies are described in detail in Note 2 of the financial statements.

Fair Value Measurement - The Fund follows U.S. GAAP for fair value measurements, which defines fair value, establishes a framework for measuring fair value and requires certain disclosures about fair value measurements.  U.S. GAAP uses a three-level hierarchy for fair value measurement based on the transparency and independence of inputs used in the valuation of an asset or liability as of the measurement date.  The Fund reports the fair value of its investment-related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.

Index

The Fund records its investments in the GAIT Funds at fair value in accordance with U.S. GAAP.  In determining its net asset value, each GAIT Fund records its investments in Master Funds at fair value in accordance with U.S. GAAP.  The Fund records its proportionate share of the GAIT Funds’ investment income and loss, expenses, fees, and realized and unrealized gains and losses on a monthly basis.  Purchases and sales of units in the GAIT Funds are recorded on a trade date basis.  The accounting policies of the GAIT Funds are described in their attached respective financial statements.

The Master Funds record all their financial instruments at fair value, which is derived in accordance with U.S. GAAP.  Unrealized gains and losses from these instruments are recorded based on changes in their fair value.  Realized gains and losses are recorded when the positions are closed.  All unrealized and realized gains and losses related to derivative financial instruments are included in net gain (loss) on investments in the Master Funds’ statements of operations.

Cash Assets - The GAIT Funds invest a portion of their excess liquidity in GCA, an entity for which the Manager is also the sole investment advisor.  The financial information of GCA is included in the notes to the Financial Statements of the GAIT Funds.

Income Taxes - No provision for income taxes has been made in the Fund’s financial statements, as each member is responsible for reporting income or loss based upon the member’s respective share of the Fund’s revenues and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year.  The Manager has evaluated the Fund’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements.  The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months.

Off-Balance Sheet Arrangements

The Fund does not engage in off-balance sheet arrangements with other entities.

Results of Operations

The Fund’s success depends primarily upon the Manager’s ability to recognize and capitalize on market trends in the different and varied sectors of the global financial markets in which it trades.

Blended Strategies Portfolio

Three Months Ended June 30, 2010

For the three months ended June 30, 2010 the Fund’s net asset value increased by $32,603,734, a 13.9% net increase.  This increase was attributable to a $28,401,339, or 12.1%, net increase in the Blended Strategies Portfolio and a $4,202,395, or 1.8%, net increase in the Systematic Strategies Portfolio.

The net increase of $28,401,339, or 12.1%, in the Blended Strategies Portfolio was attributable to total subscriptions of $40,669,229, or 17.3%, and net income of $40,762 partially offset by redemptions totaling $12,308,652, or -5.2%, for the three months ended June 30, 2010.

Index

For the second quarter of 2010, the portfolio experienced net trading gains of $2,452,115 attributable to the following sectors:  (i) agriculture (-$485,548); (ii) energy (-$3,245,806); (iii) foreign exchange ($1,496,681); (iv) interest rates ($8,004,083); (v) metals (-$1,098,109); (vi) softs (-$302,980); and (vii) stock indices (-$1,916,206).  The portfolio recorded a gain during April. The majority of the portfolio’s profits were attributable to positions in the fixed income markets, which benefited from rising prices in Europe. Additional gains also stemmed from lower equity prices in Europe and rising crude oil prices. In the commodity markets, trading in metals produced relatively flat results, while positions in the grains markets, specifically corn and wheat, resulted in minor losses.  The portfolio had net gains in the month of May.  Profits were primarily attributable to positions in the fixed income and currency markets, with the portfolio benefitting as investors sought a safe haven and purchased global bonds, while the euro weakened.  The portfolio’s overall gain was partially offset by losses that resulted from price declines in crude oil, global equity indices, and industrial metals.  The portfolio recorded a modest loss during June.  The majority of these losses resulted from trading in currencies amid general U.S. dollar weakness and in the energy markets from trading in natural gas and crude oil.  The portfolio experienced smaller losses in base metals, soft commodities and global stock index futures.   Gains recorded in the fixed income sector as yields fell sharply during the month offset a majority of the month’s losses.

For the three months ended June 30, 2010, Brokerage Fees increased by $353,737, or 37.3%, Advisory Fees increased by $286,938, or 34.9%, and Sponsor Fees increased by $143,468, or 34.9%, in the portfolio over the corresponding period of the preceding year.  These increases are all attributable to higher net assets of the portfolio resulting from subscriptions and a net gain for the period partially offset by redemptions.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio for the period. For the three months ended June 30, 2010, the Incentive Allocation decreased by $9,963, or 105.8%, in the portfolio over the corresponding period of the preceding year due to lower trading profits.

Three Months Ended June 30, 2009

For the three months ended June 30, 2009 the Fund’s net asset value increased by $11,101,730, or 7.0%.  This increase was attributable to a $7,357,739, or 4.6%, net increase in the Blended Strategies Portfolio and a $3,743,991, or 2.4%, net increase in the Systematic Strategies Portfolio.

The net increase of $7,357,739, or 4.6%, in the Blended Strategies Portfolio was attributable to total subscriptions of $17,751,705, or 11.1%, partially offset by redemptions totaling $9,283,985, or -5.8%, and a net loss of $1,109,981, or -0.7%, for the three months ended June 30, 2009.

For the second quarter of 2009, the portfolio experienced net trading gains of $876,781 attributable to the following sectors:  (i) agriculture (-$305,351); (ii) energy (-$275,749); (iii) foreign exchange ($3,325,105); (iv) interest rates (-$582,397); (v) metals (-$325,582); (vi) softs (-$272,441); and (vii) stock indices (-$686,804).  The portfolio recorded net losses in April as gains from trading in the energy and fixed income sectors were more than offset by losses in global equity indices and metals.  The portfolio profited from short positions in natural gas and calendar spreads in crude oil, while in fixed income gains were recorded as yields on short-term instruments continued to decline.  Smaller losses for the month were recorded from volatility in currencies and metals prices.  During May, the portfolio's performance benefitted from gains in the foreign exchange component as the U.S. dollar trended lower verses most other global currencies.  The portfolio also recorded profits in May by taking advantage of strength in global equity index futures and commodities.  Trading in stock index futures also contributed to positive performance as equity prices continued their recent upward trend.  The portfolio experienced losses in June due primarily to trend reversals in the fixed income, currency, and commodity markets. These markets experienced sudden reversals as the recent bullish tone of the markets moderated during June, and the markets reversed to a more cautious sentiment with decreased risk taking.

Index

Six Months Ended June 30, 2010

For the six months ended June 30, 2010 the Fund’s net asset value increased by $49,637,523, or 22.8%.  This increase was attributable to a $41,542,988, or 19.1%, net increase in the Blended Strategies Portfolio and an $8,094,535, or 3.7%, net increase in the Systematic Strategies Portfolio.

The net increase of $41,542,988, or 19.1%, in the Blended Strategies Portfolio was attributable to total subscriptions of $58,247,579, or 26.8%, partially offset by redemptions totaling $15,379,274, or -7.1%, and a net loss of $1,325,317, or -0.6%, for the six months ended June 30, 2010.

For the six months ended June 30, 2010, the portfolio experienced net trading gains of $3,113,960 attributable to the following sectors:  (i) agriculture (-$148,538); (ii) energy (-$2,808,958); (iii) foreign exchange ($3,938,470); (iv) interest rates ($9,516,391); (v) metals (-$1,648,015); (vi) softs (-$1,390,835); and (vii) stock indices (-$4,344,555).  The portfolio recorded a gain during April. The majority of the portfolio’s profits were attributable to positions in the fixed income markets, which benefited from rising prices in Europe. Additional gains also stemmed from lower equity prices in Europe and rising crude oil prices. In the commodity markets, trading in metals produced relatively flat results, while positions in the grains markets, specifically corn and wheat, resulted in minor losses.  The portfolio had net gains in the month of May.  Profits were primarily attributable to positions in the fixed income and currency markets, with the portfolio benefitting as investors sought a safe haven and purchased global bonds, while the euro weakened.  The portfolio’s overall gain was partially offset by losses that resulted from price declines in crude oil, global equity indices, and industrial metals.  The portfolio recorded a modest loss during June.  The majority of these losses resulted from trading in currencies amid general U.S. dollar weakness and in the energy markets from trading in natural gas and crude oil.  The portfolio experienced smaller losses in base metals, soft commodities and global stock index futures.   Gains recorded in the fixed income sector as yields fell sharply during the month offset a majority of the month’s losses.  For the month of March, trading gains were recorded in global stock indices as equities rallied, and in energy amid falling natural gas prices. The portfolio also generated profits in currencies, agriculturals and industrial metals.  Losses in the U.S. fixed income markets detracted from the portfolio's overall profits. During February, the portfolio was profitable in both systematic and discretionary trading in foreign exchange, including positions in European currencies and the Australian dollar.  Additional gains stemmed from positions in the European fixed income and industrial metals markets.  Smaller losses, from trading in global stock indices and commodities offset a portion of the month’s gains.  The portfolio recorded a net loss during January due primarily to sharp reversals in global equity indices, currencies and commodities.  These losses were partially offset by gains in the fixed income sector from both the discretionary and systematic portion of the portfolio.  The discretionary portion of the portfolio also contributed gains in currencies, which were generated by short positions in the euro as well as short crosses in the Swiss franc and Australian and New Zealand dollars.

For the six months ended June 30, 2010, Brokerage Fees increased by $424,262, or 23.2%, Advisory Fees increased by $637,319, or 39.8%, and Sponsor Fees increased by $231,000, or 28.9%, in the portfolio over the corresponding period of the preceding year.  These increases are all attributable to higher net assets of the portfolio resulting from subscriptions partially offset by redemptions and a net loss for the period.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio for the period. For the six months ended June 30, 2010, the Incentive Allocation decreased by $15,166, or 103.7%, in the portfolio over the corresponding period of the preceding year due to lower trading profits.

Six Months Ended June 30, 2009

For the six months ended June 30, 2009 the Fund’s net asset value increased by $18,820,601, or 12.4%.  This increase was attributable to a $13,018,455, or 8.6%, net increase in the Blended Strategies Portfolio and a $5,802,146, or 3.8%, net increase in the Systematic Strategies Portfolio.

Index

The net increase of $13,018,455, or 8.6%, in the Blended Strategies Portfolio was attributable to total subscriptions of $28,986,902, or 19.1%, partially offset by redemptions totaling $13,622,172, or -9.0%, and a net loss of $2,346,275, or -1.5%, for the six months ended June 30, 2009.

For the six months ended June 30, 2009, the portfolio experienced net trading gains of $1,390,930 attributable to the following sectors:  (i) agriculture (-$616,128); (ii) energy ($273,298); (iii) foreign exchange ($3,722,738); (iv) interest rates ($203,406); (v) metals (-$834,233); (vi) softs (-$511,797); and (vii) stock indices (-$846,354).  The portfolio recorded net losses in April as gains from trading in the energy and fixed income sectors were more than offset by losses in global equity indices and metals.  The portfolio profited from short positions in natural gas and calendar spreads in crude oil, while in fixed income gains were recorded as yields on short-term instruments continued to decline.  Smaller losses for the month were recorded from volatility in currencies and metals prices.  During May, the portfolio's performance benefitted from gains in the foreign exchange component as the U.S. dollar trended lower verses most other global currencies.  The portfolio also recorded profits in May by taking advantage of strength in global equity index futures and commodities.  Trading in stock index futures also contributed to positive performance as equity prices continued their recent upward trend.  The portfolio experienced losses in June due primarily to trend reversals in the fixed income, currency, and commodity markets. These markets experienced sudden reversals as the recent bullish tone of the markets moderated during June, and the markets reversed to a more cautious sentiment with decreased risk taking.  The portfolio experienced losses in March due primarily to dramatic trend reversals in global equity indices.  Positions in currencies also adversely impacted performance. The U.S. dollar reversed and weakened against other currencies as equity markets strengthened. In particular, commodity currencies appreciated against the dollar as commodity prices rebounded.  The discretionary strategies of the portfolio posted gains in March from various trades in global fixed income and currencies.  Gains from favorable fixed income positions in U.S. and European interest rate futures helped offset a portion of the losses recorded in other asset classes.  During February, the portfolio benefitted from the trend in the equity index markets, as equity prices plunged in the wake of deteriorating economic conditions and lingering doubts concerning the effectiveness of global stimulus measures.  Additional gains were from trading in the agricultural commodities and energy markets, as food and energy prices generally declined amid shifting supply and demand fundamentals. A portion of the portfolio's overall gain for the month was offset by losses experienced from trading in the currency markets, as the U.S. dollar continued to strengthen versus many of the world’s major currencies, as well as from trading in the metals and soft commodities markets.  In January, the portfolio recorded gains primarily from trading in the equity index and currency markets, as global equity prices plummeted and the U.S. dollar rallied on the heels of heightened recessionary fears and persistent “safe haven” buying of the greenback. Additional gains were recorded across the energy and agricultural commodities markets, as prices retreated in the wake of slowing global demand for many raw materials. A portion of the gains for the month were offset by losses experienced across the fixed income markets, as global bond prices reversed their recent bullish trend and moved sharply lower, as well as from trading in the metals and soft commodities markets.

Index

Systematic Strategies Portfolio

Three Months Ended June 30, 2010

For the three months ended June 30, 2010 the Fund’s net asset value increased by $32,603,734, a 13.9% net increase.  This increase was attributable to a $28,401,339, or 12.1%, net increase in the Blended Strategies Portfolio and a $4,202,395, or 1.8%, net increase in the Systematic Strategies Portfolio.

The net increase of $4,202,395, or 1.8%, in the Systematic Strategies Portfolio was attributable to total subscriptions of $5,921,791, or 2.5%, partially offset by redemptions totaling $1,369,295, or -0.6%, and a net loss of $350,101, or -0.1%, for the three months ended June 30, 2010.

For the second quarter of 2010, the portfolio experienced net trading gains of $105,429 attributable to the following sectors:  (i) agriculture (-$208,487); (ii) energy (-$753,146); (iii) foreign exchange (-$177,170); (iv) interest rates ($2,178,397); (v) metals (-$174,814); (vi) softs (-$49,642); and (vii) stock indices (-$709,709).  The portfolio posted a solid gain in April. Profits were largely the result of positions in the fixed income markets as investors bought bonds as a safe haven. In foreign exchange, the portfolio took advantage of the euro's decline against virtually all currencies, while positions in the Australian and Canadian dollars benefited the portfolio earlier in the month. Positions in the energy and soft markets also resulted in gains as crude oil and cotton prices rose. Gains in these commodity markets partially mitigated negative results from the metals and agricultural markets, as falling base metals prices and rising wheat prices generated losses.  The portfolio recorded a modest loss in May.  Losses were incurred amid volatile conditions in global equity indices and crude oil, as prices fell sharply.  Similarly, steep declines in industrial metals resulted in modest losses.  However, the portfolio recorded offsetting gains in the fixed income markets as investors bought bonds in a flight to safety.  Additional profits stemmed from positions in the foreign exchange markets as our models benefitted from the euro’s decline against other major currencies.  The portfolio recorded a loss in June.  Global markets witnessed multiple price reversals during the month.  Strengthening European currencies versus the U.S. dollar, predominately the Swiss franc, and choppiness in global stock indices led to the majority of the portfolio’s losses. Trading in commodities also resulted in losses as prices moved in a choppy range for most of the month.  The portfolio captured offsetting profits from trading in fixed income, as benchmark yields continued to decline in the U.S., Europe and Asia, with the most significant gains coming from U.S. instruments.

For the three months ended June 30, 2010, Brokerage Fees increased by $227,523, or 594.5%, Advisory Fees increased by $164,367, or 696.4%, and Sponsor Fees increased by $82,182, or 696.4%, in the portfolio over the corresponding period of the preceding year.  These increases are all attributable to higher net assets of the portfolio resulting from subscriptions partially offset by redemptions and a net loss for the period.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio for the period. For the three months ended June 30, 2010, there was no Incentive Allocation earned due to the portfolio experiencing a net loss for the period.

Three Months Ended June 30, 2009

For the three months ended June 30, 2009 the Fund’s net asset value increased by $11,101,730, or 7.0%.  This increase was attributable to a $7,357,739, or 4.6%, net increase in the Blended Strategies Portfolio and a $3,743,991, or 2.4%, net increase in the Systematic Strategies Portfolio.

Index

The net increase of $3,743,991, or 2.4%, in the Systematic Strategies Portfolio was attributable to total subscriptions of $3,985,597, or 2.5%, partially offset by redemptions totaling $48,909 and a net loss of $192,697, or -0.1%, for the three months ended June 30, 2009.

For the second quarter of 2009, the portfolio experienced net trading losses of $123,636 attributable to the following sectors:  (i) agriculture (-$7,281); (ii) energy (-$54,395); (iii) foreign exchange ($60,327); (iv) interest rates (-$75,674); (v) metals (-$18,016); (vi) softs (-$24,981); and (vii) stock indices (-$3,616).  The portfolio recorded net losses in April as gains from trading in the energy and fixed income sectors were more than offset by losses in global equity indices and metals.  The portfolio profited from short positions in natural gas and calendar spreads in crude oil, while in fixed income gains were recorded as yields on short-term instruments continued to decline.  Smaller losses for the month were recorded from volatility in currencies and metals prices.  During May, the portfolio's performance benefitted from gains in the foreign exchange component as the U.S. dollar trended lower verses most other global currencies.  The portfolio also recorded profits in May by taking advantage of strength in global equity index futures and commodities.  Trading in stock index futures also contributed to positive performance as equity prices continued their recent upward trend.  The portfolio experienced losses in June due primarily to trend reversals in the fixed income, currency, and commodity markets. These markets experienced sudden reversals as the recent bullish tone of the markets moderated during June, and the markets reversed to a more cautious sentiment with decreased risk taking.

Six Months Ended June 30, 2010

For the six months ended June 30, 2010 the Fund’s net asset value increased by $49,637,523, or 22.8%.  This increase was attributable to a $41,542,988, or 19.1%, net increase in the Blended Strategies Portfolio and an $8,094,535, or 3.7%, net increase in the Systematic Strategies Portfolio.

The net increase of $8,094,535, or 3.7%, in the Systematic Strategies Portfolio was attributable to total subscriptions of $11,447,794, or 5.3%, partially offset by redemptions totaling $1,710,638, or -0.8%, and a net loss of $1,642,621, or -0.8%, for the six months ended June 30, 2010.

For the six months ended June 30, 2010, the portfolio experienced net trading losses of $822,587 attributable to the following sectors:  (i) agriculture (-$123,226); (ii) energy (-$1,125,595); (iii) foreign exchange (-$163,262); (iv) interest rates ($3,745,063); (v) metals (-$522,253); (vi) softs (-$686,979); and (vii) stock indices (-$1,946,335).   The portfolio posted a solid gain in April. Profits were largely the result of positions in the fixed income markets as investors bought bonds as a safe haven. In foreign exchange, the portfolio took advantage of the euro's decline against virtually all currencies, while positions in the Australian and Canadian dollars benefited the portfolio earlier in the month. Positions in the energy and soft markets also resulted in gains as crude oil and cotton prices rose. Gains in these commodity markets partially mitigated negative results from the metals and agricultural markets, as falling base metals prices and rising wheat prices generated losses.  The portfolio recorded a modest loss in May.  Losses were incurred amid volatile conditions in global equity indices and crude oil, as prices fell sharply.  Similarly, steep declines in industrial metals resulted in modest losses.  However, the portfolio recorded offsetting gains in the fixed income markets as investors bought bonds in a flight to safety.  Additional profits stemmed from positions in the foreign exchange markets as our models benefitted from the euro’s decline against other major currencies.  The portfolio recorded a loss in June.  Global markets witnessed multiple price reversals during the month.  Strengthening European currencies versus the U.S. dollar, predominately the Swiss franc, and choppiness in global stock indices led to the majority of the portfolio’s losses. Trading in commodities also resulted in losses as prices moved in a choppy range for most of the month.  The portfolio captured offsetting profits from trading in fixed income, as benchmark yields continued to decline in the U.S., Europe and Asia, with the most significant gains coming from U.S. instruments.  During the month of March, profits were recorded in U.S. equity indices, as well as across Asian and European equity indices.  The portfolio also experienced gains in foreign exchange, with notable profits from long positions in the Canadian and Australian dollars.  Smaller gains were recorded in commodities trading.  Losses in the U.S. and Asian fixed income markets offset a portion of the portfolio’s overall gain for the month. The portfolio experienced gains in February as trends emerged in currencies and the fixed income markets.  The portfolio generated profits in foreign exchange, particularly from trading the Australian dollar, euro, yen and British pound. Similarly, a rally in the fixed income markets resulted in gains for the portfolio in European fixed income, particularly from positions in Euribor and BOBL. The portfolio incurred smaller losses for the month from trading commodities, including sugar, corn, wheat and crude oil.  The portfolio recorded a loss during January due primarily to sharp price trend reversals across virtually all macro sectors.  Specifically, losses occurred as the European equity index markets declined, while the U.S. dollar rallied against the Swiss franc, Australian and New Zealand dollars and the euro.  In the commodity sector, losses resulted as prices declined in industrial metals, crude oil and soybeans.  Smaller gains in the fixed income sector offset a portion of the month’s losses.

Index

For the six months ended June 30, 2010, Brokerage Fees increased by $372,286, or 751.8%, Advisory Fees increased by $373,066, or 1,225.1%, and Sponsor Fees increased by $156,761, or 1,029.6%, in the portfolio over the corresponding period of the preceding year.  These increases are all attributable to higher net assets of the portfolio resulting from subscriptions partially offset by redemptions and a net loss for the period.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio for the period. For the six months ended June 30, 2010 there was no Incentive Allocation earned due to the portfolio experiencing a net loss for the period.

Six Months Ended June 30, 2009

For the six months ended June 30, 2009 the Fund’s net asset value increased by $18,820,601, or 12.4%.  This increase was attributable to a $13,018,455, or 8.6%, net increase in the Blended Strategies Portfolio and a $5,802,146, or 3.8%, net increase in the Systematic Strategies Portfolio.

The net increase of $5,802,146, or 3.8%, in the Systematic Strategies Portfolio was attributable to total subscriptions of $6,129,597, or 4.0%, partially offset by redemptions totaling $48,909 and a net loss of $278,542, or -0.2%, for the six months ended June 30, 2009.

For the six months ended June 30, 2009, the portfolio experienced net trading losses of $189,334 attributable to the following sectors:  (i) agriculture (-$16,135); (ii) energy (-$54,061); (iii) foreign exchange ($33,648); (iv) interest rates (-$54,374); (v) metals (-$28,458); (vi) softs (-$29,908); and (vii) stock indices (-$40,046).  The portfolio recorded net losses in April as gains from trading in the energy and fixed income sectors were more than offset by losses in global equity indices and metals.  The portfolio profited from short positions in natural gas and calendar spreads in crude oil, while in fixed income gains were recorded as yields on short-term instruments continued to decline.  Smaller losses for the month were recorded from volatility in currencies and metals prices.  During May, the portfolio's performance benefitted from gains in the foreign exchange component as the U.S. dollar trended lower verses most other global currencies.  The portfolio also recorded profits in May by taking advantage of strength in global equity index futures and commodities.  Trading in stock index futures also contributed to positive performance as equity prices continued their recent upward trend.  The portfolio experienced losses in June due primarily to trend reversals in the fixed income, currency, and commodity markets. These markets experienced sudden reversals as the recent bullish tone of the markets moderated during June, and the markets reversed to a more cautious sentiment with decreased risk taking.  The portfolio experienced losses in March due primarily to dramatic trend reversals in global equity indices.  Positions in currencies also adversely impacted performance. The U.S. dollar reversed and weakened against other currencies as equity markets strengthened. In particular, commodity currencies appreciated against the dollar as commodity prices rebounded.  Gains from favorable fixed income positions in U.S. and European interest rate futures helped offset a portion of the losses recorded in other asset classes. During February, the portfolio benefitted from the trend in the equity index markets, as equity prices plunged in the wake of deteriorating economic conditions and lingering doubts concerning the effectiveness of global stimulus measures.  Smaller gains were made across the fixed-income markets on the heels of “safe haven” buying of government debt, as well as from trading in the agricultural commodities and energy markets, as food and energy prices generally declined amid shifting supply and demand fundamentals.  A portion of the portfolio's overall gain for the month was offset by losses experienced from trading in the currency and metals markets.  In January, the portfolio recorded gains primarily from trading in the equity index and currency markets, as global equity prices plummeted and the U.S. dollar rallied on the heels of heightened recessionary fears and persistent “safe haven” buying of the greenback. Additional gains were recorded across the energy and agricultural commodities markets, as prices retreated in the wake of slowing global demand for many raw materials. A portion of the gains for the month were offset by losses experienced across the fixed income markets, as global bond prices reversed their recent bullish trend and moved sharply lower, as well as from trading in the metals and soft commodities markets.

Index

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Required.

Index

Item 4. Controls and Procedures

The Advisor’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2010.   Based on that evaluation, the Advisor’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2010.

There were no changes to the Fund’s internal controls over financial reporting during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal controls over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not Required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2010, the Fund issued 297,997 Units in exchange for $38,973,400 with respect to the Blended Strategies Portfolio and 61,899 Units in exchange for $5,410,850 with respect to the Systematic Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”).  The Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Act and Section 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Units of the Fund.

	Blended Strategies Portfolio Total Number of Units Purchased	Systematic Strategies Portfolio Total Number of Units Purchased
Period (as of)
April 1, 2010	112,947	24,058
May 1, 2010	69,954	17,633
June 1, 2010	115,096	20,208

Item 3. Defaults Upon Senior Securities – None

Item 4. [Removed and Reserved]

Item 5. Other Information – None

Index

Item 6. Exhibits

* 3.1	Certificate of Formation of Graham Alternative Investment Fund I LLC
* 4.1	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC
* 10.1	Form of Subscription Agreement
* 10.2	Form of Placement Agreement

*  Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

31.1 —	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Executive Officer)

31.2 —	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)

32.1 —	Section 1350 Certification (Certification of Chief Executive Officer and Chief Financial Officer)

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 16, 2010	GRAHAM ALTERNATIVE INVESTMENT FUND I LLC

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

		By:	/s/ Paul Sedlack
Paul Sedlack, Chief Executive Officer

		By:	/s/ Jeff Baisley
Jeff Baisley, Chief Financial Officer