Form 10-Q
period 2011-03-31
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2011-05-16
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes ☐  No ☒

As of April 1, 2011, 605,138.134 Units of the Systematic Strategies Portfolio were outstanding.
As of April 1, 2011, 2,509,553.450 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
FORM 10-Q

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification

Index

PART I

Item 1. Financial Statements

Graham Alternative Investment Fund I LLC

Statements of Financial Condition

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$326,024,192	$290,023,320
Investment in Graham Alternative Investment Trading II LLC, at fair value	56,235,758	48,442,149
Redemption receivable from Graham Alternative Investment Trading LLC	2,351,929	1,296,065
Redemption receivable from Graham Alternative Investment Trading II LLC	574,316	125,284
Total assets	$385,186,195	$339,886,818

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$2,926,245	$1,421,349
Total liabilities	2,926,245	1,421,349

Members’ capital:
Blended Strategies Portfolio:
Class 0 Units (2,030,986.163 and 1,752,436.237 units issued and outstanding at $137.45 and $138.96, respectively)	279,163,401	243,511,752
Class 2 Units (418,725.533 and 409,129.824 units issued and outstanding at $111.91 and $113.68, respectively)	46,860,791	46,511,568
Total Blended Strategies Portfolio	326,024,192	290,023,320

Systematic Strategies Portfolio:
Class 0 Units (338,461.004 and 274,960.438 units issued and outstanding at $100.08 and $102.92, respectively)	33,872,160	28,297,652
Class 2 Units (231,790.265 and 202,003.861 units issued and outstanding at $96.48 and $99.72, respectively)	22,363,598	20,144,497
Total Systematic Strategies Portfolio	56,235,758	48,442,149
Total members’ capital	382,259,950	338,465,469
Total liabilities and members’ capital	$385,186,195	$339,886,818

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Statements of Operations

	Three Months Ended March 31,
	2011 (Unaudited)	2010 (Unaudited)
Net loss allocated from investments in other funds:
Net realized gain (loss) on investments	$1,048,228	$(5,388,177)
Net (decrease) increase in unrealized appreciation on investments	(2,252,677)	5,122,006
Net loss allocated from investments in other funds	(1,204,449)	(266,171)

Net investment loss allocated from investment in other funds:
Investment income:
Interest income	388,729	616,480

Expenses:
Brokerage fees	2,224,876	1,109,619
Advisory fees	1,873,379	1,344,479
Sponsor fees	936,689	554,810
Incentive allocation	10,820	-
Interest and other	8,810	-
Total expenses	5,054,574	3,008,908
Net investment loss allocated from investments in other funds	(4,665,845)	(2,392,428)

Net loss	$(5,870,294)	$(2,658,599)

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Statements of Changes in Members’ Capital

For the three months ended March 31, 2011 (unaudited) and 2010 (unaudited)

	Blended Strategies Portfolio
	Class 0 Units		Class 2 Units		Total
	Units	Capital	Units	Capital	Blended Strategies Portfolio

Members’ capital, December 31, 2009	1,134,943.426	$153,850,323	300,723.739	$33,900,271	$187,750,594
Subscriptions	99,991.726	13,249,791	39,174.910	4,328,559	17,578,350
Redemptions	(15,238.212)	(1,995,955)	(9,891.505)	(1,074,667)	(3,070,622)
Net loss	–	(961,453)	–	(404,626)	(1,366,079)
Members’ capital, March 31, 2010	1,219,696.940	$164,142,706	330,007.144	$36,749,537	$200,892,243

	Blended Strategies Portfolio
	Class 0 Units		Class 2 Units		Total
	Units	Capital	Units	Capital	Blended Strategies Portfolio

Members’ capital, December 31, 2010	1,752,436.237	$243,511,752	409,129.824	$46,511,568	$290,023,320
Subscriptions	300,033.166	41,996,602	28,498.156	3,258,099	45,254,701
Redemptions	(21,483.240)	(2,991,431)	(18,902.447)	(2,137,398)	(5,128,829)
Net loss	–	(3,353,522)	–	(771,478)	(4,125,000)
Members’ capital, March 31, 2011	2,030,986.163	$279,163,401	418,725.533	$46,860,791	$326,024,192

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Statements of Changes in Members’ Capital (continued)

For the three months ended March 31, 2011 (unaudited) and 2010 (unaudited)

	Systematic Strategies Portfolio
	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Systematic Strategies Portfolio	Total Members’ Capital

Members’ capital, December 31, 2009	180,564.957	$18,162,877	119,035.753	$11,790,850	$29,953,727	$217,704,321
Subscriptions	40,153.274	3,820,000	18,175.476	1,706,003	5,526,003	23,104,353
Redemptions	(1,000.363)	(92,619)	(2,736.955)	(248,724)	(341,343)	(3,411,965)
Net loss	–	(732,702)	–	(559,818)	(1,292,520)	(2,658,599)
Members’ capital, March 31, 2010	219,717.868	$21,157,556	134,474.274	$12,688,311	$33,845,867	$234,738,110

	Systematic Strategies Portfolio
	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Systematic Strategies Portfolio	Total Members’ Capital

Members’ capital, December 31, 2010	274,960.438	$28,297,652	202,003.861	$20,144,497	$48,442,149	$338,465,469
Subscriptions	72,055.126	7,425,002	35,664.159	3,561,663	10,986,665	56,241,366
Redemptions	(8,554.560)	(873,244)	(5,877.755)	(574,518)	(1,447,762)	(6,576,591)
Net loss	–	(977,250)	–	(768,044)	(1,745,294)	(5,870,294)
Members’ capital, March 31, 2011	338,461.004	$33,872,160	231,790.265	$22,363,598	$56,235,758	$382,259,950

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Statements of Cash Flows

	Three Months Ended March 31,
	2011 (Unaudited)	2010 (Unaudited)
Cash flows used in operating activities
Net loss	$(5,870,294)	$(2,658,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss allocated from investment in Graham Alternative Investment Trading LLC	4,125,000	1,366,079
Net loss allocated from investment in Graham Alternative Investment Trading II LLC	1,745,294	1,292,520
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	5,128,829	3,070,622
Proceeds from sale of investments in Graham Alternative Investment Trading II LLC	1,447,762	341,343
Investments in Graham Alternative Investment Trading LLC	(46,310,565)	(17,185,573)
Investments in Graham Alternative Investment Trading II LLC	(11,435,697)	(5,526,003)
Net cash used in operating activities	(51,169,671)	(19,299,611)

Cash flows provided by financing activities
Subscriptions	56,241,366	23,104,353
Redemptions	(5,071,695)	(3,804,742)
Net cash provided by financing activities	51,169,671	19,299,611

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements

March 31, 2011

1. Organization and Business

Graham Alternative Investment Fund I LLC (the “Fund”) was formed on May 16, 2006, commenced operations on August 1, 2006 and is organized as a Delaware Limited Liability Company (“LLC”). The Fund offers investors Class 0 and Class 2 shares of a Blended Strategies Portfolio, and Class 0 and Class 2 shares of a Systematic Strategies Portfolio.  The Fund invests all of its Blended Strategies Portfolio assets dedicated to trading in Graham Alternative Investment Trading LLC (“GAIT”), a Delaware LLC formed on May 16, 2006.  The Fund invests all of its Systematic Strategies Portfolio assets dedicated to trading in Graham Alternative Investment Trading II LLC (“GAIT II”), a Delaware LLC which was formed on July 16, 2008 and commenced operations on January 4, 2009. GAIT and GAIT II (collectively “the GAIT Funds”) invest in various master trading vehicles (“Master Funds”), all of which are managed by Graham Capital Management, L.P. (the “Advisor” or “Manager”).  The Manager is the manager and the sole investment advisor of the GAIT Funds and the Fund. The Manager is registered as a Commodity Pool Operator and Commodity Trading Advisor with the Commodity Futures Trading Commission and is a member of the National Futures Association.  The Fund is registered as a reporting company under the Securities Exchange Act of 1934.

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

Notes to Unaudited Financial Statements (continued)

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

Amounts included in the financial statements and accompanying notes related to March 31, 2011 and 2010 and the three month periods then ended are unaudited. Amounts included herein as of December 31, 2010 have been taken from the December 31, 2010 audited financial statements and accompanying notes of the Fund.

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

At March 31, 2011 and December 31, 2010, the Fund owned 65.53% and 64.92%, respectively of GAIT, and 68.40% and 69.42%, respectively of GAIT II.

Fair Value

The fair value of the assets and liabilities of the Fund, GAIT and GAIT II, which qualify as financial instruments under U.S. GAAP, approximates the carrying amounts presented in the statements of financial condition. Changes in these carrying amounts are included in the statements of operations.

The Fund follows U.S. GAAP for fair value measurements, which defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements.  U.S. GAAP uses a three-level hierarchy for fair value measurement based on the transparency and independence of inputs used in the valuation of an asset or liability as of the measurement date.

Index

Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Fair Value (Continued)

The fair value hierarchy categorizes asset and liability positions into one of three levels, as summarized below, based on the inputs and assumptions used in deriving fair value.

•	Level 1 inputs are unadjusted closing or settlement prices for such assets or liabilities as published by the primary exchange upon which they are traded.

•
Level 2 inputs include quoted prices for similar assets and liabilities obtained from independent brokers and/or market makers in each security. With respect to the Fund’s investments in the GAIT Funds, Level 2 inputs include the net asset value of the underlying fund in which it holds an investment.

•	Level 3 inputs are those which are considered unobservable and are significant in arriving at fair value.

The Fund reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  In accordance with this hierarchy, the Fund’s investments in the GAIT Funds have been classified as a Level 2 valuation.  These investments are discussed in Note 3 of the attached GAIT financial statements.  There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2011 or the twelve months ended December 31, 2010 by the GAIT Funds or Graham Cash Assets LLC, and there were no transfers between Level 1 and Level 2 during those periods.

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

A separate Capital Account is maintained for each Member with respect to each member’s Class of Units. The initial balance of each member’s Capital Account is equal to the initial contribution to the Fund by such Member with respect to the Class to which such Capital Account relates. Each member’s Capital Account is increased by any additional subscription, and decreased by any redemption by such member of Units of such Class to which the Capital Account relates. All income and expenses of the Fund are allocated among the members’ Capital Accounts in proportion to the balance that each Capital Account bears to the balance of all Capital Accounts as of the beginning of such fiscal period.

Index

Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements (continued)

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

Redemption Fees

Class 2 Units are subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Class 0 Units are not subject to a redemption fee. Redemption fees are payable to the Manager upon redemption of Units from the proceeds of such redemption.  Redemption fees of $524 and $7,036 were paid to the Manager for the three months ended March 31, 2011 and 2010, respectively, and are included as redemptions in the statements of changes in members’ capital.

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

Index

Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements (continued)

4. Fees (continued)

Incentive Allocation

At the end of each calendar quarter, the Manager of the GAIT Funds will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of the GAIT Funds, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter.

Brokerage Fees

Each Class of the GAIT Funds other than Class M pays the Manager a brokerage fee (the “Brokerage Fee”) at the annual rate specified in the table below. This Brokerage Fee is payable monthly in arrears and calculated as of the last business day of each month in the same manner as the Advisory Fee.

Class	Annual Rate

Class 0	2%
Class 2	4%

In consideration of the Brokerage Fee, the Manager bears all of the GAIT Funds’ trading commissions (including exchange, clearing and regulatory fees relating to its trades), routine legal expenses, internal and external accounting, audit and tax preparation expenses, fees and expenses of an external or internal administrator, and expenses and costs of printing and mailing reports and notices, together with the costs incurred in connection with the organization of the GAIT Funds and the Fund and the continuous offering of Units. To the extent the GAIT Funds are allocated any of these expenses from the Master Funds in which it invests, the Manager will reimburse the GAIT Funds for those amounts.  These reimbursements are included in commission reimbursements in the GAIT Funds’ statements of operations and managing member allocation.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

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

Index

Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements (continued)

6. Related Party Transactions

The Manager, due to its relationship with its affiliates, may enter into certain related party transactions.

7. Financial Highlights

The following is the per Unit operating performance calculation for the three month periods ended March 31, 2011 and 2010:

	Blended Strategies Portfolio		Systematic Strategies Portfolio
	Class 0	Class 2	Class 0	Class 2
Per share operating performance
Net asset value per unit, December 31, 2009	$135.56	$112.73	$100.59	$99.05
Net loss:
Net investment loss	(1.54)	(1.75)	(1.11)	(1.48)
Net gain (loss) on investments	0.56	0.38	(3.19)	(3.22)
Net loss	(0.98)	(1.37)	(4.30)	(4.70)
Net asset value per unit, March 31, 2010	$134.58	$111.36	$96.29	$94.35

Net asset value per unit, December 31, 2010	$138.96	$113.68	$102.92	$99.72
Net loss:
Net investment loss	(1.27)	(1.57)	(1.05)	(1.50)
Net loss on investments	(0.24)	(0.20)	(1.79)	(1.74)
Net loss	(1.51)	(1.77)	(2.84)	(3.24)
Net asset value per unit, March 31, 2011	$137.45	$111.91	$100.08	$96.48

The following represents ratios to average members’ capital and total return for the three months ended March 31, 2011 and 2010 for the Blended Strategies Portfolio:

	Blended Strategies Portfolio
	Class 0		Class 2
	2011	2010	2011	2010

Total return before Incentive Allocation	(1.08)%	(0.72)%	(1.55)%	(1.22)%
Incentive Allocation	(0.01)	0.00	(0.01)	0.00
Total return after Incentive Allocation	(1.09)%	(0.72)%	(1.56)%	(1.22)%

Net investment loss before Incentive Allocation	(0.90)%	(0.97)%	(1.38)%	(1.49)%
Incentive Allocation	(0.01)	0.00	(0.01)	0.00
Net investment loss after Incentive Allocation	(0.91)%	(0.97)%	(1.39)%	(1.49)%

Total expenses before Incentive Allocation	1.00%	1.25%	1.51%	1.77%
Incentive Allocation	0.01	0.00	0.01	0.00
Total expenses after Incentive Allocation	1.01%	1.25%	1.52%	1.77%

Index

Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements (continued)

7. Financial Highlights (continued)

The following represents ratios to average members’ capital and total return for the three month periods ended March 31, 2011 and 2010 for the Systematic Strategies Portfolio:

	Systematic Strategies Portfolio
	Class 0		Class 2
	2011	2010	2011	2010

Total return before Incentive Allocation	(2.75)%	(4.32)%	(3.24)%	(4.75)%
Incentive Allocation	(0.01)	0.00	(0.01)	0.00
Total return after Incentive Allocation	(2.76)%	(4.32)%	(3.25)%	(4.75)%

Net investment loss before Incentive Allocation	(1.03)%	(0.99)%	(1.52)%	(1.48)%
Incentive Allocation	(0.01)	0.00	(0.01)	0.00
Net investment loss after Incentive Allocation	(1.04)%	(0.99)%	(1.53)%	(1.48)%

Total expenses before Incentive Allocation	1.12%	1.26%	1.64%	1.75%
Incentive Allocation	0.01	0.00	0.01	0.00
Total expenses after Incentive Allocation	1.13%	1.26%	1.65%	1.75%

Total return is calculated for Class 0 and Class 2 Units taken as a whole and has not been annualized. Total return is calculated as the change in total members’ capital adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include amounts from the Fund and amounts allocated from the GAIT Funds. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. The net investment loss and total expense ratios are computed based upon the weighted average of members’ capital for Class 0 and Class 2 Units of the Fund for the three month periods ended March 31, 2011 and 2010.

8.  Subsequent Events

The Fund had subscriptions of approximately $21.5 million and redemptions of approximately $6.0 million through May 16, 2011, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

Index

Graham Alternative Investment Trading LLC

Statements of Financial Condition

	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)
Assets
Investments in Master Funds, at fair value	$80,018,732	$43,910,786
Investment in Graham Cash Assets LLC, at fair value	422,134,782	409,389,656
Commission reimbursements receivable	501,077	278,469
Total assets	$502,654,591	$453,578,911

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$2,858,194	$4,817,403
Accrued brokerage fees	983,124	894,187
Accrued advisory fees	852,305	768,947
Accrued sponsor fees	426,153	384,474
Payable to Master Funds	551	61
Total liabilities	5,120,327	6,865,072

Members’ capital:
Class 0 Units (3,065,466.192 and 2,685,172.128 units issued and outstanding at $137.45 and $138.96 per unit, respectively)	421,354,913	373,121,130
Class 2 Units (672,805.309 and 639,582.657 units issued and outstanding at $111.91 and $113.68 per unit, respectively)	75,295,604	72,710,381
Class M Units (4,671.470 and 4,671.470 units issued and outstanding at $189.18 and $188.88 per unit, respectively)	883,747	882,328
Total members’ capital	497,534,264	446,713,839
Total liabilities and members’ capital	$502,654,591	$453,578,911

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	March 31, 2011 (Unaudited)		December 31, 2010 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$12,093,121	2.43%	$7,603,525	1.70%
Graham Discretionary Energy Trading III LLC	3,980,505	0.80%	1,690,592	0.38%
Graham Energy Focus LLC	6,257,534	1.26%	-	0.00%
Graham Fed Policy Ltd.	7,832,977	1.57%	6,709,637	1.50%
Graham Global Monetary Policy LLC	4,369,033	0.88%	3,566,013	0.80%
Graham K4D Trading Ltd.	44,364,556	8.92%	24,030,670	5.38%
Graham Macro Directional LLC	1,121,006	0.22%	268,357	0.06%
Graham Short Term Global Macro LLC	-	0.00%	41,992	0.01%
Total investments in Master Funds	$80,018,732	16.08%	$43,910,786	9.83%

See accompanying notes.

Index

 Graham Alternative Investment Trading LLC

Statements of Operations and Managing Member Allocation

	Three Months Ended March 31,
	2011 (Unaudited)	2010 (Unaudited)
Net (loss) gain allocated from investments in Master Funds:
Net realized gain (loss) on investments	$3,418,594	$(5,419,425)
Net (decrease) increase in unrealized appreciation on investments	(3,764,589)	6,838,336
Brokerage commissions and fees	(1,250,077)	(496,264)
Net (loss) gain allocated from investments in Master Funds	(1,596,072)	922,647

Net investment loss allocated from investments in Master Funds	(17,371)	(11,175)

Investment income:
Interest income	515,146	415,495

Expenses:
Brokerage fees	2,801,106	1,786,293
Advisory fees	2,420,953	1,521,144
Sponsor fees	1,210,476	760,572
Interest and other	4,557	4,747
Commission reimbursements	(1,250,077)	(496,264)
Total expenses	5,187,015	3,576,492
Net investment loss of the Fund	(4,671,869)	(3,160,997)

Net loss	(6,285,312)	(2,249,525)

Incentive allocation	(10,086)	-

Net loss available for pro-rata allocation to all members	$(6,295,398)	$(2,249,525)

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Statements of Changes in Members’ Capital

For the three months ended March 31, 2011 (unaudited) and 2010 (unaudited)

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2009	1,851,259.271	$250,952,480	462,314.824	$52,116,241	4,671.470	$813,191	$303,881,912
Subscriptions	151,028.659	20,005,694	45,915.276	5,069,594	–	–	25,075,288
Redemptions	(36,152.265)	(4,733,057)	(12,948.251)	(1,406,910)	–	–	(6,139,967)
Incentive allocation	–	–	–	–	–	–	–
Net (loss) income	–	(1,629,259)	–	(624,416)	–	4,150	(2,249,525)
Members’ capital, March 31, 2010	1,966,135.665	$264,595,858	495,281.849	$55,154,509	4,671.470	$817,341	$320,567,708

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2010	2,685,172.128	$373,121,130	639,582.657	$72,710,381	4,671.470	$882,328	$446,713,839
Subscriptions	408,198.569	57,181,643	56,759.804	6,490,664	–	–	63,672,307
Redemptions	(27,904.505)	(3,886,994)	(23,537.152)	(2,669,490)	–	(10,086)	(6,566,570)
Incentive allocation	–	(6,683)	–	(3,403)	–	10,086	–
Net (loss) income	–	(5,054,183)	–	(1,232,548)	–	1,419	(6,285,312)
Members’ capital, March 31, 2011	3,065,466.192	$421,354,913	672,805.309	$75,295,604	4,671.470	$883,747	$497,534,264

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Statements of Cash Flows

	Three Months Ended March 31,
	2011 (Unaudited)	2010 (Unaudited)
Cash flows used in operating activities
Net loss	$(6,285,312)	$(2,249,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss (income) allocated from investment in Master Funds	1,613,443	(911,472)
Net income allocated from investment in Graham Cash Assets LLC	(515,146)	(415,495)
Proceeds from sale of investments in Master Funds	191,380,309	63,389,546
Proceeds from sale of investments in Graham Cash Assets LLC	169,852,202	62,539,001
Investments in Master Funds	(229,101,208)	(81,902,881)
Investments in Graham Cash Assets LLC	(182,082,182)	(58,473,000)
Changes in assets and liabilities:
Commission reimbursements receivable	(222,608)	(68,668)
Accrued brokerage fees	88,937	31,778
Accrued advisory fees	83,358	26,922
Accrued sponsor fees	41,679	13,461
Net cash used in operating activities	(55,146,528)	(18,020,333)

Cash flows provided by financing activities
Subscriptions	63,672,307	25,075,288
Redemptions	(8,525,779)	(7,054,071)
Net cash provided by financing activities	55,146,528	18,021,217

Net increase in cash and cash equivalents	-	884

Cash and cash equivalents, beginning of period	-	49
Cash and cash equivalents, end of period	$-	$933

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

March 31, 2011

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

Amounts included in the financial statements and accompanying notes related to March 31, 2011 and 2010 and the three month periods then ended are unaudited. Amounts included herein as of December 31, 2010 have been taken from the December 31, 2010 audited financial statements and accompanying notes of the Fund.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

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

•	Level 1 inputs are unadjusted closing or settlement prices for such assets or liabilities as published by the primary exchange upon which they are traded.

•
Level 2 inputs include quoted prices for similar assets and liabilities obtained from independent brokers and/or market makers in each security. With respect to GAIT’s investments in the other funds managed by the Manager, Level 2 inputs include the net asset value of the underlying fund in which it holds an investment.

•	Level 3 inputs are those which are considered unobservable and are significant in arriving at fair value.

GAIT reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  In accordance with this hierarchy, GAIT’s investments in Master Funds and Graham Cash Assets LLC (“GCA”) have been classified as Level 2.  These investments are discussed in Note 3. There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2011 or the twelve months ended December 31, 2010 by the Master Funds or GCA, and there were no transfers between Level 1 and Level 2 during those periods.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

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

Futures Contracts

The Master Funds use futures contracts in an attempt to take advantage of changes in the value of equities, commodities, interest rates, bonds and foreign currencies.  Futures contracts are valued based upon the closing price as of the valuation date established by the primary exchange upon which they are traded.

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

Notes to Unaudited Financial Statements (continued)

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

Exchange traded forward contracts are valued based upon the settlement prices as of the valuation date, established by the primary exchange upon which they are traded.  All other forward contracts are valued based upon a forward curve constructed using independently quoted forward points.

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

Exchange traded swaps are valued based upon the closing prices established by the primary exchange upon which they are traded.  Total return swaps are valued based upon the exchange published settlement price of the underlying.  During the term of the swaps, changes in value are recognized as unrealized gains or losses by marking the contracts to fair value.  Additionally, the Master Funds record a realized gain (loss) when a swap contract is terminated and when periodic payments are received or made at the end of each measurement period, but prior to termination.  The Master Funds determine the estimated fair value of all swaps in accordance with U.S. GAAP.

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

Notes to Unaudited Financial Statements (continued)

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

Exchange traded options are valued based upon the settlement prices published as of the valuation date by the principal exchange upon which they are traded.  In the absence of an exchange published settlement price, the option will be valued using the last reported sales price reported on the exchange for the valuation date.  Over-the-counter options and exchange traded options with no reported sales price on the valuation date will generally be valued at the average of last reported bid and offer quotes from independent brokers or from the exchange, respectively.

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

3. Investments in Master Funds

As of March 31, 2011 and December 31, 2010, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members’ capital are individually identified, while smaller investments are aggregated under the caption “Other Master Funds.”  The number of Master Funds included in each aggregated category is disclosed parenthetically next to each name.  All of the Master Funds and GAIT are related parties.   The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

March 31, 2011
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (three months then ended)

Graham K4D Trading Ltd. – (a)	8.92%	$44,364,556	$(6,490,761)
Other Master Funds (7) – (b) (c) (d) (e)	7.16%	35,654,176	4,877,318
	16.08%	$80,018,732	$(1,613,443)

December 31, 2010
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (three months ended March 31, 2010)

Graham K4D Trading Ltd. – (a)	5.38%	$24,030,670	$(4,673,263)
Other Master Funds (7) – (b) (c) (d) (e)	4.45%	19,880,116	5,584,735
	9.83%	$43,910,786	$911,472

(a) – Systematic Macro (b) – Fixed Income (c) – Global Macro (d) – Energy Related (e) – Commodities

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of March 31, 2011:

	Graham Commodity Strategies LLC (Delaware)	Graham Discretionary Energy Trading III LLC (Delaware)	Graham Energy Focus LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)
Assets:
Due from brokers	$71,788,618	$-	$17,984,242	$25,147,965	$32,252,617	$288,833,860	$4,762,663
Options, at fair value	-	11,794,000	15,045,300	46,076,251	427,005	-	-
Derivative financial instruments, at fair value	11,551,256	25,885,509	-	10,117,976	3,767,638	52,072,797	255,550
Subscriptions receivable	-	-	7	-	239	405	-
Interest receivable	-	-	-	-	3,341	20,997	109
Total assets	83,339,874	37,679,509	33,029,549	81,342,192	36,450,840	340,928,059	5,018,322

Liabilities:
Options, at fair value	-	100,000	5,998,200	36,226,853	50,000	-	-
Derivative financial instruments, at fair value	-	-	3,679,198	-	-	1,544,291	-
Due to brokers	-	13,764,783	-	-	409,325	-	-
Redemptions payable	-	-	7	142	120	405	-
Total liabilities	-	13,864,783	9,677,405	36,226,995	459,445	1,544,696	-
Net assets	$83,339,874	$23,814,726	$23,352,144	$45,115,197	$35,991,395	$339,383,363	$5,018,322

Percentage of Master Fund held by the Fund	14.51%	16.71%	26.80%	17.36%	12.14%	13.07%	22.34%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2011.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC
Long contracts
Futures
Brent Crude Penultimate Financial December 2011	897	$14,556,190	17.47%
Brent Crude Penultimate Financial June 2012	200	5,788,000	6.95%
Brent Crude June 2012	850	5,968,500	7.16%
Other Brent Crude May 2011 - December 2011	1,676	2,629,740	3.16%
Heating Oil November 2011	1,000	9,021,600	10.82%
Heating Oil January 2012	1,000	8,748,600	10.50%
LME Aluminum May 2011	40	135,000	0.16%
LME Aluminum June 2011	6,920	11,234,456	13.48%
Wheat July 2011	914	6,952,850	8.34%
Other Wheat May 2011 - December 2011	2,517	3,200,275	3.84%
WTI Crude June 2011	2,757	7,153,420	8.58%
WTI Crude July 2011	951	4,741,680	5.69%
WTI Crude December 2012	2,225	7,651,870	9.18%
WTI Crude December 2013	300	400,250	0.48%
Other commodity		15,148,941	18.18%
Total futures		103,331,372	123.99%

Swaps
Gasoline December 2011	27	7,917,750	9.50%
Total swaps		7,917,750	9.50%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2011.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC (continued)
Short contracts
Futures
Brent Crude Penultimate Financial December 2012	(1,097)	$(16,933,990)	(20.32)%
Brent Crude Penultimate Financial June 2011	(3)	(115,320)	(0.14)%
Brent Crude Oil June 2011	(847)	(6,031,620)	(7.24)%
Other Brent Crude Oil December 2012 - December 2013	(1,413)	(1,964,360)	(2.36)%
Gas Oil June 2012	(1,140)	(7,275,650)	(8.73)%
Gas Oil December 2011	(220)	(267,850)	(0.32)%
Heating Oil December 2011	(2,000)	(17,728,200)	(21.28)%
Other Heating Oil May 2011 - June 2011	(553)	(89,002)	(0.11)%
LME Aluminum May 2011	(40)	(133,000)	(0.16)%
LME Aluminum June 2011	(6,884)	(13,336,656)	(16.00)%
WTI Crude May 2011	(3,449)	(8,891,490)	(10.67)%
WTI Crude December 2011	(1,955)	(6,916,940)	(8.30)%
Other commodity		(12,892,538)	(15.46)%
Total futures		(92,576,616)	(111.09)%

Swaps
Gasoline June 2012	(27)	(7,121,250)	(8.54)%
Total swaps		(7,121,250)	(8.54)%

Total		$11,551,256	13.86%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2011.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Discretionary Energy Trading III LLC
Long contracts
Futures
Brent Crude May 2011 - June 2012	2,453	$2,973,070	12.48%
Globex Crude Oil June 2011	75	1,743,000	7.32%
Globex Crude Oil December 2011	500	11,505,000	48.31%
Globex RBOB Gasoline June 2011	675	12,729,150	53.46%
Heating Oil May 2011	600	5,061,706	21.25%
Heating Oil July 2011	500	7,610,459	31.96%
Heating Oil December 2012	801	1,665,917	7.00%
Heating Oil June 2011	504	586,496	2.46%
WTI Crude July 2011	500	3,960,000	16.63%
WTI Crude December 2011	250	1,737,100	7.29%
WTI Crude June 2011	1,202	3,692,180	15.51%
Other commodity		(298,939)	(1.26)%
Total futures		52,965,139	222.41%

Options
Crude Oil Future May 2011, $106.50 Put	500	1,245,000	5.23%
Crude Oil Future May 2011, $95.00 Put	1,800	270,000	1.13%
Crude Oil Future May 2011, $110.00 Call	500	690,000	2.90%
Crude Oil Future Calendar Spread, July 2011 – December 2011, $0.10 - $1.00 Put	24,000	6,350,000	26.66%
Natural Gas October 2011, $4.50 Call	500	2,641,000	11.09%
Natural Gas May 2011, $4.50 Call	500	598,000	2.51%
Total options		11,794,000	49.52%

Swaps
Natural Gas April 2012	8,800	1,700,000	7.14%
Other Natural Gas November 2011 – January 2012	2,572	398,430	1.67%
Total swaps		2,098,430	8.81%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2011.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Discretionary Energy Trading III LLC (continued)
Short contracts
Futures
Brent Crude September 2011	(1,000)	$(2,187,980)	(9.19)%
Brent Crude December 2011	(1,277)	(3,481,320)	(14.62)%
Globex Heating Oil June 2011	(750)	(12,058,200)	(50.63)%
Heating Oil June 2012	(801)	(1,663,733)	(6.99)%
Other Heating Oil November 2011 - January 2012	(800)	(2,264,220)	(9.51)%
WTI Crude ICE December 2011	(250)	(2,037,500)	(8.55)%
WTI Crude ICE May 2011 – December 2012	(731)	(1,542,200)	(6.48)%
Other commodity		(353,677)	(1.48)%
Total futures		(25,588,830)	(107.45)%

Options
Commodity		(100,000)	(0.42)%
Total options		(100,000)	(0.42)%

Swaps
Natural Gas October 2011	(11,048)	(3,589,230)	(15.07)%
Total swaps		(3,589,230)	(15.07)%

Total		$37,579,509	157.80%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2011.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Energy Focus LLC
Long contracts
Futures
Natural Gas October 2011 - April 2013	1,861	$1,520,340	6.51%
WTI Crude ICE May 2011 - December 2012	272	2,285,020	9.79%
Other commodity		750,202	3.21%
Total futures		4,555,562	19.51%

Options
Natural Gas October 2011, $4.50 Call	400	2,112,800	9.05%
Natural Gas May 2011 - March 2012, $3.95 - $4.80 Call	1,400	6,822,100	29.21%
Natural May 2011 - October 2012, $3.50 - $4.80 Put	2,650	6,110,400	26.17%
Total options		15,045,300	64.43%

Swaps
Natural Gas October 2011	3,445	1,237,600	5.30%
Natural Gas January 2012	7,454	1,636,500	7.01%
Natural Gas February 2012	1,740	1,199,585	5.14%
Other Natural Gas May 2011 - December 2013	8,791	3,350,173	14.34%
Total swaps		7,423,858	31.79%

Short contracts
Futures
Natural Gas July 2011	(1,868)	(2,175,170)	(9.31)%
Natural Gas January 2012	(2,629)	(6,252,790)	(26.78)%
Other Natural Gas May 2011 - December 2012	(932)	(2,678,220)	(11.46)%
Other commodity		(1,792,483)	(7.68)%
Total futures		(12,898,663)	(55.23)%

Options
Natural Gas May 2011 - October 2011, $4.15 - $5.50 Call	(3,500)	(4,287,050)	(18.36)%
Natural Gas May 2011 - March 2012, $4.00 - $4.25 Call	(1,350)	(1,681,150)	(7.20)%
Other commodity		(30,000)	(0.13)%
Total options		(5,998,200)	(25.69)%

Swaps
Natural Gas November 2011	(2,030)	(1,968,250)	(8.43)%
Other Natural Gas May 2011 – December 2013	(7,308)	(791,705)	(3.39)%
Total swaps		(2,759,955)	(11.82)%

Total		$5,367,902	22.99%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2011.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Fed Policy Ltd.
Long contracts
Futures
30 Day Fed Fund August 2011	7,848	$2,528,619	5.61%
Other 30 Day Fed Fund April 2011 - June 2012	26,317	7,071,462	15.67%
Total futures		9,600,081	21.28%

Options
Eurodollar futures March 2012, $98.63 Put	20,000	6,875,000	15.24%
Eurodollar futures March 2012, $99.38 Put	20,000	18,625,000	41.29%
30 Day Fed Fund futures June 2011, $99.81 Call	9,188	2,297,182	5.09%
30 Day Fed Fund futures April 2011 - December 2011, $99.75 - $99.81 Call	57,419	11,396,904	25.26%
30 Day Fed Fund futures September 2011, $99.88 Put	12,100	3,781,552	8.38%
30 Day Fed Fund futures April 2011 - October 2011, $99.75 - $99.88 Put	26,335	3,100,613	6.87%
Total options		46,076,251	102.13%

Short contracts
Futures
Interest rate		517,895	1.15%
Total futures		517,895	1.15%

Options
Eurodollar futures March 2012, $98.75 Put	(20,000)	(8,125,000)	(18.01)%
Eurodollar futures March 2012, $99.25 Put	(20,000)	(15,875,000)	(35.19)%
30 Day Fed Fund futures September 2011, $99.81 Put	(24,200)	(4,033,655)	(8.94)%
30 Day Fed Fund futures April 2011 - December 2011, $99.88 - $99.94 Call	(139,812)	(4,831,992)	(10.71)%
30 Day Fed Fund futures July 2011 - December 2011, $99.75 - $99.81 Put	(27,650)	(3,361,206)	(7.45)%
Total options		(36,226,853)	(80.30)%

Total		$19,967,374	44.26%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2011.

Description	Principal Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham Global Monetary Policy LLC
Long contracts
Futures
Commodity		$1,613,130	4.48%
Interest rate		1,172,679	3.26%
Total futures		2,785,809	7.74%

Options
Commodity		345,000	0.96%
Foreign currency		82,005	0.23%
Total options		427,005	1.19%

Forwards
Chinese Yuan / U.S. Dollar 06/17/2011	CNY 338,000,000	1,870,722	5.20%
Korean Won / U.S. Dollar 04/18/2011	KRW 85,155,500,000	2,164,219	6.01%
Other foreign currency		1,641,681	4.56%
Total forwards		5,676,622	15.77%

Short contracts
Futures
U.S. bond		(323,187)	(0.90)%
Foreign bond		128,741	0.36%
Commodity		(551,860)	(1.53)%
Interest rate		(7,374)	(0.02)%
Total futures		(753,680)	(2.09)%

Options
Commodity		(50,000)	(0.14)%
Total options		(50,000)	(0.14)%

Forwards
Foreign currency		(3,941,113)	(10.95)%
Total forwards		(3,941,113)	(10.95)%

Total		$4,144,643	11.52%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2011.

Description	Principal Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Long contracts
Futures
U.S. bond		$(1,693,870)	(0.50)%
Foreign bond		1,076,899	0.32%
U.S. index		8,356,229	2.46%
Foreign index		6,955,415	2.05%
Commodity		25,056,183	7.38%
Interest rate		(958,759)	(0.28)%
Currency		4,703,445	1.39%
Total futures		43,495,452	12.82%

Forwards
Australian Dollar / U.S. Dollar 04/20/11	AUD 2,270,409,210	69,879,791	20.59%
Canadian Dollar / U.S. Dollar 04/20/11	CAD 2,993,928,486	26,032,783	7.67%
Euro / Japanese Yen 04/20/11	EUR 722,878,081	31,067,277	9.15%
Euro / U.S. Dollar 04/20/11	EUR 2,425,359,120	44,098,568	12.99%
Japanese Yen / U.S. Dollar 04/20/11	JPY 265,224,580,054	(56,456,018)	(16.63)%
New Zealand Dollar / U.S. Dollar 04/20/11	NZD 848,309,198	21,101,112	6.22%
Other foreign currency		82,745,920	24.38%
Total forwards		218,469,433	64.37%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2011.

Description	Principal Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Short contracts
Futures
U.S. bond		$393,672	0.12%
Foreign bond		12,829,370	3.77%
Foreign index		(6,392,370)	(1.88)%
Commodity		(4,114,279)	(1.21)%
Interest rate		5,053,667	1.49%
Currency		807,195	0.24%
Total futures		8,577,255	2.53%

Forwards
Australian Dollar / U.S. Dollar 04/20/11	AUD (1,943,684,931)	(62,352,863)	(18.37)%
Canadian Dollar / U.S. Dollar 04/20/11	CAD (2,566,882,066)	(33,800,932)	(9.96)%
Euro / Japanese Yen 04/20/11	EUR (644,173,895)	(29,021,433)	(8.55)%
Euro / U.S. Dollar 04/20/11	EUR (2,227,734,366)	(44,146,754)	(13.01)%
Japanese Yen / U.S. Dollar 04/20/11	JPY (255,219,960,505)	54,118,737	15.95%
New Zealand Dollar / U.S. Dollar 04/20/11	NZD (896,997,648)	(24,523,202)	(7.23)%
Other foreign currency		(80,287,277)	(23.66)%
Total forwards		(220,013,724)	(64.83)%

Total		$50,528,506	14.89%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2011.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Macro Directional LLC
Long contracts
Futures
Gold June 2011	150	$293,050	5.84%
U.S. index		(37,500)	(0.75)%
Total futures		255,550	5.09%

Total		$255,550	5.09%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of March 31, 2011:

	Graham Commodity Strategies LLC	Graham Discretionary Energy Trading III LLC	Graham Energy Focus LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC
Long Contracts
Level 1:
U.S. bond futures	$-	$-	$-	$-	$-	$(1,693,870)	$-
Foreign bond futures	-	-	-	-	-	1,076,899	-
U.S. index futures	-	-	-	-	-	8,356,229	(37,500)
Foreign index futures	-	-	-	-	-	6,955,415	-
Commodity futures	103,331,372	52,965,139	4,555,562	-	1,613,130	25,056,183	293,050
Commodity futures options	-	11,794,000	15,045,300	-	345,000	-	-
Commodity swaps	7,917,750	2,098,430	7,423,858	-	-	-	-
Interest rate futures	-	-	-	9,600,081	1,172,679	(958,759)	-
Interest rate futures options	-	-	-	46,076,251	-	-	-
Currency futures	-	-	-	-	-	4,703,445	-
Total Level 1	111,249,122	66,857,569	27,024,720	55,676,332	3,130,809	43,495,542	255,550

Level 2:
Foreign currency forwards	-	-	-	-	5,676,622	218,469,433	-
Foreign currency forwards options	-	-	-	-	82,005	-	-
Total Level 2	-	-	-	-	5,758,627	218,469,433	-
Total long contracts	$111,249,122	$66,857,569	$27,024,720	$55,676,332	$8,889,436	$261,964,975	$255,550

Short Contracts
Level 1:
U.S. bond futures	$-	$-	$-	$-	$(323,187)	$393,672	$-
Foreign bond futures	-	-	-	-	128,741	12,829,370	-
Foreign index futures	-	-	-	-	-	(6,392,370)	-
Commodity futures	(92,576,616)	(25,588,830)	(12,898,663)	-	(551,860)	(4,114,279)	-
Commodity futures options	-	(100,000)	(5,998,200)	-	(50,000)	-	-
Commodity swaps	(7,121,250)	(3,589,230)	(2,759,955)	-	-	-	-
Interest rate futures	-	-	-	517,895	(7,374)	5,053,667	-
Interest rate futures options	-	-	-	(36,226,853)	-	-	-
Currency futures	-	-	-	-	-	807,195	-
Total Level 1	(99,697,866)	(29,278,060)	(21,656,818)	(35,708,958)	(803,680)	8,577,255	-

Level 2:
Foreign currency forwards	-	-	-	-	(3,941,113)	(220,013,724)	-
Total Level 2	-	-	-	-	(3,941,113)	(220,013,724)	-
Total short contracts	$(99,697,866)	$(29,278,060)	$(21,656,818)	$(35,708,958)	$(4,744,793)	$(211,436,469)	$-

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at March 31, 2011 categorized by primary underlying risk.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting. Amounts presented below as collateral balances supporting all derivative positions are included in due from / (to) brokers on the respective Master Fund’s statement of financial position.

	Graham Commodity Strategies LLC						Graham Discretionary Energy Trading III LLC
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$3,125,470,679	39,677	$(2,776,326,546)	(37,009)	$112,336,594	$(101,581,838)	$1,095,037,792	37,955	$(931,009,729)	(9,460)	$56,270,758	$(28,894,449)
Swaps	26,777,250	27	(26,514,000)	(27)	7,917,750	(7,121,250)	138,594,740	11,372	(127,521,540)	(11,048)	2,300,000	(3,790,800)
	3,152,247,929	39,704	(2,802,840,546)	(37,036)	120,254,344	(108,703,088)	1,233,632,532	49,327	(1,058,531,269)	(20,508)	58,570,758	(32,685,249)

Equity price
Futures	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-	-	-

Foreign currency exchange rate
Futures	-	-	-	-	-	-	-	-	-	-	-	-
Forwards	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-	-	-

Interest rate
Futures	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-	-	-
Total	$3,152,247,929	39,704	$(2,802,840,546)	(37,036)	$120,254,344	$(108,703,088)	$1,233,632,532	49,327	$(1,058,531,269)	(20,508)	$58,570,758	$(32,685,249)

Collateral balances supporting all derivative positions						$71,788,618						$(13,764,783)

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at March 31, 2011 categorized by primary underlying risk.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting. Amounts presented below as collateral balances supporting all derivative positions are included in due from / (to) brokers on the respective Master Fund’s statement of financial position.

	Graham Energy Focus LLC						Graham Fed Policy Ltd.
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$186,982,608	10,116	$(333,793,798)	(11,913)	$4,893,505	$(13,236,606)	$-	-	$-	-	$-	$-
Swaps	263,191,915	21,430	(114,490,450)	(9,338)	7,936,763	(3,272,860)	-	-	-	-	-	-
	450,174,523	31,546	(448,284,248)	(21,251)	12,830,268	(16,509,466)	-	-	-	-	-	-

Equity price
Futures	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-	-	-

Foreign currency exchange rate
Futures	-	-	-	-	-	-	-	-	-	-	-	-
Forwards	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-	-	-

Interest rate
Futures	-	-	-	-	-	-	14,213,286,597	34,165	(713,690,966)	(1,722)	10,466,254	(348,278)
	-	-	-	-	-	-	14,213,286,597	34,165	(713,690,966)	(1,722)	10,466,254	(348,278)
Total	$450,174,523	31,546	$(448,284,248)	(21,251)	$12,830,268	$(16,509,466)	$14,213,286,597	34,165	$(713,690,966)	(1,722)	$10,466,254	$(348,278)

Collateral balances supporting all derivative positions						$17,984,242						$25,147,965

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at March 31, 2011 categorized by primary underlying risk.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting. Amounts presented below as collateral balances supporting all derivative positions are included in due from / (to) brokers on the respective Master Fund’s statement of financial position.

	Graham Global Monetary Policy LLC						Graham K4D Trading Ltd.
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$103,187,500	1,700	$(54,108,000)	(1,450)	$1,761,270	$(700,000)	$1,216,608,649	14,239	$(237,850,835)	(3,751)	$33,002,810	$(12,060,906)
	103,187,500	1,700	(54,108,000)	(1,450)	1,761,270	(700,000)	1,216,608,649	14,239	(237,850,835)	(3,751)	33,002,810	(12,060,906)

Equity price
Futures	-	-	-	-	-	-	780,831,862	11,792	(174,585,658)	(1,691)	17,713,871	(8,794,597)
	-	-	-	-	-	-	780,831,862	11,792	(174,585,658)	(1,691)	17,713,871	(8,794,597)

Foreign currency exchange rate
Futures	-	-	-	-	-	-	305,790,215	2,727	(221,066,583)	(2,632)	6,391,645	(881,005)
Forwards	1,931,095	-	(1,679,020)	-	2,199,243	(463,734)	64,401,562	-	(62,576,740)	-	61,240,470	(62,784,761)
	1,931,095	-	(1,679,020)	-	2,199,243	(463,734)	370,191,777	2,727	(283,643,323)	(2,632)	67,632,115	(63,665,766)

Interest rate
Futures	1,246,474,710	3,000	(2,054,868,630)	(9,804)	1,692,294	(721,435)	6,684,174,178	25,793	(12,480,888,254)	(48,233)	23,293,117	(6,592,138)
	1,246,474,710	3,000	(2,054,868,630)	(9,804)	1,692,294	(721,435)	6,684,174,178	25,793	(12,480,888,254)	(48,233)	23,293,117	(6,592,138)
Total	$1,351,593,305	4,700	$(2,110,655,650)	(11,254)	$5,652,807	$(1,885,169)	$9,051,806,466	54,551	$(13,176,968,070)	(56,307)	$141,641,913	$(91,113,407)

Collateral balances supporting all derivative positions						$31,843,292						$288,833,860

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at March 31, 2011 categorized by primary underlying risk.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting. Amounts presented below as collateral balances supporting all derivative positions are included in due from / (to) brokers on the respective Master Fund’s statement of financial position.

	Graham Macro Directional LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$21,598,500	150	$-	-	$293,050	$-
	21,598,500	150	-	-	293,050	-

Equity price
Futures	19,815,000	300	-	-	-	(37,500)
	19,815,000	300	-	-	-	(37,500)

Foreign currency exchange rate
Futures	-	-	-	-	-	-
Forwards	-	-	-	-	-	-
	-	-	-	-	-	-

Interest rate
Futures	-	-	-	-	-	-
	-	-	-	-	-	-
Total	$41,413,500	450	$-	-	$293,050	$(37,500)

Collateral balances supporting all derivative positions						$4,762,663

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended March 31, 2011:

	Graham Commodity Strategies LLC (Delaware)	Graham Discretionary Energy Trading III LLC (Delaware)	Graham Energy Focus LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)	Graham Short Term Global Macro LLC (Delaware)

Net investment income (loss)	$(4,480)	$968	$(8,821)	$(1,120)	$(28,130)	$(83,866)	$(557)	$1,186

Net realized gain (loss) on investments	70,342,613	561,787	(3,932,204)	15,588,830	20,968,150	(47,163,832)	(21,781,890)	3,960,455
Net increase (decrease) in appreciation on investments	(25,420,622)	3,834,874	(2,102,378)	(1,353,759)	3,743,874	5,253,462	279,691	(1,898,136)
Brokerage commissions and fees	(1,833,702)	(850,714)	(386,480)	(584,561)	(713,576)	(3,291,928)	(318,998)	(548,562)
Net gain (loss) on investments	43,088,289	3,545,947	(6,421,062)	13,650,510	23,998,448	(45,202,298)	(21,821,197)	1,513,757
Net income (loss)	$43,083,809	$3,546,915	$(6,429,883)	$13,649,390	$23,970,318	$(45,286,164)	$(21,821,754)	$1,514,943

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net gain (loss) on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended March 31, 2011:

	Graham Commodity Strategies LLC	Graham Discretionary Energy Trading III LLC	Graham Energy Focus LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC	Graham Short Term Global Macro LLC
Commodity price
Futures	$44,631,741	$7,266,514	$(11,350,526)	$9,566,143	$5,797,601	$44,811,512	$(634,480)	$3,852,769
Options	-	(3,803,688)	3,005,179	-	207,880	-	-	(223,490)
Swaps	290,250	933,835	2,310,765	-	-	-	-	-
	44,921,991	4,396,661	(6,034,582)	9,566,143	6,005,481	44,811,512	(634,480)	3,629,279
Equity price
Futures	-	-	-	-	(4,947,186)	(40,301,211)	(301,661)	1,134,945
Options	-	-	-	-	-	-	-	(427,187)
	-	-	-	-	(4,947,186)	(40,301,211)	(301,661)	707,758
Foreign currency exchange rate
Futures	-	-	-	-	-	(5,461,945)	-	-
Forwards	-	-	-	-	41,508,124	(24,055,983)	(12,277,803)	5,706,028
Options	-	-	-	-	(12,578,583)	-	-	(7,400,670)
	-	-	-	-	28,929,541	(29,517,928)	(12,277,803)	(1,694,642)
Interest rate
Bonds	-	-	-	-	-	-	-	-
Futures	-	-	-	7,646,707	(4,830,499)	(16,902,743)	(8,288,255)	(580,076)
Options	-	-	-	(2,977,779)	(445,313)	-	-	-
	-	-	-	4,668,928	(5,275,812)	(16,902,743)	(8,288,255)	(580,076)
Total	$44,921,991	$4,396,661	$(6,034,582)	$14,235,071	$24,712,024	$(41,910,370)	$(21,502,199)	$2,062,319

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of December 31, 2010:

	Graham Commodity Strategies LLC (Delaware)	Graham Discretionary Energy Trading III LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)	Graham Short Term Global Macro LLC (Delaware)
Assets:
Due from brokers	$14,527,187	$-	$23,563,039	$42,869,239	$135,887,098	$1,286,040	$246,023
Options, at fair value	-	2,165,000	15,955,481	603,151	-	-	47,256
Derivative financial instruments, at fair value	36,971,878	16,379,776	11,613,647	-	45,743,328	173,923	-
Subscriptions receivable	-	-	1,739	340	-	-	-
Interest receivable	-	-	-	3,056	9,100	113	-
Total assets	51,499,065	18,544,776	51,133,906	43,475,786	181,639,526	1,460,076	293,279

Liabilities:
Options, at fair value	-	182,500	3,958,218	-	-	-	-
Derivative financial instruments, at fair value	-	-	-	3,185,389	-	-	105,751
Due to brokers	-	6,241,250	-	530,100	-	-	41,070
Redemptions payable	-	-	-	220	-	-	-
Total liabilities	-	6,423,750	3,958,218	3,715,709	-	-	146,821
Net assets	$51,499,065	$12,121,026	$47,175,688	$39,760,077	$181,639,526	$1,460,076	$146,458

Percentage of Master Fund held by the Fund	14.76%	13.95%	14.22%	8.97%	13.23%	18.38%	28.67%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2010.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC
Long contracts
Futures
Brent Crude Penultimate Financial December 2011	1,095	$14,633,650	28.42%
Brent Crude Penultimate Financial June 2012	200	2,036,000	3.95%
Other Brent Crude December 2011 - June 2011	1,277	3,601,460	6.99%
Coffee March 2011	396	4,360,950	8.47%
Corn July 2011	3,991	18,055,400	35.06%
Corn December 2011	48	153,788	0.30%
Heating Oil March 2011	527	5,647,421	10.97%
Other Heating Oil February 2011 - June 2011	397	264,810	0.51%
LME Aluminum March 2011	1,590	2,988,131	5.80%
LME Aluminum January 2011	723	2,143,550	4.16%
LME Copper January 2011	172	2,952,825	5.73%
LME Copper March 2011	359	2,598,425	5.05%
LME Lead January 2011	511	3,757,844	7.30%
LME Lead March 2011	315	641,800	1.25%
LME Zinc March 2011	1,566	4,704,131	9.13%
LME Zinc January 2011	633	2,228,906	4.33%
Soybean July 2011	613	4,537,487	8.81%
Soybean November 2011	102	280,350	0.54%
Wheat July 2011	1,414	7,393,413	14.36%
Wheat March 2011	1,044	5,075,512	9.86%
Other Wheat May 2011 - December 2011	1,676	4,151,525	8.06%
WTI Crude April 2011	2,180	4,866,480	9.45%
WTI Crude December 2012	2,529	18,709,570	36.33%
Other commodity		10,047,962	19.51%
Total futures		125,831,390	244.34%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

 3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2010.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC (continued)
Short contracts
Futures
Brent Crude Penultimate Financial December 2012	(1,295)	$(13,292,950)	(25.81)%
Brent Crude Penultimate Financial June 2011	(3)	(49,020)	(0.10)%
Brent Crude December 2012	(1,143)	(5,592,330)	(10.86)%
Coffee May 2011	(338)	(4,695,019)	(9.12)%
Corn March 2011	(3,625)	(9,012,475)	(17.50)%
Gas Oil March 2011	(646)	(3,626,950)	(7.04)%
Gas Oil January 2011 - June 2012	(53)	(108,375)	(0.22)%
LME Aluminum January 2011 - March 2011	(2,207)	(3,806,831)	(7.39)%
LME Copper January 2011	(173)	(2,962,525)	(5.75)%
LME Copper March 2011	(327)	(2,328,450)	(4.52)%
LME Lead January 2011 - March 2011	(826)	(3,205,319)	(6.22)%
LME Zinc January 2011	(634)	(4,078,794)	(7.92)%
LME Zinc March 2011	(1,494)	(5,237,125)	(10.17)%
Wheat July 2011	(2,459)	(5,308,537)	(10.31)%
Wheat March 2011	(688)	(4,981,550)	(9.67)%
Wheat May 2011	(795)	(849,025)	(1.65)%
WTI Crude February 2011	(2,758)	(5,155,560)	(10.01)%
WTI Crude December 2011	(1,829)	(7,981,680)	(15.50)%
Other commodity		(6,586,997)	(12.79)%
Total futures		(88,859,512)	(172.55)%

Total		$36,971,878	71.79%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2010.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Discretionary Energy Trading III LLC
Long contracts
Futures
Brent Crude February 2011	330	$977,500	8.07%
Brent Crude April 2011	330	974,400	8.04%
Gasoline RBOB February 2011 – June 2011	1,025	7,896,193	65.14%
Globex RBOB Gasoline June 2011	475	2,643,060	21.81%
Globex Crude Oil June 2011	75	733,500	6.05%
Globex Crude Oil December 2011	500	4,600,000	37.95%
Heating Oil December 2011	1,650	14,407,478	118.86%
Heating Oil August 2011	500	412,012	3.40%
Natural Gas October 2011	721	1,138,980	9.40%
Other commodity		594,381	4.90%
Total futures		34,377,504	283.62%

Options
Crude Oil Future April 2011, $100.00 Call	500	1,010,000	8.33%
Crude Oil Future, February 2011 - March 2011 $(0.50) - $85.00 Put	3,450	1,155,000	9.53%
Total options		2,165,000	17.86%

Swaps
Natural Gas Swap April 2011	4,540	1,872,750	15.45%
Natural Gas Swap October 2011	2,124	933,360	7.70%
Natural Gas Swap November 2011	2,000	950,000	7.84%
Total swaps		3,756,110	30.99%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2010.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Discretionary Energy Trading III LLC (continued)
Short contracts
Futures
Brent Crude March 2011	(660)	$(1,900,100)	(15.68)%
Globex Heat Oil June 2011	(550)	(2,936,850)	(24.23)%
Heating Oil June 2011	(1,325)	(5,756,297)	(47.49)%
Heating Oil July 2011	(1,000)	(836,611)	(6.90)%
Heating Oil June 2012	(75)	(239,350)	(1.97)%
Natural Gas April 2011	(1,135)	(1,872,750)	(15.45)%
Natural Gas November 2011	(500)	(840,220)	(6.93)%
Natural Gas January 2012 - April 2012	(302)	(314,660)	(2.60)%
WTI Crude June 2011	(775)	(4,299,500)	(35.47)%
WTI Crude December 2011	(500)	(976,750)	(8.06)%
WTI Crude April 2011	(125)	(363,750)	(3.00)%
Total futures		(20,336,838)	(167.78)%

Options
Commodity		(182,500)	(1.51)%
Total options		(182,500)	(1.51)%

Swaps
Natural Gas Swap January 2012	(1,800)	(837,000)	(6.91)%
Natural Gas Swap April 2012	(2,000)	(580,000)	(4.78)%
Total swaps		(1,417,000)	(11.69)%

Total		$18,362,276	151.49%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2010.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Fed Policy Ltd.
Long contracts
Futures
30 Day Fed Fund February 2011	4,831	$2,646,031	5.61%
Other 30 Day Fed Fund January 2011 - June 2012	50,026	8,927,649	18.92%
Total futures		11,573,680	24.53%

Options
30 Day Fed Fund futures February 2011, $99.75 Call	11,350	3,310,682	7.02%
Other 30 Day Fed Fund futures January 2011 - December 2011, $99.69 - $99.81 Call	74,106	11,797,652	25.01%
30 Day Fed Fund futures January 2011 - February 2011, $99.63 - $99.75 Put	30,823	409,647	0.87%
Other interest rate futures		437,500	0.93%
Total options		15,955,481	33.83%

Short contracts
Futures
30 Day Fed Fund December 2010 - July 2012	(2,849)	39,967	0.08%
Total futures		39,967	0.08%

Options
30 Day Fed Fund futures January 2011 - December 2011, $99.81 - $99.94 Call	(178,751)	(3,833,213)	(8.13)%
30 Day Fed Fund futures January 2011, $99.69 Put	(6,000)	(62,505)	(0.13)%
Other interest rate futures		(62,500)	(0.13)%
Total options		(3,958,218)	(8.39)%

Total		$23,610,910	50.05%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2010.

Description	Number of Contracts / Principal Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham Global Monetary Policy LLC
Long contracts
Futures
Commodity		$833,980	2.10%
Interest rate		1,570,955	3.95%
Total futures		2,404,935	6.05%

Options
Foreign currency		603,151	1.52%
Total options		603,151	1.52%

Forwards
Japanese Yen / U.S. Dollar 01/04/11	JPY 35,703,594,900	2,677,452	6.73%
Japanese Yen / U.S. Dollar 01/05/11	JPY 34,708,122,000	2,429,135	6.11%
Chinese Yuan / U.S. Dollar 06/17/11 - 06/27/11	CNY 471,400,000	2,318,175	5.83%
Australian Dollar / U.S. Dollar 01/04/11 - 01/05/11	AUD 550,000,000	3,850,775	9.68%
Other foreign currency		(474,653)	(1.19)%
Total forwards		10,800,884	27.16%

Short contracts
Futures
Euroswiss March 2011	(7,500)	(2,070,419)	(5.21)%
Other interest rate		(1,009,594)	(2.53)%
U.S. bond		(37,016)	(0.09)%
Foreign bond		641,195	1.61%
Commodity		(770,200)	(1.94)%
Total futures		(3,246,034)	(8.16)%

Forwards
Australian Dollar / U.S. Dollar 01/04/11	AUD (450,000,000)	(3,909,044)	(9.83)%
Other Australian Dollar / U.S. Dollar 01/05/11	AUD (115,000,000)	(192,228)	(0.48)%
Japanese Yen / U.S. Dollar 01/04/11	JPY (35,868,141,100)	(4,709,285)	(11.84)%
Other Japanese Yen / U.S. Dollar 01/05/11	JPY (40,735,192,000)	(1,652,261)	(4.16)%
Other foreign currency		(2,682,356)	(6.75)%
Total forwards		(13,145,174)	(33.06)%

Total		$(2,582,238)	(6.49)%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2010.

Description	Principal Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Long contracts
Futures
U.S. bond		$237,741	0.13%
Foreign bond		1,053,653	0.58%
U.S. index		3,010,100	1.66%
Foreign index		(3,683,508)	(2.03)%
Commodity		31,911,445	17.57%
Interest rate		325,182	0.18%
Currency		4,536,916	2.50%
Total futures		37,391,529	20.59%

Forwards
Japanese Yen / U.S. Dollar 01/19/11	JPY 43,988,617,100	11,186,032	6.16%
Other Japanese Yen / U.S. Dollar 1/04/11 - 1/05/11	JPY 14,270,122,339	796,715	0.44%
Swiss Franc / U.S. Dollar 01/19/11	CHF 491,922,158	17,376,713	9.57%
Other foreign currency		28,092,524	15.46%
Total forwards		57,451,984	31.63%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2010.

Description	Principal Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Short contracts
Futures
U.S. bond		$(1,546,794)	(0.85)%
Foreign bond		(540,937)	(0.30)%
Foreign index		(142,959)	(0.08)%
Commodity		(4,754,965)	(2.62)%
Interest rate		(3,790,967)	(2.09)%
Currency		739,824	0.41%
Total futures		(10,036,798)	(5.53)%

Forwards
Japanese Yen / U.S. Dollar 01/19/11	JPY (36,043,608,800)	(12,993,436)	(7.15)%
Other Japanese Yen / U.S. Dollar 1/04/11 - 1/05/11	JPY (14,111,800,669)	(834,965)	(0.46)%
Swiss Franc / U.S. Dollar 01/19/11	CHF (431,464,200)	(17,247,454)	(9.50)%
Other foreign currency		(7,987,532)	(4.40)%
Total forwards		(39,063,387)	(21.51)%

Total		$45,743,328	25.18%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2010.

Description	Principal Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham Macro Directional LLC
Long contracts
Futures
Commodity		$66,430	4.55%
Total futures		66,430	4.55%

Forwards
Canadian Dollar / U.S. Dollar 01/04/11	CAD 20,003,980	87,433	5.99%
Total forwards		87,433	5.99%

Short Contracts
Futures
Foreign bond		20,060	1.37%
Total futures		20,060	1.37%

Total		$173,923	11.91%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2010.

Description	Principal Amount / Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Short Term Global Macro LLC
Long contracts
Futures
S&P 500 E-Mini March 2011	225	$(16,875)	(11.52)%
Total futures		(16,875)	(11.52)%

Options
British Pound Put / Swiss Franc Call, $1.47	CHF 10,000,000	47,256	32.27%
Total options		47,256	32.27%

Forwards
Chinese Yuan / U.S. Dollar 08/19/11	CNY 334,143,000	1,385,221	945.81%
Total forwards		1,385,221	945.81%

Short Contracts
Forwards
Swiss Franc / British Pound 01/05/11	CHF (7,292,955)	(15,162)	(10.35)%
Chinese Yuan / U.S. Dollar 08/19/11	CNY (334,143,000)	(1,458,935)	(996.15)%
Total forwards		(1,474,097)	(1,006.50)%

Total		$(58,495)	(39.94)%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of December 31, 2010:

	Graham Commodity Strategies LLC	Graham Discretionary Energy Trading III LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC	Graham Short Term Global Macro LLC
Long Contracts
Level 1:
U.S. bond futures	$-	$-	$-	$-	$237,741	$-	$-
Foreign bond futures	-	-	-	-	1,053,653	-	-
U.S. index futures	-	-	-	-	3,010,100	-	(16,875)
Foreign index futures	-	-	-	-	(3,683,508)	-	-
Commodity futures	125,831,390	34,377,504	-	833,980	31,911,445	66,430	-
Commodity futures options	-	2,165,000	-	-	-	-	-
Commodity swaps	-	3,756,110	-	-	-	-	-
Interest rate futures	-	-	11,573,680	1,570,955	325,182	-	-
Interest rate futures options	-	-	15,955,481	-	-	-	-
Currency futures	-	-	-	-	4,536,916	-	-
Total Level 1	125,831,390	40,298,614	27,529,161	2,404,935	37,391,529	66,430	(16,875)

Level 2:
Foreign currency forwards	-	-	-	10,800,884	57,451,984	87,433	1,385,221
Foreign currency forwards options	-	-	-	603,151	-	-	47,256
Total Level 2	-	-	-	11,404,035	57,451,984	87,433	1,432,477
Total long contracts	$125,831,390	$40,298,614	$27,529,161	$13,808,970	$94,843,513	$153,863	$1,415,602

Short Contracts
Level 1:
U.S. bond futures	-	-	-	(37,016)	(1,546,794)	-	-
Foreign bond futures	-	-	-	641,195	(540,937)	20,060	-
Foreign index futures	-	-	-	-	(142,959)	-	-
Commodity futures	(88,859,512)	(20,336,838)	-	(770,200)	(4,754,965)	-	-
Commodity futures options	-	(182,500)	-	-	-	-	-
Commodity swaps	-	(1,417,000)	-	-	-	-	-
Interest rate futures	-	-	39,967	(3,080,013)	(3,790,967)	-	-
Interest rate futures options	-	-	(3,958,218)	-	-	-	-
Currency futures	-	-	-	-	739,824	-	-
Total Level 1	(88,859,512)	(21,936,338)	(3,918,251)	(3,246,034)	(10,036,798)	20,060	-

Level 2:
Foreign currency forwards	-	-	-	(13,145,174)	(39,063,387)	-	(1,474,097)
Total Level 2	-	-	-	(13,145,174)	(39,063,387)	-	(1,474,097)
Total short contracts	$(88,859,512)	$(21,936,338)	$(3,918,251)	$(16,391,208)	$(49,100,185)	$20,060	$(1,474,097)

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at December 31, 2010 categorized by primary underlying risk.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting. Amounts presented below as collateral balances supporting all derivative positions are included in due from / (to) brokers on the respective Master Fund’s statement of financial position.

	Graham Commodity Strategies LLC						Graham Discretionary Energy Trading III LLC
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$2,051,527,235	30,976	$(1,894,621,560)	(29,206)	$126,128,889	$(89,157,011)	$670,612,370	6,981	$(598,798,245)	(6,947)	$34,377,504	$(20,336,838)
Swaps	-	-	-	-	-	-	98,880,020	8,664	(48,003,000)	(3,800)	3,756,110	(1,417,000)
	2,051,527,235	30,976	(1,894,621,560)	(29,206)	126,128,889	(89,157,011)	769,492,390	15,645	(646,801,245)	(10,747)	38,133,614	(21,753,838)

Equity price
Futures	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-	-	-

Foreign currency exchange rate
Futures	-	-	-	-	-	-	-	-	-	-	-	-
Forwards	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-	-	-

Interest rate
Futures	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-	-	-
Total	$2,051,527,235	30,976	$(1,894,621,560)	(29,206)	$126,128,889	$(89,157,011)	$769,492,390	15,645	$(646,801,245)	(10,747)	$38,133,614	$(21,753,838)

Collateral balances supporting all derivative positions						$14,527,187						$(6,241,250)

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at December 31, 2010 categorized by primary underlying risk.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting. Amounts presented below as collateral balances supporting all derivative positions are included in due from / (to) brokers on the respective Master Fund’s statement of financial position.

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at December 31, 2010 categorized by primary underlying risk.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting. Amounts presented below as collateral balances supporting all derivative positions are included in due from / (to) brokers on the respective Master Fund’s statement of financial position.

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at December 31, 2010 categorized by primary underlying risk.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting. Amounts presented below as collateral balances supporting all derivative positions are included in due from / (to) brokers on the respective Master Fund’s statement of financial position.

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended March 31, 2010:

	Graham Commodity Strategies LLC (Delaware)	Graham Discretionary Energy Trading III LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)	Graham Short Term Global Macro LLC (Delaware)

Net investment income (loss)	$(3,636)	$(5,702)	$(1,232)	$(6,153)	$(68,408)	$(11,143)	$171

Net realized gain (loss) on investments	1,059,499	(1,108,471)	5,663,643	37,085,598	(77,892,271)	7,549,544	(3,124,378)
Net increase (decrease) in appreciation on investments	7,026,115	8,918,128	3,402,087	427,683	34,667,568	(108,934)	1,095,590
Brokerage commissions and fees	(1,002,423)	(276,911)	(1,134,151)	(597,494)	(1,480,295)	(146,619)	(38,204)
Net gain (loss) on investments	7,083,191	7,532,746	7,931,579	36,915,787	(44,704,998)	7,293,991	(2,066,992)
Net income (loss)	$7,079,555	$7,527,044	$7,930,347	$36,909,634	$(44,773,406)	$7,282,848	$(2,066,821)

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net gain on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended March 31, 2010:

	Graham Commodity Strategies LLC	Graham Discretionary Energy Trading III LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC	Graham Short Term Global Macro LLC
Commodity price
Futures	$8,085,614	$8,524,507	$-	$2,178,297	$(23,768,545)	$(758,020)	$(792,850)
Options	-	(714,850)	-	-	-	-	-
	8,085,614	7,809,657	-	2,178,297	(23,768,545)	(758,020)	(792,850)
Equity price
Futures	-	-	-	1,126,108	(32,614,364)	(211,949)	(175,975)
	-	-	-	1,126,108	(32,614,364)	(211,949)	(175,975)
Foreign currency exchange rate
Futures	-	-	3,056,080	-	712,311	-	-
Forwards	-	-	-	37,702,416	(80,875)	9,180,238	1,552,433
Options	-	-	6,009,650	(3,520,011)	-	-	(2,525,849)
	-	-	9,065,730	34,182,405	631,436	9,180,238	(973,416)
Interest rate
Futures	-	-	-	441,971	12,526,770	(769,659)	(86,547)
Interest rate swaps	-	-	-	(403,000)	-	-	-
Options	-	-	-	(12,500)	-	-	-
	-	-	-	26,471	12,526,770	(769,659)	(86,547)
Total	$8,085,614	$7,809,657	$9,065,730	$37,513,281	$(43,224,703)	$7,440,610	$(2,028,788)

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in GCA, an entity for which the Manager is also the sole investment advisor. GCA commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which range in maturity from three to thirty months. GCA also maintains cash and cash equivalents on deposit with major U.S. institutions. GCA values all fixed income securities at amortized cost to the extent it approximates fair value.  GAIT’s investment in GCA is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon the Fund’s proportionate share of GCA’s reported net asset value. GAIT records its proportionate share of GCA’s investment income and expenses on a monthly basis. For the three months ended March 31, 2011, the total amount recognized by GAIT with respect to its investment in GCA was $515,146.  For the three months ended March 31, 2010, the total amount recognized by GAIT with respect to its investment in GCA was $415,495.  These amounts are included in interest income in the statements of operations and managing member allocation.  At March 31, 2011 and December 31, 2010, GAIT owned approximately 13.92% and 13.77%, respectively, of GCA.  The following table summarizes the financial position of GCA as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$657,076,450	$750,098,151
Investments in fixed income securities (cost $2,367,048,721 and $2,215,622,512, respectively)	2,367,048,721	2,215,622,512
Accrued interest income	8,384,794	6,547,074
Total assets	3,032,509,965	2,972,267,737

Liabilities:
Other liabilities	20,000	20,000
Total liabilities	20,000	20,000
Net assets	$3,032,489,965	$2,972,247,737

The following table summarizes the results of operations of GCA for the three months ended March 31, 2011 and 2010:

	2011	2010
Investment income
Interest income	$3,860,502	$2,623,273
Total investment income	3,860,502	2,623,273

Expenses:
Bank fee expense	133,584	-
Total expenses	133,584	-
Net investment income	3,726,918	2,623,273
Net income	$3,726,918	$2,623,273

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following schedule displays the condensed schedule of investments for GCA as of March 31, 2011.

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Graham Cash Assets LLC
Investments in Fixed Income Securities (cost $2,367,048,721)
United States
FDIC Guaranteed Bonds (cost $1,179,021,270)
Citibank 1.25% - 1.88% due 07/12/11 – 12/28/12	$375,000,000	$377,224,782	12.44%
Citigroup Funding Inc. 1.38% - 1.88% due 05/05/11 – 11/15/12	175,000,000	176,506,228	5.82%
Other FDIC guaranteed bonds		625,290,260	20.62%
Total FDIC Guaranteed Bonds		1,179,021,270	38.88%

Government Bonds (cost $1,188,027,451)
U.S. Treasury 0.38% - 1.13% due 04/30/11 – 11/30/12	1,185,000,000	1,188,027,451	39.18%
Total Government Bonds		1,188,027,451	39.18%

Total Investments in Fixed Income Securities		$2,367,048,721	78.06%

The following schedule displays the condensed schedule of investments for GCA as of December 31, 2010.

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

GCA reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  The following table shows the fair value classification of each investment type held by GCA as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Long positions
Level 2:
Fixed income securities
FDIC Guaranteed Bonds	$1,179,021,270	$1,101,463,404
Government Bonds	1,188,027,451	1,114,159,108
Total fixed income securities	2,367,048,721	2,215,622,512
Total Level 2	2,367,048,721	2,215,622,512
Total long positions	$2,367,048,721	$2,215,622,512

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

A separate Capital Account is maintained for each member with respect to each Class of Units held by such member. The initial balance of each members’ Capital Account is equal to the initial contribution to GAIT with respect to the Class to which such Capital Account relates. Each member’s Capital Account is increased by any additional subscription, and decreased by any redemption by such member of Units of such Class to which the Capital Account relates. All income and expenses of GAIT are allocated among the Capital Accounts of the members in proportion to the balance that each Capital Account bears to the balance of all Capital Accounts as of the beginning of such fiscal period.

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

Notes to Unaudited Financial Statements (continued)

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

In consideration of the Brokerage Fee, the Manager bears all of GAIT’s trading commissions (including exchange, clearing and regulatory fees relating to its trades), routine legal expenses, internal and external accounting, audit and tax preparation expenses, fees and expenses of an external or internal administrator, and expenses and costs of printing and mailing reports and notices, together with the costs incurred in connection with the organization of GAIT and the continuous offering of Units. To the extent GAIT is allocated any of these expenses from the Master Funds in which it invests, the Manager will reimburse GAIT for those amounts.  These reimbursements are included in commission reimbursements in the statements of operations and managing member allocation.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s revenues and expenses for income tax purposes.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

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

8. Related Party Transactions

The Manager, due to its relationship with its affiliates, may enter into certain related party transactions.

9. Financial Highlights

The following is the per unit operating performance calculation for the three month periods ended March 31, 2011 and 2010:

	Class 0	Class 2
Per unit operating performance:
Net asset value per unit, December 31, 2009	$135.56	$112.73
Net loss:
Net investment loss	(1.94)	(2.08)
Net gain on investments	0.96	0.71
Net loss	(0.98)	(1.37)
Net asset value per unit, March 31, 2010	$134.58	$111.36

Net asset value per unit, December 31, 2010	$138.96	$113.68
Net loss:
Net investment loss	(1.27)	(1.57)
Net loss on investments	(0.24)	(0.20)
Net loss	(1.51)	(1.77)
Net asset value per unit, March 31, 2011	$137.45	$111.91

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

9. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three month periods ended March 31, 2011 and 2010:

	Class 0		Class 2
	2011	2010	2011	2010

Total return before Incentive Allocation	(1.08)%	(0.72)%	(1.55)%	(1.22)%
Incentive Allocation	(0.01)	0.00	(0.01)	0.00
Total return after Incentive Allocation	(1.09)%	(0.72)%	(1.56)%	(1.22)%

Net investment loss before Incentive Allocation	(0.90)%	(0.81)%	(1.38)%	(1.38)%
Incentive Allocation	(0.01)	0.00	(0.01)	0.00
Net investment loss after Incentive Allocation	(0.91)%	(0.81)%	(1.39)%	(1.38)%

Total expenses before Incentive Allocation	1.00%	1.25%	1.51%	1.76%
Incentive Allocation	0.01	0.00	0.01	0.00
Total expenses after Incentive Allocation	1.01%	1.25%	1.52%	1.76%
Total return is calculated for Class 0 and Class 2 units taken as a whole and has not been annualized. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and amounts allocated from Master Funds. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation.  Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the three month periods ended March 31, 2011 and 2010.

10.  Subsequent Events

The Fund had subscriptions of approximately $22.2 million and redemptions of approximately $7.2 million through May 16, 2011.  These amounts have not been included in the financial statements.

Index

Graham Alternative Investment Trading II LLC

Statements of Financial Condition

Assets	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)
Investment in Graham K4D Trading Ltd., at fair value	$12,743,402	$7,411,468
Investment in Graham Cash Assets LLC, at fair value	70,456,667	64,089,936
Commission reimbursements receivable	52,836	28,795
Total assets	$83,252,905	$71,530,199

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$628,193	$1,393,281
Accrued brokerage fees	201,023	170,942
Accrued advisory fees	141,321	121,404
Accrued sponsor fees	70,660	60,702
Payable to Graham K4D Trading Ltd.	15	-
Total liabilities	1,041,212	1,746,329

Members’ capital:
Class 0 Units (475,482.461 and 397,859.944 units issued and outstanding at $100.08 and $102.92 per unit, respectively)	47,584,852	40,945,899
Class 2 Units (358,335.198 and 288,630.496 units issued and outstanding at $96.48 and $99.72 per unit, respectively)	34,572,911	28,783,191
Class M Units (500.000 and 500.000 units issued and outstanding at $107.86 and $109.56 per unit, respectively)	53,930	54,780
Total members’ capital	82,211,693	69,783,870
Total liabilities and members’ capital	$83,252,905	$71,530,199

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Operations and Managing Member Allocation

	Three Months Ended March 31,
	2011 (Unaudited)	2010 (Unaudited)
Net loss allocated from investment in Graham K4D Trading Ltd.:
Net realized loss on investments	$(1,756,078)	$(2,120,237)
Net increase in unrealized appreciation on investments	302,089	1,209,716
Brokerage commissions and fees	(130,856)	(45,962)
Net loss allocated from investment in Graham K4D Trading Ltd.	(1,584,845)	(956,483)

Net investment loss allocated from investment in Graham K4D Trading Ltd.	(3,257)	(2,058)

Investment income:
Interest income	84,828	53,593

Expenses:
Brokerage fees	570,302	275,547
Advisory fees	403,643	200,402
Sponsor fees	201,821	100,201
Interest and other	1,319	1,196
Commission reimbursements	(130,856)	(45,962)
Total expenses	1,046,229	531,384
Net investment loss of the Fund	(961,401)	(477,791)

Net loss	(2,549,503)	(1,436,332)

Incentive allocation	(2,187)	-

Net loss available for pro-rata allocation to all members	$(2,551,690)	$(1,436,332)

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Changes in Members’ Capital

For the three months ended March 31, 2011(unaudited) and 2010 (unaudited)

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2009	222,427.212	$22,373,766	149,683.130	$14,826,566	–	$–	$37,200,332
Subscriptions	94,438.818	8,858,000	22,555.298	2,128,500	–	–	10,986,500
Redemptions	(1,000.365)	(92,619)	(2,790.935)	(253,629)	–	–	(346,248)
Incentive allocation	–	–	–	–	–	–	–
Net loss	–	(723,100)	–	(713,232)	–	–	(1,436,332)
Members’ capital, March 31, 2010	315,865.665	$30,416,047	169,447.493	$15,988,205	–	$–	$46,404,252

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2010	397,859.944	$40,945,899	288,630.496	$28,783,191	500.000	$54,780	$69,783,870
Subscriptions	88,740.714	9,146,533	78,173.657	7,805,177	–	–	16,951,710
Redemptions	(11,118.197)	(1,139,685)	(8,468.955)	(832,512)	–	(2,187)	(1,974,384)
Incentive allocation	–	(1,538)	–	(649)	–	2,187	–
Net loss	–	(1,366,357)	–	(1,182,296)	–	(850)	(2,549,503)
Members’ capital, March 31, 2011	475,482.461	$47,584,852	358,335.198	$34,572,911	500.000	$53,930	$82,211,693

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Cash Flows

	Three Months Ended March 31,
	2011 (Unaudited)	2010 (Unaudited)
Cash flows used in operating activities
Net loss	$(2,549,503)	$(1,436,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss allocated from investment in Graham K4D Trading Ltd.	1,588,102	958,541
Net income allocated from investment in Graham Cash Assets LLC	(84,828)	(53,593)
Proceeds from sale of investments in Graham K4D Trading Ltd.	24,007,476	6,806,772
Proceeds from sale of investments in Graham Cash Assets LLC	34,237,936	12,046,000
Investments in Graham K4D Trading Ltd.	(30,927,497)	(11,466,911)
Investments in Graham Cash Assets LLC	(40,519,839)	(17,531,000)
Changes in assets and liabilities:
Commission reimbursements receivable	(24,041)	(5,179)
Accrued brokerage fees	30,081	17,689
Accrued advisory fees	19,917	15,704
Accrued sponsor fees	9,958	7,852
Net cash used in operating activities	(14,212,238)	(10,640,457)

Cash flows provided by financing activities
Subscriptions	16,951,710	10,986,500
Redemptions	(2,739,472)	(346,727)
Net cash provided by financing activities	14,212,238	10,639,773

Net decrease in cash and cash equivalents	-	(684)

Cash and cash equivalents, beginning of period	-	770
Cash and cash equivalents, end of period	$-	$86

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements

March 31, 2011

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

Amounts included in the financial statements and accompanying notes related to March 31, 2011 and 2010 and the three month periods then ended are unaudited. Amounts included herein as of December 31, 2010 have been taken from the December 31, 2010 audited financial statements and accompanying notes of the Fund.

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

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

•	Level 1 inputs are unadjusted closing or settlement prices for such assets or liabilities as published by the primary exchange upon which they are traded.

•
Level 2 inputs include quoted prices for similar assets and liabilities obtained from independent brokers and/or market makers in each security. With respect to GAIT II’s investments in other funds managed by the Manager, Level 2 inputs include the net asset value of the underlying fund in which it holds an investment.

•	Level 3 inputs are those which are considered unobservable and are significant in arriving at fair value.

GAIT II reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  In accordance with this hierarchy, GAIT II’s investments in K4D Trading and Graham Cash Assets LLC (“GCA”) have been classified as Level 2 valuations. These investments are discussed in Note 3. There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2011 or the twelve months ended December 31, 2010 by K4D Trading or GCA, and there were no transfers between Level 1 and Level 2 during those periods.

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

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

Futures Contracts

The Master Fund uses futures contracts in an attempt to take advantage of changes in the value of equities, commodities, interest rates, bonds and foreign currencies.  Futures contracts are valued based upon the closing price as of the valuation date, established by the primary exchange upon which they are traded.

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

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

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

Exchange traded forward contracts are valued based upon the settlement prices as of the valuation date, established by the primary exchange upon which they are traded.  All other forward contracts are valued based upon a forward curve constructed using independently quoted forward points.

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

Exchange traded swaps are valued based upon the closing prices established by the primary exchange upon which they are traded.  Total return swaps are valued based upon the exchange published settlement price of the underlying.  During the term of the swaps, changes in value are recognized as unrealized gains or losses by marking the contracts to fair value.  Additionally, the Master Fund records a realized gain (loss) when a swap contract is terminated and when periodic payments are received or made at the end of each measurement period, but prior to termination.  The Master Fund determines the estimated fair value of all swaps in accordance with U.S. GAAP.

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

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

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

Exchange traded options are valued based upon the settlement prices published as of the valuation date, by the principal exchange upon which they are traded.  In the absence of an exchange published settlement price, the option will be valued using the last reported sales price reported on the exchange for the valuation date.  Over-the-counter options and exchange traded options with no reported sales price on the valuation date will generally be valued at the average of last reported bid and offer quotes from independent brokers or from the exchange, respectively.

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

3. Investment in Graham K4D Trading Ltd.

As of March 31, 2011 and December 31, 2010, GAIT II invested in K4D Trading, a master trading vehicle also managed by the Managing Manager. GAIT II’s investment in K4D Trading, as well as its investment objective, is summarized below.  K4D Trading and GAIT II are related parties.   K4D Trading does not charge any management or incentive fees, and offers monthly subscriptions and redemptions.

March 31, 2011
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (three months then ended)

Graham K4D Trading Ltd. (a)	15.50%	$12,743,402	$(1,588,102)
	15.50%	$12,743,402	$(1,588,102)

December 31, 2010
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (three months ended March 31, 2010)

Graham K4D Trading Ltd. (a)	10.62%	$7,411,468	$(958,541)
	10.62%	$7,411,468	$(958,541)

(a) – Systematic macro

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table summarizes the financial position of K4D Trading as of March 31, 2011.

Assets:
Due from brokers	$288,833,860
Derivative financial instruments, at fair value	52,072,797
Subscriptions receivable	405
Interest receivable	20,997
Total assets	340,928,059

Liabilities:
Derivative financial instruments, at fair value	1,544,291
Redemptions payable	405
Total liabilities	1,544,696
Net assets	$339,383,363

Percentage of Master Fund held by the Fund	3.75%

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following schedules display the condensed schedules of investments for K4D Trading as of March 31, 2011.

Description	Principal Amount	Fair Value	Percentage of Net Assets of K4D Trading
Long contracts
Futures
U.S. bond		$(1,693,870)	(0.50)%
Foreign bond		1,076,899	0.32%
U.S. index		8,356,229	2.46%
Foreign index		6,955,415	2.05%
Commodity		25,056,183	7.38%
Interest rate		(958,759)	(0.28)%
Currency		4,703,445	1.39%
Total futures		43,495,542	12.82%

Forwards
Australian Dollar / U.S. Dollar 04/20/11	AUD 2,270,409,210	69,879,791	20.59%
Canadian Dollar / U.S. Dollar 04/20/11	CAD 2,993,928,486	26,032,783	7.67%
Euro / Japanese Yen 04/20/11	EUR 722,878,081	31,067,277	9.15%
Euro / U.S. Dollar 04/20/11	EUR 2,425,359,120	44,098,568	12.99%
Japanese Yen / U.S. Dollar 04/20/11	JPY 265,224,580,054	(56,456,018)	(16.63)%
New Zealand Dollar / U.S. Dollar 04/20/11	NZD 848,309,198	21,101,112	6.22%
Other foreign currency		82,745,920	24.38%
Total forwards		218,469,433	64.37%

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following schedules display the condensed schedules of investments for K4D Trading as of March 31, 2011.

Description	Principal Amount	Fair Value	Percentage of Net Assets of K4D Trading
Short contracts
Futures
U.S. bond		$393,672	0.12%
Foreign bond		12,829,370	3.77%
Foreign index		(6,392,370)	(1.88)%
Commodity		(4,114,279)	(1.21)%
Interest rate		5,053,667	1.49%
Currency		807,195	0.24%
Total futures		8,577,255	2.53%

Forwards
Australian Dollar / U.S. Dollar 04/20/11	AUD (1,943,684,931)	(62,352,863)	(18.37)%
Canadian Dollar / U.S. Dollar 04/20/11	CAD (2,566,882,066)	(33,800,932)	(9.96)%
Euro / Japanese Yen 04/20/11	EUR (644,173,895)	(29,021,433)	(8.55)%
Euro / U.S. Dollar 04/20/11	EUR (2,227,734,366)	(44,146,754)	(13.01)%
Japanese Yen / U.S. Dollar 04/20/11	JPY (255,219,960,505)	54,118,737	15.95%
New Zealand Dollar / U.S. Dollar 04/20/11	NZD (896,997,648)	(24,523,202)	(7.23)%
Other foreign currency		(80,287,277)	(23.66)%
Total forwards		(220,013,724)	(64.83)%

Total		$50,528,506	14.89%

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)
3. Investment in Graham K4D Trading Ltd. (continued)

The following table shows the fair value classification of each investment type for K4D Trading as of March 31, 2011.

Long Contracts
Level 1:
U.S. bond futures	$(1,693,870)
Foreign bond futures	1,076,899
U.S. index futures	8,356,229
Foreign index futures	6,955,415
Commodity futures	25,056,183
Interest rate futures	(958,759)
Currency futures	4,703,445
Total Level 1	43,495,542

Level 2:
Foreign currency forwards	218,469,433
Total Level 2	218,469,433
Total long contracts	$261,964,975

Short Contracts
Level 1:
U.S. bond futures	$393,672
Foreign bond futures	12,829,370
Foreign index futures	(6,392,370)
Commodity futures	(4,114,279)
Interest rate futures	5,053,667
Currency futures	807,195
Total Level 1	8,577,255

Level 2:
Foreign currency forwards	(220,013,724)
Total Level 2	(220,013,724)
Total short contracts	$(211,436,469)

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at March 31, 2011 categorized by primary underlying risk.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting. Amounts presented below as collateral balances supporting all derivative positions are included in due from / (to) brokers on K4D Trading's statement of financial condition.

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$1,216,608,649	14,239	$(237,850,835)	(3,751)	$33,002,810	$(12,060,906)
	1,216,608,649	14,239	(237,850,835)	(3,751)	33,002,810	(12,060,906)

Equity price
Futures	780,831,862	11,792	(174,585,658)	(1,691)	17,713,871	(8,794,597)
	780,831,862	11,792	(174,585,658)	(1,691)	17,713,871	(8,794,597)

Foreign currency exchange rate
Futures	305,790,215	2,727	(221,066,583)	(2,632)	6,391,645	(881,005)
Forwards	64,401,562	-	(62,576,740)	-	61,240,470	(62,784,761)
	370,191,777	2,727	(283,643,323)	(2,632)	67,632,115	(63,665,766)

Interest rate
Futures	6,684,174,178	25,793	(12,480,888,254)	(48,233)	23,293,117	(6,592,138)
	6,684,174,178	25,793	(12,480,888,254)	(48,233)	23,293,117	(6,592,138)
Total	$9,051,806,466	54,551	$(13,176,968,070)	(56,307)	$141,641,913	$(91,113,407)

Collateral balances supporting all derivative positions						$288,833,860

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table summarizes the results of operations of K4D Trading for the three months ended March 31, 2011.

Net investment loss	$(83,866)

Net realized loss on investments	(47,163,832)
Net increase in appreciation on investments	5,253,462
Brokerage commissions and fees	(3,291,928)
Net loss on investments	(45,202,298)
Net loss	$(45,286,164)

The following table shows the gains and losses on all financial instruments held by the Master Fund reported in net realized gain and net increase in appreciation on investments in its statement of operations segregated by primary underlying risk and contract type for the three months ended March 31, 2011:

Commodity price
Futures	$44,811,512
44,811,512

Equity price
Futures	(40,301,211)
(40,301,211)

Foreign currency exchange rate
Futures	(5,461,945)
Forwards	(24,055,983)
(29,517,928)

Interest rate
Futures	(16,902,743)
(16,902,743)
Total	$(41,910,370)

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table summarizes the financial position of K4D Trading as of December 31, 2010.

Assets:
Due from brokers	$135,887,098
Derivative financial instruments, at fair value	45,743,328
Subscriptions receivable	-
Interest receivable	9,100
Total assets	181,639,526

Liabilities:
Derivative financial instruments, at fair value	-
Redemptions payable	-
Total liabilities	-
Net assets	$181,639,526

Percentage of Master Fund held by the Fund	4.08%

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following schedule displays the condensed schedule of investments of K4D Trading as of December 31, 2010.

Description	Principal Amount	Fair Value	Percentage of Net Assets of K4D Trading
Long contracts
Futures
U.S. bond		$237,741	0.13%
Foreign bond		1,053,653	0.58%
U.S. index		3,010,100	1.66%
Foreign index		(3,683,508)	(2.03)%
Commodity		31,911,445	17.57%
Interest rate		325,182	0.18%
Currency		4,536,916	2.50%
Total futures		37,391,529	20.59%

Forwards
Japanese Yen / U.S. Dollar 01/19/11	JPY 43,988,617,100	11,186,032	6.16%
Other Japanese Yen / U.S. Dollar 1/04/11 - 1/05/11	JPY 14,270,122,339	796,715	0.44%
Swiss Franc / U.S. Dollar 01/19/11	CHF 491,922,158	17,376,713	9.57%
Other foreign currency		28,092,524	15.46%
Total forwards		57,451,984	31.63%

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following schedule displays the condensed schedule of investments of K4D Trading as of December 31, 2010.

Description	Principal Amount	Fair Value	Percentage of Net Assets of K4D Trading
Short contracts
Futures
U.S. bond		$(1,546,794)	(0.85)%
Foreign bond		(540,937)	(0.30)%
Foreign index		(142,959)	(0.08)%
Commodity		(4,754,965)	(2.62)%
Interest rate		(3,790,967)	(2.09)%
Currency		739,824	0.41%
Total futures		(10,036,798)	(5.53)%

Forwards
Japanese Yen / U.S. Dollar 01/19/11	JPY (36,043,608,800)	(12,993,436)	(7.15)%
Other Japanese Yen / U.S. Dollar 1/04/11 - 1/05/11	JPY (14,111,800,669)	(834,965)	(0.46)%
Swiss Franc / U.S. Dollar 01/19/11	CHF (431,464,200)	(17,247,454)	(9.50)%
Other foreign currency		(7,987,532)	(4.40)%
Total forwards		(39,063,387)	(21.51)%

Total		$45,743,328	25.18%

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table shows the fair value classification of each investment type for K4D Trading as of December 31, 2010.

Long Contracts
Level 1:
U.S. bond futures	$237,741
Foreign bond futures	1,053,653
U.S. index futures	3,010,100
Foreign index futures	3,683,508
Commodity futures	31,911,445
Interest rate futures	325,182
Currency futures	4,536,916
Total Level 1	37,391,529

Level 2:
Foreign currency forwards	57,451,984
Total Level 2	57,451,984
Total long contracts	$94,843,513

Short Contracts
Level 1:
U.S. bond futures	$(1,546,794)
Foreign bond futures	(540,937)
Foreign index futures	(142,959)
Commodity futures	(4,754,965)
Interest rate futures	(3,790,967)
Currency futures	739,824
Total Level 1	(10,036,798)

Level 2:
Foreign currency forwards	(39,063,387)
Total Level 2	(39,063,387)
Total short contracts	$(49,100,185)

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at December 31, 2010 categorized by primary underlying risk.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting. Amounts presented below as collateral balances supporting all derivative positions are included in due from / (to) brokers on K4D Trading's statement of financial condition.

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

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table summarizes the results of operations of K4D Trading for the three months ended March 31, 2010.

Net investment loss	$(68,408)

Net realized loss on investments	(77,892,271)
Net increase in appreciation on investments	34,667,568
Brokerage commissions and fees	(1,480,295)
Net loss on investments	(44,704,998)
Net loss	$(44,773,406)

The following table shows the gains and losses on all financial instruments held by the Master Fund reported in net realized gain and net increase in appreciation on investments in its statement of operations segregated by primary underlying risk and contract type for the three months ended March 31, 2010.

Commodity price
Futures	$(23,768,545)
(23,768,545)

Equity price
Futures	(32,614,364)
(32,614,364)

Foreign currency exchange rate
Futures	712,311
Forwards	(80,875)
631,436

Interest rate
Futures	12,526,770
12,526,770
Total	$(43,224,703)

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT II invests a portion of its excess liquidity in GCA, an entity for which the Manager is also the sole investment advisor. GCA commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government, which range in maturity from three to thirty months. GCA also maintains cash and cash equivalents on deposit with major U.S. institutions. GCA values all fixed income securities at amortized cost to the extent it approximates fair value.  GAIT II’s investment in GCA is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon the Fund’s proportionate share of GCA’s reported net asset value. GAIT II records its proportionate share of GCA’s investment income and expenses on a monthly basis.  For the three months ended March 31, 2011, the total amount recognized by GAIT II with respect to its investment in GCA was $84,828. For the three months ended March 31, 2010, the total amount recognized by GAIT II with respect to its investment in GCA was $53,593. These amounts are included in interest income in the statements of operations and managing member allocation. At March 31, 2011 and December 31, 2010, GAIT II owned approximately 2.32% and 2.16%, respectively, of GCA. The following table summarizes the financial position of GCA as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$657,076,450	$750,098,151
Investments in fixed income securities (cost $2,367,048,721 and $2,215,622,512, respectively)	2,367,048,721	2,215,622,512
Accrued interest income	8,384,794	6,547,074
Total assets	3,032,509,965	2,972,267,737

Liabilities:
Other liabilities	20,000	20,000
Total liabilities	20,000	20,000
Net assets	$3,032,489,965	$2,972,247,737

The following table summarizes the results of operations of GCA for the three months ended March 31, 2011 and 2010:

	2011	2010
Investment income
Interest income	$3,860,502	$2,623,273
Total investment income	3,860,502	2,623,273

Expenses:
Bank fee expense	133,584	-
Total expenses	133,584	-
Net investment income	3,726,918	2,623,273
Net income	$3,726,918	$2,623,273

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following schedule displays the condensed schedule of investments for GCA as of March 31, 2011.

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Graham Cash Assets LLC
Investments in Fixed Income Securities (cost $2,367,048,721)
United States
FDIC Guaranteed Bonds (cost $1,179,021,270)
Citibank 1.25% - 1.88% due 07/12/11 – 12/28/12	$375,000,000	$377,224,782	12.44%
Citigroup Funding Inc. 1.38% - 1.88% due 05/05/11 – 11/15/12	175,000,000	176,506,228	5.82%
Other FDIC guaranteed bonds		625,290,260	20.62%
Total FDIC Guaranteed Bonds		1,179,021,270	38.88%

Government Bonds (cost $1,188,027,451)
U.S. Treasury 0.38% - 1.13% due 04/30/11 – 11/30/12	1,185,000,000	1,188,027,451	39.18%
Total Government Bonds		1,188,027,451	39.18%

Total Investments in Fixed Income Securities		$2,367,048,721	78.06%

The following schedule displays the condensed schedule of investments for GCA as of December 31, 2010.

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
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

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

GCA reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  The following table shows the fair value classification of each investment type held by GCA as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Long positions
Level 2:
Fixed income securities
FDIC Guaranteed Bonds	$1,179,021,270	$1,101,463,404
Government Bonds	1,188,027,451	1,114,159,108
Fixed income securities	2,367,048,721	2,215,622,512
Total Level 2	2,367,048,721	2,215,622,512
Total long positions	$2,367,048,721	$2,215,622,512

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

A separate Capital Account is maintained for each member with respect to each Class of Units held by such member. The initial balance of each members’ Capital Account is equal to the initial contribution to GAIT II with respect to the Class to which such Capital Account relates. Each member’s Capital Account is increased by any additional subscription, and decreased by any redemption by such member of Units of such Class to which the Capital Account relates. All income and expenses of GAIT II are allocated among the members’ Capital Accounts in proportion to the balance that each Capital Account bears to the balance of all Capital Accounts as of the beginning of such fiscal period.

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

Notes to Unaudited Financial Statements (continued)

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

In consideration of the Brokerage Fee, the Manager bears all of GAIT II’s trading commissions (including exchange, clearing and regulatory fees relating to its trades), routine legal expenses, internal and external accounting, audit and tax preparation expenses, fees and expenses of an external or internal administrator, and expenses and costs of printing and mailing reports and notices, together with the costs incurred in connection with the organization of GAIT II and GAIT II’s continuous offering of Units. To the extent GAIT II is allocated any of these expenses from the Master Fund, the Manager will reimburse GAIT II for those amounts.  This reimbursement is included in commission reimbursements in the statements of operations and managing member allocation.

Any portion of any of the above fees, including the Incentive Allocation may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT II.

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

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

8. Related Party Transactions

The Manager, due to its relationship with its affiliates, may enter into certain related party transactions.

9. Financial Highlights

The following is the per unit operating performance calculation for the three month periods ended March 31, 2011 and 2010:

	Class 0	Class 2
Per unit operating performance:
Net asset value per unit, December 31, 2009	$100.59	$99.05
Net loss:
Net investment loss	(1.84)	(1.73)
Net loss on investments	(2.46)	(2.97)
Net loss	(4.30)	(4.70)
Net asset value per unit, March 31, 2010	$96.29	$94.35

Net asset value per unit, December 31, 2010	$102.92	$99.72
Net loss:
Net investment loss	(1.05)	(1.50)
Net loss on investments	(1.79)	(1.74)
Net loss	(2.84)	(3.24)
Net asset value per unit, March 31, 2011	$100.08	$96.48

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

9. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three month periods ended March 31, 2011 and 2010:

	Class 0		Class 2
	2011	2010	2011	2010

Total return before Incentive Allocation	(2.75)%	(4.27)%	(3.24)%	(4.75)%
Incentive Allocation	(0.01)	0.00	(0.01)	0.00
Total return after Incentive Allocation	(2.76)%	(4.27)%	(3.25)%	(4.75)%

Net investment loss before Incentive Allocation	(1.03)%	(1.21)%	(1.52)%	(1.69)%
Incentive Allocation	(0.01)	0.00	(0.01)	0.00
Net investment loss after Incentive Allocation	(1.04)%	(1.21)%	(1.53)%	(1.69)%

Total expenses before Incentive Allocation	1.12%	1.28%	1.64%	7.11%
Incentive Allocation	0.01	0.00	0.01	0.00
Total expenses after Incentive Allocation	1.13%	1.28%	1.65%	7.11%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT II and amounts allocated from the Master Fund. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT II, excluding that of the Managing Member, for the three month periods ended March 31, 2011 and 2010.

10. Subsequent Events

The Fund had subscriptions of approximately $7.8 million and redemptions of approximately $1.2 million through May 16, 2011.  These amounts have not been included in the financial statements.

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

For the three months ended March 31, 2011 the Fund’s net asset value increased by $43,794,481 or 12.9%.  This increase was attributable to a $36,000,872 or 10.6% net increase in the Blended Strategies Portfolio and a $7,793,609 or 2.3% net increase in the Systematic Strategies Portfolio.  The net increase in the Blended Strategies Portfolio was attributable to total subscriptions of $45,254,701 or 13.3% partially offset by redemptions totaling $5,128,829 or -1.5% and net a loss of $4,125,000 or -1.2%, for the period.  The net increase in the Systematic Strategies Portfolio was attributable to total subscriptions of $10,986,665 or 3.2% partially offset by redemptions totaling $1,447,762 or -0.4% and a net loss of $1,745,294 or -0.5%, for the period.

For the three months ended March 31, 2010 the Fund’s net asset value increased by $17,033,789 or 7.8%.  This increase was attributable to a $13,141,649 or 6.0% net increase in the Blended Strategies Portfolio and a $3,892,140 or 1.8% net increase in the Systematic Strategies Portfolio. The net increase in the Blended Strategies Portfolio was attributable to total subscriptions of $17,578,350 or 8.0% partially offset by redemptions totaling $3,070,622 or -1.4% and a net loss of $1,366,079 or -0.6%, for the period. The net increase in the Systematic Strategies Portfolio was attributable to total subscriptions of $5,526,003 or 2.6% partially offset by redemptions totaling $341,343 or -0.2% and a net loss of $1,292,520 or -0.6%, for the period.

(i)	Results of Operations

The Fund’s success depends primarily upon the Manager’s ability to recognize and capitalize on market trends in the different and varied sectors of the global financial markets in which it trades.

Blended Strategies Portfolio

2011 Summary

For the three months ended March 31, 2011, the portfolio experienced net trading losses of $218,055 attributable to the following sectors:

Agriculture	$236,882
Energy	783,331
Foreign exchange	(501,870)
Interest rates	(335,514)
Metals	214,411
Softs	250,962
Stock index	(866,257)
$(218,055)

Index

The portfolio recorded a net loss for the period led by stock indices.  The stock index sector generated large losses for the period despite recognizing gains in the early part of the quarter amid rising equity prices driven by improved global economic output and investor optimism.  Significant losses, notably in European indices, were recognized in March as the earthquake and tsunami in Japan generated dramatic market reversals.   Losses were also recognized in foreign exchange during the period with trading in Asian currencies during March contributing most significantly. The interest rates sector posted a loss for the period predominantly from trading in U.S. and European fixed income markets.  The portfolio was able to generate profits in the energy sector led by crude and heating oil as continued tensions in the Middle East drove energy prices higher.  Trading in commodities (agriculture, metals and softs) were also profitable as the portfolio took advantage of rising prices in these markets notably in agricultural commodities.

Brokerage, Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund.  Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended March 31, 2011, Brokerage Fees increased by $879,782 or 92.3%, Advisory Fees increased by $464,150 or 41.1% and Sponsor Fees increased by $319,734 or 67.1% in the Blended Strategies Portfolio over the corresponding period of the preceding year.   These increases are all attributable to higher net assets of the portfolio resulting from subscriptions partially offset by redemptions and a net loss for the period. During the same period interest income decreased by $199,990 or -37.6%.  Interest was earned on free cash at an average annualized yield of 0.49% for the three months ended March 31, 2011 compared to 0.61% for the same period in 2010.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio.  For the three months ended March 31, 2011, the Incentive Allocation increased by $7,813, compared to zero, for the corresponding period of 2010 as a result of incentive allocations made mid-quarter related to shares redeemed when the portfolio was in a period of New High Net Trading Profits.

The following table illustrates the sector distribution of the Blended Strategies Portfolio’s investments in Master Funds as of March 31, 2011 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture	23.4%
Energy	35.2%
Foreign exchange	6.1%
Interest rates	29.8%
Metals	0.3%
Softs	(4.1%)
Stock index	9.3%
100.0%

Index

2010 Summary

For the three months ended March 31, 2010, the Blended Strategies Portfolio experienced net trading gains of $661,845 attributable to the following sectors:

Agriculture	$368,180
Energy	524,280
Foreign exchange	2,577,495
Interest rates	1,469,154
Metals	(566,789)
Softs	(1,154,853)
Stock index	(2,555,622)
$661,845

The Blended Strategies Portfolio recorded a net loss during January due primarily to sharp reversals in global equity indices, foreign exchange and commodities.  These losses were partially offset by gains in the interest rate sector from both the discretionary and systematic portion of the portfolio.  The discretionary portion of the portfolio also contributed gains in currencies, which were generated by short positions in the euro as well as short crosses in the Swiss franc and Australian and New Zealand dollars.  During February, the portfolio was profitable in both systematic and discretionary trading in foreign exchange, including positions in European currencies and the Australian dollar.  Additional gains stemmed from positions in the European fixed income and industrial metals markets.  Smaller losses, from trading in global stock indices and commodities offset a portion of the month’s gains.  For the month of March, trading gains were recorded in global stock indices as equities rallied, and in energy amid falling natural gas prices. The portfolio also generated profits in foreign exchange, agriculturals and industrial metals.  Losses in the U.S. fixed income markets detracted from the portfolio's overall profits.

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
100.0%

Index

Systematic Strategies Portfolio

2011 Summary

For the three months ended March 31, 2011, the Systematic Strategies Portfolio experienced net trading losses of $986,394 attributable to the following sectors:

Agriculture	$1,626
Energy	416,891
Foreign exchange	(762,592)
Interest rates	(468,594)
Metals	332,942
Softs	329,739
Stock index	(836,406)
$(986,394)

The foreign exchange sector generated losses during the period as the U.S. dollar abruptly reversed its declining trend early in the quarter and strengthened following the release of favorable employment data.  The losses were slightly offset as trading for the remainder of quarter generated modest gains notably in commodity currencies such as the Canadian and Australian dollars.  The stock index sector also generated losses for the period despite recognizing gains in the early part of the quarter amid rising equity prices driven by improved global economic output and investor optimism.  Significant losses, notably in European indices, were recognized in March as the earthquake and tsunami in Japan generated dramatic market reversals.  Net losses were recorded in the interest rates sector predominantly from U.S. and European fixed income markets.  The portfolio was able to generate profits in the energy sector led by crude and heating oil as continued tensions in the Middle East drove energy prices higher during the period.  Gains were recognized in metals benefiting from the rising price of silver, which rose on steep demand and tight supply levels.  Gains were also recognized in other commodities (agriculture and softs) on the heels of rising prices in sugar, corn and cotton.

Brokerage, Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund.  Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value, which are discussed in detail herein.

For the three months ended March 31, 2011, Brokerage Fees increased by $235,475 or 150.9%, Advisory Fees increased by $64,750 or 30.0% and Sponsor Fees increased by $62,145 or 79.7% in the Systematic Strategies Portfolio over the corresponding period of the preceding year.   These increases are all attributable to higher net assets of the portfolio resulting from subscriptions, partially offset by redemptions and a net loss for the period. During the same period interest income decreased by $27,761 or -32.6%.  Interest was earned on free cash at an average annualized yield of 0.49% for the three months ended March 31, 2011 compared to 0.61% for the same period in 2010.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio for the period. For the three months ended March 31, 2011 Incentive Allocation increased by $3,007, compared to zero, for the corresponding period of 2010 as a result of incentive allocations made mid-quarter related to shares redeemed when the portfolio was in a period of New High Net Trading Profits.

Index

The following table illustrates the sector distribution of the Systematic Strategies Portfolio’s investments in Master Funds as of March 31, 2011 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture	5.8%
Energy	22.1%
Foreign exchange	10.6%
Interest rates	32.1%
Metals	17.0%
Softs	(4.7%)
Stock index	17.1%
100.0%
2010 Summary

For the three months ended March 31, 2010, the Systematic Strategies Portfolio experienced net trading losses of $928,016 attributable to the following sectors:

Agriculture	$192,135
Energy	55,186
Foreign exchange	108,305
Interest rates	299,889
Metals	(232,240)
Softs	(571,725)
Stock index	(779,566)
$(928,016)

The portfolio recorded a loss during January due primarily to sharp price trend reversals across virtually all macro sectors.  Specifically, losses occurred as the European equity index markets declined, while the U.S. dollar rallied against the Swiss franc, Australian and New Zealand dollars and the euro.  In the commodity sector, losses resulted as prices declined in industrial metals, crude oil and soybeans.  Smaller gains in the interest rate sector offset a portion of the month’s losses. The portfolio experienced gains in February as trends emerged in currencies and the fixed income markets.  The portfolio generated profits in foreign exchange, particularly from trading the Australian dollar, euro, yen and British pound. Similarly, a rally in the fixed income markets resulted in gains for the portfolio in European interest rates, particularly from positions in Euribor and German bond futures. The portfolio incurred smaller losses for the month from trading commodities, including sugar, corn, wheat and crude oil.  During the month of March, profits were recorded in U.S. equity indices, as well as across Asian and European equity indices.  The portfolio also experienced gains in foreign exchange, with notable profits from long positions in the Canadian and Australian dollars.  Smaller gains were recorded in commodities trading.  Losses in the U.S. and Asian fixed income markets offset a portion of the portfolio’s overall gain for the month.

Index

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

	Blended Strategies Portfolio	Systematic Strategies Portfolio
March 31, 2011	11.74%	14.45%
December 31, 2010	7.57%	7.73%
March 31, 2010	12.42%	17.40%

Index

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading.  Through March 31, 2011, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Index

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

Index

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Required.

Index

Item 4. Controls and Procedures

The Advisor’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2011.   Based on that evaluation, the Advisor’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2011.

There were no changes to the Fund’s internal controls over financial reporting during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal controls over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not Required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2011, the Fund issued 328,531.322 Units in exchange for $45,254,701 with respect to the Blended Strategies Portfolio and 107,719.285 Units in exchange for $10,986,665 with respect to the Systematic Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”).  The Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Act and Section 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Units of the Fund.

	Blended Strategies Portfolio Total Number of Units Purchased	Systematic Strategies Portfolio Total Number of Units Purchased
Period (as of)
January 1, 2011	142,576.705	71,893.007
February 1, 2011	78,277.646	15,159.142
March 1, 2011	107,676.971	20,667.136

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

Dated: May 16, 2011	GRAHAM ALTERNATIVE INVESTMENT FUND I LLC

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

		By:	/s/ Paul Sedlack
Paul Sedlack, Chief Executive Officer

		By:	/s/ Jeff Baisley
Jeff Baisley, Chief Financial Officer