Form 10-Q
period 2011-06-30
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2011-08-15
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes☐ No☐

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
Yes  No ☒

As of July 1, 2011, 641,240.61 Units of the Systematic Strategies Portfolio were outstanding.
As of July 1, 2011, 2,611,247.32 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
FORM 10-Q

EX-31.1	Certification
EX- 31.2	Certification
EX- 32. 1	Certification

Index

PART I

Item 1. Financial Statements

Graham Alternative Investment Fund I LLC

Statements of Financial Condition

	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$327,226,545	$290,023,320
Investment in Graham Alternative Investment Trading II LLC, at fair value	58,563,212	48,442,149
Redemption receivable from Graham Alternative Investment Trading LLC	637,636	1,296,065
Redemption receivable from Graham Alternative Investment Trading II LLC	1,555,524	125,284
Total assets	$387,982,917	$339,886,818

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$2,193,160	$1,421,349
Total liabilities	2,193,160	1,421,349

Members’ capital:
Blended Strategies Portfolio:
Class 0 Units (2,119,994.628 and 1,752,436.237 units issued and outstanding at $132.67 and $138.96, respectively)	281,267,194	243,511,752
Class 2 Units (427,605.316 and 409,129.824 units issued and outstanding at $107.48 and $113.68, respectively)	45,959,351	46,511,568
Total Blended Strategies Portfolio	327,226,545	290,023,320

Systematic Strategies Portfolio:
Class 0 Units (371,493.921 and 274,960.438 units issued and outstanding at $95.59 and $102.92, respectively)	35,512,953	28,297,652
Class 2 Units (251,394.349 and 202,003.861 units issued and outstanding at $91.69 and $99.72, respectively)	23,050,259	20,144,497
Total Systematic Strategies Portfolio	58,563,212	48,442,149
Total members’ capital	385,789,757	338,465,469
Total liabilities and members’ capital	$387,982,917	$339,886,818

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)
Net (loss) gain allocated from investments in other funds:
Net realized (loss) gain on investments	$(3,486,735)	$8,271,751	$(2,438,507)	$2,883,574
Net decrease in unrealized appreciation on investments	(6,570,840)	(5,714,207)	(8,823,517)	(592,201)
Net (loss) gain allocated from investments in other funds	(10,057,575)	2,557,544	(11,262,024)	2,291,373

Net investment loss allocated from investment in other funds:
Investment income:
Interest income	395,604	670,037	784,333	1,297,146

Expenses:
Brokerage fees	2,348,648	1,567,840	4,573,524	2,677,459
Advisory fees	1,988,117	1,296,525	3,861,496	2,641,004
Sponsor fees	994,059	648,261	1,930,748	1,203,071
Incentive allocation	32,173	(542)	42,993	(542)
Interest and other	49,580	24,836	58,390	35,465
Total expenses	5,412,577	3,536,920	10,467,151	6,556,457
Net investment loss allocated from investments in other funds	(5,016,973)	(2,866,883)	(9,682,818)	(5,259,311)
Net loss	$(15,074,548)	$(309,339)	$(20,944,842)	$(2,967,938)

See acompanying notes.

Index

Graham Alternative Investment Fund I LLC

Statements of Changes in Members’ Capital

For the six months ended June 30, 2011 (unaudited) and 2010 (unaudited)

	Blended Strategies Portfolio
	Class 0 Units		Class 2 Units		Total
	Units	Capital	Units	Capital	Blended Strategies Portfolio

Members’ capital, December 31, 2009	1,134,943.426	$153,850,323	300,723.739	$33,900,271	$187,750,594
Subscriptions	368,844.744	49,644,739	77,478.752	8,602,840	58,247,579
Redemptions	(86,730.660)	(11,680,951)	(33,428.352)	(3,698,323)	(15,379,274)
Net loss	–	(790,231)	–	(535,086)	(1,325,317)
Members’ capital, June 30, 2010	1,417,057.510	$191,023,880	344,774.139	$38,269,702	$229,293,582

	Blended Strategies Portfolio
	Class 0 Units		Class 2 Units		Total
	Units	Capital	Units	Capital	Blended Strategies Portfolio

Members’ capital, December 31, 2010	1,752,436.237	$243,511,752	409,129.824	$46,511,568	$290,023,320
Subscriptions	440,148.711	61,465,602	61,045.543	6,893,865	68,359,467
Redemptions	(72,590.320)	(10,130,845)	(42,570.051)	(4,761,164)	(14,892,009)
Net loss	–	(13,579,315)	–	(2,684,918)	(16,264,233)
Members’ capital, June 30, 2011	2,119,994.628	$281,267,194	427,605.316	$45,959,351	$327,226,545

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Statements of Changes in Members’ Capital (continued)

For the six months ended June 30, 2011 (unaudited) and 2010 (unaudited)

	Systematic Strategies Portfolio
	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Systematic Strategies Portfolio	Total Members’ Capital

Members’ capital, December 31, 2009	180,564.957	$18,162,877	119,035.753	$11,790,850	$29,953,727	$217,704,321
Subscriptions	56,189.672	5,378,002	64,039.248	6,069,792	11,447,794	69,695,373
Redemptions	(5,777.197)	(555,110)	(12,300.606)	(1,155,528)	(1,710,638)	(17,089,912)
Net loss	–	(875,530)	–	(767,091)	(1,642,621)	(2,967,938)
Members’ capital, June 30, 2010	230,977.432	$22,110,239	170,774.395	$15,938,023	$38,048,262	$267,341,844

	Systematic Strategies Portfolio
	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Systematic Strategies Portfolio	Total Members’ Capital

Members’ capital, December 31, 2010	274,960.438	$28,297,652	202,003.861	$20,144,497	$48,442,149	$338,465,469
Subscriptions	123,185.035	12,558,260	67,198.874	6,616,363	19,174,623	87,534,090
Redemptions	(26,651.552)	(2,635,677)	(17,808.386)	(1,737,274)	(4,372,951)	(19,264,960)
Net loss	–	(2,707,282)	–	(1,973,327)	(4,680,609)	(20,944,842)
Members’ capital, June 30, 2011	371,493.921	$35,512,953	251,394.349	$23,050,259	$58,563,212	$385,789,757

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Statements of Cash Flows

	Six Months Ended June 30,
	2011 (Unaudited)	2010 (Unaudited)
Cash flows used in operating activities
Net loss	$(20,944,842)	$(2,967,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss allocated from investment in Graham Alternative Investment Trading LLC	16,264,233	1,325,317
Net loss allocated from investment in Graham Alternative Investment Trading II LLC	4,680,609	1,642,621
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	15,550,438	15,106,144
Proceeds from sale of investments in Graham Alternative Investment Trading II LLC	2,942,711	1,710,638
Investments in Graham Alternative Investment Trading LLC	(68,359,467)	(58,247,579)
Investments in Graham Alternative Investment Trading II LLC	(19,174,623)	(11,447,794)
Net cash used in operating activities	(69,040,941)	(52,878,591)

Cash flows provided by financing activities
Subscriptions	87,534,090	69,695,373
Redemptions	(18,493,149)	(16,816,782)
Net cash provided by financing activities	69,040,941	52,878,591

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See     See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements

June 30, 2011

1.  Organization and Business

Graham Alternative Investment Fund I LLC (the “Fund”) was formed on May 16, 2006, commenced operations on August 1, 2006 and is organized as a Delaware Limited Liability Company (“LLC”). The Fund offers investors Class 0 and Class 2 shares of a Blended Strategies Portfolio, and Class 0 and Class 2 shares of a Systematic Strategies Portfolio.  The Fund invests all of its Blended Strategies Portfolio assets dedicated to trading in Graham Alternative Investment Trading LLC (“GAIT”), a Delaware LLC formed on May 16, 2006 and commenced operations on August 1, 2006.  The Fund invests all of its Systematic Strategies Portfolio assets dedicated to trading in Graham Alternative Investment Trading II LLC (“GAIT II”), a Delaware LLC which was formed on July 16, 2008 and commenced operations on January 4, 2009. GAIT and GAIT II (collectively “the GAIT Funds”) invest in various master trading vehicles (“Master Funds”), all of which are managed by Graham Capital Management, L.P. (the “Advisor” or “Manager”).  The Manager is the manager and the sole investment advisor of the GAIT Funds and the Fund. The Manager is registered as a Commodity Pool Operator and Commodity Trading Advisor with the Commodity Futures Trading Commission and is a member of the National Futures Association.  The Fund is registered as a reporting company under the Securities Exchange Act of 1934.

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

Amounts included in the financial statements and accompanying notes related to June 30, 2011 and 2010 and the three and six month periods then ended are unaudited.  Amounts included herein as of December 31, 2010 have been taken from the December 31, 2010 audited financial statements and accompanying notes of the Fund.

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

At June 30, 2011 and December 31, 2010, the Fund owned 65.38% and 64.92%, respectively of GAIT, and 67.78% and 69.42%, respectively of GAIT II.

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

The Fund reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  In accordance with this hierarchy, the Fund’s investments in the GAIT Funds have been classified as a Level 2 valuation.  There were no Level 3 assets or liabilities held at any point during the six months ended June 30, 2011 or the twelve months ended December 31, 2010 by the GAIT Funds, the Master Funds, or Graham Cash Assets LLC, and there were no transfers between Level 1 and Level 2 during those periods.  Transfers between levels are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

Redemption Fees

Class 2 Units are subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Class 0 Units are not subject to a redemption fee. Redemption fees are payable to the Manager upon redemption of Units from the proceeds of such redemption.  Redemption fees of $2,478 and $8,693 were paid to the Manager for the six months ended June 30, 2011 and 2010, respectively, and are included as redemptions in the statements of changes in members’ capital.

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

Index

Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements (continued)

6. Related Party Transactions

The Manager, due to its relationship with its affiliates, may enter into certain related party transactions.

7. Financial Highlights

The following is the per Unit operating performance calculation for the three month periods ended June 30, 2011 and 2010:

	Blended Strategies Portfolio		Systematic Strategies Portfolio
	Class 0	Class 2	Class 0	Class 2
Per share operating performance
Net asset value per unit, March 31, 2010	$134.58	$111.36	$96.29	$94.35
Net gain (loss):
Net investment loss	(1.67)	(1.80)	(1.17)	(1.58)
Net gain on investments	1.89	1.44	0.60	0.56
Net gain (loss)	0.22	(0.36)	(0.57)	(1.02)
Net asset value per unit, June 30, 2010	$134.80	$111.00	$95.72	$93.33

Net asset value per unit, March 31, 2011	$137.45	$111.91	$100.08	$96.48
Net loss:
Net investment loss	(1.55)	(1.87)	(1.26)	(1.74)
Net loss on investments	(3.23)	(2.56)	(3.23)	(3.05)
Net loss	(4.78)	(4.43)	(4.49)	(4.79)
Net asset value per unit, June 30, 2011	$132.67	$107.48	$95.59	$91.69

The following represents ratios to average members’ capital and total return for the three month periods ended June 30, 2011 and 2010 for the Blended Strategies Portfolio:

	Blended Strategies Portfolio
	Class 0		Class 2
	2011	2010	2011	2010

Total return before Incentive Allocation	(3.48)%	0.16%	(3.96)%	(0.31)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(3.48)%	0.16%	(3.96)%	(0.31)%

Net investment loss before Incentive Allocation	(1.13)%	(1.04)%	(1.67)%	(1.55)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(1.13)%	(1.04)%	(1.67)%	(1.55)%

Total expenses before Incentive Allocation	1.55%	1.30%	2.06%	1.81%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	1.55%	1.30%	2.06%	1.81%

Index

Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements (continued)

7. Financial Highlights (continued)

The following represents ratios to average members’ capital and total return for the three month periods ended June 30, 2011 and 2010 for the Systematic Strategies Portfolio:

	Systematic Strategies Portfolio
	Class 0		Class 2
	2011	2010	2011	2010

Total return before Incentive Allocation	(4.49)%	(0.52)%	(4.96)%	(1.03)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(4.49)%	(0.52)%	(4.96)%	(1.03)%

Net investment loss before Incentive Allocation	(1.26)%	(1.03)%	(1.80)%	(1.59)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(1.26)%	(1.03)%	(1.80)%	(1.59)%

Total expenses before Incentive Allocation	1.46%	1.28%	1.99%	1.85%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	1.46%	1.28%	1.99%	1.85%

The following is the per Unit operating performance calculation for the six month periods ended June 30, 2011 and 2010:

	Blended Strategies Portfolio		Systematic Strategies Portfolio
	Class 0	Class 2	Class 0	Class 2
Per share operating performance
Net asset value per unit, December 31, 2009	$135.56	$112.73	$100.59	$99.05
Net loss:
Net investment loss	(3.21)	(3.55)	(2.28)	(3.06)
Net gain (loss) on investments	2.45	1.82	(2.59)	(2.66)
Net loss	(0.76)	(1.73)	(4.87)	(5.72)
Net asset value per unit, June 30, 2010	$134.80	$111.00	$95.72	$93.33

Net asset value per unit, December 31, 2010	$138.96	$113.68	$102.92	$99.72
Net loss:
Net investment loss	(2.82)	(3.44)	(2.31)	(3.24)
Net loss on investments	(3.47)	(2.76)	(5.02)	(4.79)
Net loss	(6.29)	(6.20)	(7.33)	(8.03)
Net asset value per unit, June 30, 2011	$132.67	$107.48	$95.59	$91.69

Index

Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements (continued)

7. Financial Highlights (continued)

The following represents ratios to average members’ capital and total return for the six month periods ended June 30, 2011 and 2010 for the Blended Strategies Portfolio:

	Blended Strategies Portfolio
	Class 0		Class 2
	2011	2010	2011	2010

Total return before Incentive Allocation	(4.52)%	(0.56)%	(5.44)%	(1.53)%
Incentive Allocation	(0.01)	0.00	(0.01)	0.00
Total return after Incentive Allocation	(4.53)%	(0.56)%	(5.45)%	(1.53)%

Net investment loss before Incentive Allocation	(2.02)%	(2.01)%	(3.02)%	(3.05)%
Incentive Allocation	(0.01)	0.00	(0.01)	0.00
Net investment loss after Incentive Allocation	(2.03)%	(2.01)%	(3.03)%	(3.05)%

Total expenses before Incentive Allocation	2.55%	2.55%	3.57%	3.59%
Incentive Allocation	0.01	0.00	0.01	0.00
Total expenses after Incentive Allocation	2.56%	2.55%	3.58%	3.59%

The following represents ratios to average members’ capital and total return for the six month periods ended June 30, 2011 and 2010 for the Systematic Strategies Portfolio:

	Systematic Strategies Portfolio
	Class 0		Class 2
	2011	2010	2011	2010

Total return before Incentive Allocation	(7.11)%	(4.84)%	(8.04)%	(5.78)%
Incentive Allocation	(0.01)	0.00	(0.01)	0.00
Total return after Incentive Allocation	(7.12)%	(4.84)%	(8.05)%	(5.78)%

Net investment loss before Incentive Allocation	(2.23)%	(2.02)%	(3.24)%	(3.08)%
Incentive Allocation	(0.01)	0.00	(0.01)	0.00
Net investment loss after Incentive Allocation	(2.24)%	(2.02)%	(3.25)%	(3.08)%

Total expenses before Incentive Allocation	2.58%	2.55%	3.63%	3.61%
Incentive Allocation	0.01	0.00	0.01	0.00
Total expenses after Incentive Allocation	2.59%	2.55%	3.64%	3.61%

Index

Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements (continued)

7. Financial Highlights (continued)

Total return is calculated for Class 0 and Class 2 Units taken as a whole and has not been annualized. Total return is calculated as the change in total members’ capital adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include amounts from the Fund and amounts allocated from the GAIT Funds. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. The net investment loss and total expense ratios are computed based upon the weighted average of members’ capital for Class 0 and Class 2 Units of the Fund for the three and six month periods ended June 30, 2011 and 2010.

8.  Subsequent Events

The Fund had subscriptions of approximately $14.1 million and redemptions of approximately $3.2 million through August 15, 2011, the date through which subsequent events were evaluated by management.  These amounts have not been included in the financial statements.

Index

Unaudited Financial Statements Graham Alternative Investment Trading LLC For the periods from January 1, 2011 to June 30, 2011 and January 1, 2010 to June 30, 2010

Index

Graham Alternative Investment Trading LLC

Statements of Financial Condition

	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)
Assets
Investments in Master Funds, at fair value	$75,515,943	$43,910,786
Investment in Graham Cash Assets LLC, at fair value	428,889,551	409,389,656
Commission reimbursements receivable	533,202	278,469
Receivable from Master Funds	63	–
Total assets	$504,938,759	$453,578,911

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$2,259,642	$4,817,403
Accrued brokerage fees	955,186	894,187
Accrued advisory fees	828,548	768,947
Accrued sponsor fees	414,274	384,474
Payable to Master Funds	–	61
Total liabilities	4,457,650	6,865,072

Members’ capital:
Class 0 Units (3,190,733.255 and 2,685,172.128 units issued and outstanding at $132.67 and $138.96 per unit, respectively)	423,325,876	373,121,130
Class 2 Units (709,816.548 and 639,582.657 units issued and outstanding at $107.48 and $113.68 per unit, respectively)	76,291,640	72,710,381
Class M Units (4,671.470 and 4,671.470 units issued and outstanding at $184.86 and $188.88 per unit, respectively)	863,593	882,328
Total members’ capital	500,481,109	446,713,839
Total liabilities and members’ capital	$504,938,759	$453,578,911

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	June 30, 2011 (Unaudited)		December 31, 2010 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$12,525,822	2.50%	$7,603,525	1.70%
Graham Discretionary Energy Trading III LLC	3,878,740	0.78%	1,690,592	0.38%
Graham Energy Focus LLC	5,005,105	1.00%	-	0.00%
Graham Fed Policy Ltd.	7,848,747	1.57%	6,709,637	1.50%
Graham Global Monetary Policy LLC	12,535,173	2.50%	3,566,013	0.80%
Graham K4D Trading Ltd.	32,163,149	6.43%	24,030,670	5.38%
Graham Macro Directional LLC	1,559,207	0.31%	268,357	0.06%
Graham Short Term Global Macro LLC	-	0.00%	41,992	0.01%
Total investments in Master Funds	$75,515,943	15.09%	$43,910,786	9.83%

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Statements of Operations and Managing Member Allocation

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)
Net (loss) gain allocated from investments in Master Funds:
Net realized (loss) gain on investments	$(4,583,377)	$10,861,643	$(1,164,783)	$5,442,218
Net (decrease) increase in unrealized appreciation on investments	(7,541,929)	(6,537,671)	(11,306,518)	300,665
Brokerage commissions and fees	(1,296,235)	(559,230)	(2,546,312)	(1,055,494)
Net (loss) gain allocated from investments in Master Funds	(13,421,541)	3,764,742	(15,017,613)	4,687,389

Net investment loss allocated from investments in Master Funds	(39,216)	(18,301)	(56,587)	(29,476)

Investment income:
Interest income	498,565	466,353	1,013,711	881,848
Total investment income	498,565	466,353	1,013,711	881,848

Expenses:
Brokerage fees	2,954,528	2,017,330	5,755,634	3,803,623
Advisory fees	2,561,166	1,728,881	4,982,119	3,250,025
Sponsor fees	1,280,583	864,441	2,491,059	1,625,013
Interest and other	13,947	21,525	18,504	26,272
Commission reimbursements	(1,296,235)	(559,230)	(2,546,312)	(1,055,494)
Total expenses	5,513,989	4,072,947	10,701,004	7,649,439
Net investment loss of the Fund	(5,015,424)	(3,606,594)	(9,687,293)	(6,767,591)

Net (loss) gain	(18,476,181)	139,847	(24,761,493)	(2,109,678)

Incentive allocation	(41,791)	(5,692)	(51,877)	(5,692)

Net (loss) gain available for pro-rata allocation to all members	$(18,517,972)	$134,155	$(24,813,370)	$(2,115,370)

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Statements of Changes in Members’ Capital

For the six months ended June 30, 2011 (unaudited) and 2010 (unaudited)

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2009	1,851,259.271	$250,952,480	462,314.824	$52,116,241	4,671.470	$813,191	$303,881,912
Subscriptions	471,832.723	63,434,694	85,370.021	9,475,064	–	–	72,909,758
Redemptions	(120,387.526)	(16,140,186)	(34,035.318)	(3,760,613)	–	(5,692)	(19,906,491)
Incentive allocation	–	–	–	–	–	5,692	5,692
Net income (loss)	–	(1,315,333)	–	(815,934)	–	15,897	(2,115,370)
Members’ capital, June 30, 2010	2,202,704.468	$296,931,655	513,649.527	$57,014,758	4,671.470	$829,088	$354,775,501

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2010	2,685,172.128	$373,121,130	639,582.657	$72,710,381	4,671.470	$882,328	$446,713,839
Subscriptions	615,242.795	85,834,953	128,144.215	14,467,508	–	–	100,302,461
Redemptions	(109,681.668)	(15,236,183)	(57,910.324)	(6,485,638)	–	(51,877)	(21,773,698)
Incentive allocation	–	(44,314)	–	(7,563)	–	51,877	–
Net loss	–	(20,349,710)	–	(4,393,048)	–	(18,735)	(24,761,493)
Members’ capital, June 30, 2011	3,190,733.255	$423,325,876	709,816.548	$76,291,640	4,671.470	$863,593	$500,481,109

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Statements of Cash Flows

	Six Months Ended June 30,
	2011 (Unaudited)	2010 (Unaudited)
Cash flows used in operating activities
Net loss	$(24,761,493)	$(2,109,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss (income) allocated from investment in Master Funds	15,074,200	(4,657,913)
Net income allocated from investment in Graham Cash Assets LLC	(1,013,711)	(881,848)
Proceeds from sale of investments in Master Funds	408,360,589	158,020,631
Proceeds from sale of investments in Graham Cash Assets LLC	346,064,942	119,399,171
Investments in Master Funds	(455,040,070)	(155,786,795)
Investments in Graham Cash Assets LLC	(364,551,126)	(167,298,780)
Changes in assets and liabilities:
Commission reimbursements receivable	(254,733)	(27,276)
Accrued brokerage fees	60,999	73,092
Accrued advisory fees	59,601	67,466
Accrued sponsor fees	29,800	33,734
Accrued incentive allocation	-	(335,900)
Net cash used in operating activities	(75,971,002)	(53,504,096)

Cash flows provided by financing activities
Subscriptions	100,302,461	72,909,758
Redemptions	(24,331,459)	(19,405,706)
Net cash provided by financing activities	75,971,002	53,504,052

Net decrease in cash and cash equivalents	-	(44)

Cash and cash equivalents, beginning of period	-	49
Cash and cash equivalents, end of period	$-	$5

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

June 30, 2011

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

Amounts included in the financial statements and accompanying notes related to June 30, 2011 and 2010 and the three and six month periods then ended are unaudited.  Amounts included herein as of December 31, 2010 have been taken from the December 31, 2010 audited financial statements and accompanying notes of GAIT.

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

GAIT reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  In accordance with this hierarchy, GAIT’s investments in Master Funds and Graham Cash Assets LLC (“GCA”) have been classified as Level 2.  These investments are discussed in Notes 3 and 4.  There were no Level 3 assets or liabilities held at any point during the six months ended June 30, 2011 or the twelve months ended December 31, 2010 by the Master Funds or GCA, and there were no transfers between Level 1 and Level 2 during those periods. Transfers between levels are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

3. Investments in Master Funds

As of June 30, 2011 and December 31, 2010, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members’ capital are individually identified, while smaller investments are aggregated under the caption “Other Master Funds.”  The number of Master Funds included in each aggregated category is disclosed parenthetically next to each name.  All of the Master Funds and GAIT are related parties.   The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

June 30, 2011
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Loss (three months then ended)	Net Loss (six months then ended)

Graham K4D Trading Ltd. – (a)	6.43%	$32,163,149	$(10,254,289)	$(16,745,050)
Other Master Funds (8) – (b) (c) (d) (e)	8.66	43,352,794	(3,206,468)	1,670,850
	15.09%	$75,515,943	$(13,460,757)	$(15,074,200)

December 31, 2010
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (three months ended June 30, 2010)	Net Income (six months ended June 30, 2010)

Graham K4D Trading Ltd. – (a)	5.38%	$24,030,670	$563,414	$(4,109,849)
Other Master Funds (7) – (b) (c) (d) (e)	4.45%	19,880,116	3,183,027	8,767,762
	9.83%	$43,910,786	$3,746,441	$4,657,913

(a) – Systematic Macro	(b) – Fixed Income	(c) – Global Macro	(d) – Energy Related	(e) – Commodities

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of June 30, 2011:

	Graham Commodity Strategies LLC (Delaware)	Graham Discretionary Energy Trading III LLC (Delaware)	Graham Energy Focus LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)
Assets:
Due from brokers	$59,101,338	$28,270	$11,094,654	$22,853,905	$99,178,969	$283,838,709	$8,188,677
Options, at fair value	-	15,666,450	9,247,750	20,589,479	51,109	-	-
Derivative financial instruments, at fair value	17,115,826	11,032,266	4,451,835	9,311,469	1,643,750	3,440,679	-
Subscriptions receivable	-	-	-	2	120	405	-
Total assets	76,217,164	26,726,986	24,794,239	52,754,855	100,873,948	287,279,793	8,188,677

Liabilities:
Options, at fair value	-	-	4,954,950	8,214,512	-	-	-
Derivative financial instruments, at fair value	-	-	-	-	1,982,759	23,014,910	773,694
Due to brokers	-	5,011,839	-	27,540	609,562	546,447	294,519
Redemptions payable	-	-	-	145	-	405	-
Total liabilities	-	5,011,839	4,954,950	8,242,197	2,592,321	23,561,762	1,068,213
Net assets	$76,217,164	$21,715,147	$19,839,289	$44,512,658	$98,281,627	$263,718,031	$7,120,464

Percentage of Master Fund held by the Fund	16.43%	17.86%	25.23%	17.63%	12.75%	12.20%	21.90%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2011.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC
Long contracts
Futures
Brent Crude Penultimate Financial December 2011	897	$12,161,200	15.96%
Brent Crude Penultimate Financial June 2012	200	5,596,000	7.34%
Gasoline RBOB August 2011	1,509	4,541,439	5.96%
Other Gasoline RBOB October 2011 – December 2012	625	446,985	0.59%
LME Aluminum September 2011	3,897	(5,595,069)	(7.34)%
LME Copper September 2011	1,060	8,018,844	10.52%
LME Lead September 2011	2,012	5,562,176	7.30%
LME Nickel September 2011	920	5,053,380	6.63%
LME Zinc September 2011	3,816	9,549,780	12.53%
Natural Gas January 2012	2,560	(5,067,610)	(6.65)%
Other Natural Gas January 2013	125	(299,230)	(0.39)%
Wheat CBT December 2011	2,929	(23,744,813)	(31.15)%
Wheat KCB December 2011	1,184	(11,326,613)	(14.86)%
Other Wheat September 2011 – March 2012	589	(5,394,950)	(7.08)%
WTI Crude October 2011	1,385	6,108,400	8.01%
WTI Crude December 2013	1,370	4,195,600	5.50%
Other WTI Crude September 2011 – January 2014	4,212	184,490	0.24%
Other commodity		(3,731,413)	(4.90)%
Total futures		6,258,596	8.21%

Swaps
Gasoline December 2011	27	6,500,250	8.53%
Total swaps		6,500,250	8.53%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

 3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2011.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC (continued)
Short contracts
Futures
Brent Crude Penultimate Financial December 2012	(1,097)	$(17,745,770)	(23.28)%
Heating Oil August 2011 – December 2011	(3,093)	(4,870,177)	(6.39)%
LME Aluminum September 2011	(4,093)	6,352,797	8.34%
LME Copper September 2011	(983)	(6,371,981)	(8.36)%
Other LME Lead September 2011	(1,685)	(3,608,573)	(4.73)%
LME Nickel September 2011	(900)	(4,755,864)	(6.24)%
LME Zinc September 2011	(3,892)	(9,297,231)	(12.20)%
Natural Gas August 2011 – October 2012	(3,161)	4,149,650	5.44%
Wheat September 2011	(2,084)	24,297,875	31.88%
Wheat July 2012	(1,859)	17,815,313	23.37%
Other Wheat March 2012	(247)	2,489,625	3.27%
WTI Crude August 2011	(1,565)	(6,124,220)	(8.04)%
WTI Crude December 2011	(2,618)	5,586,040	7.33%
WTI Crude December 2014	(1,000)	(4,210,000)	(5.52)%
Other WTI Crude March 2012 – June 2013	(1,000)	300,000	0.39%
Other commodity		6,437,996	8.45%
Total futures		10,445,480	13.71%

Swaps
Gasoline June 2012	(27)	(6,088,500)	(7.99)%
Total swaps		(6,088,500)	(7.99)%

Total		$17,115,826	22.46%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

 3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2011.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Discretionary Energy Trading III LLC
Long contracts
Futures
Gas Oil December 2011 – December 2012	500	$1,418,750	6.53%
Natural Gas November 2011	2,917	(7,441,120)	(34.27)%
Natural Gas December 2011	3,417	(8,565,570)	(39.45)%
Other Natural Gas August 2011	55	65,450	0.30%
Globex Crude Oil December 2011	500	6,105,000	28.11%
Other WTI Crude August 2011 – December 2011	1,128	1,429,640	6.59%
Other commodity		593,082	2.74%
Total futures		(6,394,768)	(29.45)%

Options
Crude Oil Future August 2011, $100.00 Put	800	4,128,000	19.01%
Other Crude Oil Future August 2011 - September 2011, $100.00 - $115.00 Call	1,350	272,000	1.25%
Other Crude Oil Future August 2011, $85.00 - $90.00 Put	675	258,000	1.19%
Crude Oil Calendar Spread Option, August 2011 - March 2012 $(0.25) - $(1.00) Put	20,000	5,820,000	26.80%
Natural Gas October 2011, $4.50 Call	1,000	2,785,000	12.83%
Gasoline RBOB August 2011, $305.00 Call	750	1,581,300	7.28%
Other Gasoline RBOB August 2011, $280.00 Put	750	822,150	3.79%
Total options		15,666,450	72.15%

Swaps
Natural Gas April 2012	2,600	(1,632,000)	(7.52)%
Other Natural Gas October 2011 - January 2012	3,600	(1,168,950)	(5.38)%
Total swaps		(2,800,950)	(12.90)%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

 3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2011.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Discretionary Energy Trading III LLC (continued)
Short contracts
Futures
Gas Oil June 2011	(500)	$(1,437,500)	(6.62)%
Natural Gas October 2011	(2,655)	7,093,790	32.67%
Natural Gas January 2012	(3,560)	9,075,100	41.79%
Other Natural Gas April 2012	(300)	652,050	3.00%
WTI Crude ICE December 2011	(750)	4,948,560	22.79%
Other WTI Crude ICE August 2011 – June 2012	(100)	(1,659,530)	(7.64)%
Other commodity		(1,076,706)	(4.96)%
Total futures		17,595,764	81.03%

Swaps
Natural Gas October 2011	(4,476)	2,632,220	11.11%
Natural Gas April 2012	(1,400)	220,000	1.01%
Total swaps		2,632,220	12.12%

Total		$26,698,716	122.95%

Index

 Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2011.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Energy Focus LLC
Long contracts
Futures
Natural Gas November 2011	260	$(1,070,540)	(5.40)%
Other Natural Gas April 2012	941	(739,680)	(3.73)%
Other commodity		804,922	4.06%
Total futures		(1,005,298)	(5.07)%

Options
Natural Gas October 2011, $4.50 Call	400	1,114,000	5.61%
Natural Gas November 2011 - March 2012, $4.70 - $4.80 Call	700	2,650,300	13.36%
Natural Gas August 2011 - October 2012, $4.50 - $4.90 Put	1,200	4,687,450	23.63%
Other commodity		796,000	4.01%
Total options		9,247,750	46.61%

Swaps
Natural Gas November 2011	1,860	(1,223,250)	(6.16)%
Natural Gas January 2012	7,454	(3,441,370)	(17.35)%
Other Natural Gas August 2011 – December 2013	12,647	(939,850)	(4.74)%
Total swaps		(5,604,470)	(28.25)%

Short contracts
Futures
Natural Gas October 2011	(1,055)	4,123,630	20.78%
Natural Gas December 2011	(2,240)	6,364,690	32.08%
Other Natural Gas August 2011 – March 2012	(1,204)	272,940	1.38%
Other commodity		(1,045,965)	(5.27)%
Total futures		9,715,295	48.97%

Options
Natural Gas August 2011 - October 2012, $4.15 - $6.50 Call	(3,150)	(2,379,550)	(11.99)%
Natural Gas October 2011 - March 2012, $4.00 - $4.25 Call	(1,650)	(2,100,800)	(10.59)%
Other commodity		(474,600)	(2.39)%
Total options		(4,954,950)	(24.97)%

Swaps
Natural Gas December 2011	(2,431)	1,379,328	6.95%
Other Natural Gas August 2011 – December 2012	(6,637)	(33,020)	(0.16)%
Total swaps		1,346,308	6.79%

Total		$8,744,635	44.08%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

 3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2011.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Fed Policy Ltd.
Long contracts
Futures
30 Day Fed Fund July 2011	7,641	$3,162,024	7.10%
30 Day Fed Fund August 2011	8,213	4,263,966	9.58%
Other 30 Day Fed Fund June 2011 – June 2012	11,118	1,915,002	4.30%
Total futures		9,340,992	20.98%

Options
Eurodollar September 2011, $99.63 Call	15,000	3,375,000	7.58%
Eurodollar March 2012, $99.63 Call	17,250	3,018,750	6.78%
Fed Fund futures July 2011, $99.81 Call	6,750	2,531,453	5.69%
Fed Fund futures August 2011, $99.81 Call	8,967	2,615,584	5.88%
Fed Fund futures September 2011, $99.81 Call	14,380	3,145,877	7.07%
Fed Fund futures July 2011 - December 2011, $99.75 - $99.88 Put	41,800	3,725,558	8.37%
Other Fed Fund futures August 2011 – December 2011, $99.75 -$99.88 Call	11,625	2,177,257	4.89%
Total options		20,589,479	46.26%

Short contracts
Futures
Interest rate		(29,523)	(0.07)%
Total futures		(29,523)	(0.07)%

Options
Fed Fund futures July 2011 - December 2011, $99.88 Call	(76,616)	(4,683,354)	(10.52)%
Fed Fund futures July 2011 - January 2012, $99.75 - $99.81 Put	(78,925)	(2,106,158)	(4.73)%
Other interest rate futures		(1,425,000)	(3.20)%
Total options		(8,214,512)	(18.45)%

Total		$21,686,436	48.72%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

 3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2011.

Description	Fair Value	Percentage of Net Assets of Master Fund
Graham Global Monetary Policy LLC
Long contracts
Futures
Commodity	$(1,798,730)	(1.83)%
Interest rate	2,631,128	2.68%
U.S. bond	(374,234)	(0.38)%
Total futures	458,164	0.47%

Options
Foreign currency	51,109	0.05%
Total options	51,109	0.05%

Forwards
Foreign currency	1,008,468	1.03%
Total forwards	1,008,468	1.03%

Short contracts
Futures
Commodity	1,715,360	1.74%
Foreign bond	1,128,704	1.15%
Interest rate	(3,522,264)	(3.58)%
Total futures	(678,200)	(0.69)%

Forwards
Foreign currency	(1,127,441)	(1.15)%
Total forwards	(1,127,441)	(1.15)%

Total	$(287,900)	(0.29)%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

 3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2011.

Description	Principal Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Long contracts
Futures
U.S. bond		$(11,253,047)	(4.27)%
Foreign bond		(8,536,516)	(3.24)%
U.S. index		10,415,895	3.95%
Foreign index		5,025,773	1.91%
Commodity		(1,129,857)	(0.43)%
Interest rate		(1,020,274)	(0.39)%
Currency		1,073,226	0.41%
Total futures		(5,424,800)	(2.06)%

Forwards
Australian dollar / U.S. dollar 07/20/11	AUD 1,432,785,322	22,045,147	8.36%
Canadian dollar / U.S. dollar 07/20/11	CAD 2,209,264,516	36,133,104	13.70%
Euro / British Pound 07/20/11	EUR 593,576,554	16,041,091	6.08%
Euro / U.S. dollar 07/20/11	EUR 1,461,054,451	24,106,386	9.14%
British Pound / U.S. dollar 07/20/11	GBP 1,359,056,576	(17,816,018)	(6.75)%
Other foreign currency		37,053,409	14.05%
Total forwards		117,563,119	44.58%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2011.

Description	Principal Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Short contracts
Futures
Foreign bond		$(239,058)	(0.09)%
Foreign index		(5,079,843)	(1.93)%
Commodity		(7,688,784)	(2.91)%
Interest rate		(3,830,906)	(1.45)%
Currency		(742,175)	(0.28)%
Total futures		(17,580,766)	(6.66)%

Forwards
Australian dollar / U.S. dollar 07/20/11	AUD (1,125,059,422)	(16,044,568)	(6.08)%
Canadian dollar / U.S. dollar 07/20/11	CAD (1,981,126,320)	(31,811,387)	(12.06)%
Euro / British Pound 07/20/11	EUR (558,464,789)	(14,336,007)	(5.44)%
Euro / U.S. dollar 07/20/11	EUR (1,431,692,261)	(23,528,161)	(8.92)%
British Pound / U.S. dollar 07/20/11	GBP (1,374,602,354)	13,699,004	5.19%
Other foreign currency		(42,110,665)	(15.97)%
Total forwards		(114,131,784)	(43.28)%

Total		$(19,574,231)	(7.42)%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2011.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Macro Directional LLC
Long contracts
Futures
Australian 3 Year Bond September 2011	4,950	$515,627	7.24%
Euro Bund September 2011	750	(1,245,133)	(17.49)%
Total futures		(729,506)	(10.25)%

Forwards
Foreign currency		29,294	0.41%
Total forwards		29,294	0.41%

Short contracts
Forwards
Foreign currency		(73,482)	(1.03)%
Total forwards		(73,482)	(1.03)%

Total		$(773,694)	(10.87)%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3.      Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of June 30, 2011:

	Graham Commodity Strategies LLC	Graham Discretionary Energy Trading III LLC	Graham Energy Focus LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC
Long Contracts
Level 1:
U.S. bond futures	$-	$-	$-	$-	$(374,234)	$(11,253,047)	$-
Foreign bond futures	-	-	-	-	-	(8,536,516)	(729,506)
U.S. index futures	-	-	-	-	-	10,415,895	-
Foreign index futures	-	-	-	-	-	5,025,773	-
Commodity futures	6,258,596	(6,832,218)	(1,005,298)	-	(1,798,730)	(1,129,857)	-
Commodity futures options	-	15,666,450	9,247,750	-	-	-	-
Commodity swaps	6,500,250	(2,363,500)	(5,604,470)	-	-	-	-
Interest rate futures	-	-	-	9,340,992	2,631,128	(1,020,274)	-
Interest rate futures options	-	-	-	20,589,479	-	-	-
Currency futures	-	-	-	-	-	1,073,226	-
Total Level 1	12,758,846	6,470,732	2,637,982	29,930,471	458,164	(5,424,800)	(729,506)

Level 2:
Foreign currency forwards	-	-	-	-	1,008,468	117,563,119	29,294
Foreign currency options	-	-	-	-	51,109	-	-
Total Level 2	-	-	-	-	1,059,577	117,563,119	29,294
Total long contracts	$12,758,846	$6,470,732	$2,637,982	$29,930,471	$1,517,741	$112,138,319	$(700,212)

Short Contracts
Level 1:
Foreign bond futures	$-	$-	$-	$-	$1,128,704	$(239,058)	$-
Foreign index futures	-	-	-	-	-	(5,079,843)	-
Commodity futures	10,445,480	17,815,764	9,715,295	-	1,715,360	(7,688,784)	-
Commodity futures options	-	-	(4,954,950)	-	-	-	-
Commodity swaps	(6,088,500)	2,412,220	1,346,308	-	-	-	-
Interest rate futures	-	-	-	(29,523)	(3,522,264)	(3,830,906)	-
Interest rate futures options	-	-	-	(8,214,512)	-	-	-
Currency futures	-	-	-	-	-	(742,175)	-
Total Level 1	4,356,980	20,227,984	6,106,653	(8,244,035)	(678,200)	(17,580,766)	-

Level 2:
Foreign currency forwards	-	-	-	-	(1,127,441)	(114,131,784)	(73,482)
Total Level 2	-	-	-	-	(1,127,441)	(114,131,784)	(73,482)
Total short contracts	$4,356,980	$20,227,984	$6,106,653	$(8,244,035)	$(1,805,641)	$(131,712,550)	$(73,482)

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at June 30, 2011 categorized by primary underlying risk.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting.  Amounts presented below as collateral balances supporting all derivative positions are included in due from / (to) brokers on the respective Master Fund’s statement of financial position.

	Graham Commodity Strategies LLC						Graham Discretionary Energy Trading III LLC
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$3,129,999,827	38,933	$(3,067,357,829)	(40,036)	$140,494,929	$(123,790,853)	$584,755,077	10,454	$(533,743,744)	(10,864)	$31,608,843	$(20,625,297)
Swaps	25,359,750	27	(25,481,250)	(27)	6,500,250	(6,088,500)	55,587,500	4,800	(49,594,080)	(4,476)	2,412,220	(2,363,500)
	3,155,359,577	38,960	(3,092,839,079)	(40,063)	146,995,179	(129,879,353)	640,342,577	15,254	(583,337,824)	(15,340)	34,021,063	(22,988,797)

Equity price
Futures	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-	-	-

Foreign currency exchange rate
Futures	-	-	-	-	-	-	-	-	-	-	-	-
Forwards	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-	-	-

Interest rate
Futures	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-	-	-
Total	$3,155,359,577	38,960	$(3,092,839,079)	(40,063)	$146,995,179	$(129,879,353)	$640,342,577	15,254	$(583,337,824)	(15,340)	$34,021,063	$(22,988,797)

Collateral balances supporting all derivative positions						$59,101,338						$(4,983,569)

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at June 30, 2011 categorized by primary underlying risk.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting. Amounts presented below as collateral balances supporting all derivative positions are included in due from / (to) brokers on the respective Master Fund’s statement of financial position.

	Graham Energy Focus LLC						Graham Fed Policy Ltd.
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$131,417,718	3,454	$(267,852,450)	(6,117)	$12,455,625	$(3,745,628)	$-	-	$-	-	$-	$-
Swaps	260,296,748	21,961	(106,125,213)	(9,068)	3,084,846	(7,343,008)	-	-	-	-	-	-
	391,714,466	25,415	(373,977,663)	(15,185)	15,540,471	(11,088,636)	-	-	-	-	-	-

Equity price
Futures	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-	-	-

Foreign currency exchange rate
Futures	-	-	-	-	-	-	-	-	-	-	-	-
Forwards	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-	-	-

Interest rate
Futures	-	-	-	-	-	-	11,222,846,646	26,972	(901,209,799)	(2,170)	9,340,992	(29,523)
	-	-	-	-	-	-	11,222,846,646	26,972	(901,209,799)	(2,170)	9,340,992	(29,523)
Total	$391,714,466	25,415	$(373,977,663)	(15,185)	$15,540,471	$(11,088,636)	$11,222,846,646	26,972	$(901,209,799)	(2,170)	$9,340,992	$(29,523)

Collateral balances supporting all derivative positions						$11,094,654						$22,826,365

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at June 30, 2011 categorized by primary underlying risk.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting. Amounts presented below as collateral balances supporting all derivative positions are included in due from / (to) brokers on the respective Master Fund’s statement of financial position.

	Graham Global Monetary Policy LLC						Graham K4D Trading Ltd.
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$46,492,000	650	$(23,695,000)	(500)	$1,715,360	$(1,798,730)	$1,345,596,497	15,854	$(758,255,780)	(12,860)	$28,003,129	$(36,821,770)
	46,492,000	650	(23,695,000)	(500)	1,715,360	(1,798,730)	1,345,596,497	15,854	(758,255,780)	(12,860)	28,003,129	(36,821,770)

Equity price
Futures	-	-	-	-	-	-	476,877,253	6,819	(263,048,422)	(4,747)	15,441,668	(5,079,843)
	-	-	-	-	-	-	476,877,253	6,819	(263,048,422)	(4,747)	15,441,668	(5,079,843)

Foreign currency exchange rate
Futures	-	-	-	-	-	-	445,249,816	2,709	(275,073,860)	(2,797)	1,326,426	(995,375)
Forwards	2,684,470	-	(3,371,806)	-	2,646,610	(2,765,583)	31,171,994	-	(18,184,872)	-	21,904,835	(18,473,500)
	2,684,470	-	(3,371,806)	-	2,646,610	(2,765,583)	476,421,810	2,709	(293,258,732)	(2,797)	23,231,261	(19,468,875)

Interest rate
Futures	1,247,933,160	3,000	(11,437,252,636)	(34,190)	3,863,605	(4,000,271)	11,774,187,855	45,104	(2,692,780,158)	(8,420)	3,205,822	(28,085,623)
	1,247,933,160	3,000	(11,437,252,636)	(34,190)	3,863,605	(4,000,271)	11,774,187,855	45,104	(2,692,780,158)	(8,420)	3,205,822	(28,085,623)
Total	$1,297,109,630	3,650	$(11,464,319,442)	(34,690)	$8,225,575	$(8,564,584)	$14,073,083,415	70,486	$(4,007,343,092)	(28,824)	$69,881,880	$(89,456,111)

Collateral balances supporting all derivative positions						$98,569,407						$283,292,262

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at June 30, 2011 categorized by primary underlying risk.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting. Amounts presented below as collateral balances supporting all derivative positions are included in due from / (to) brokers on the respective Master Fund’s statement of financial position.

	Graham Macro Directional LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$-	-	$-	-	$-	$-
	-	-	-	-	-	-

Equity price
Futures	-	-	-	-	-	-
	-	-	-	-	-	-

Foreign currency exchange rate
Futures	-	-	-	-	-	-
Forwards	-	-	(42,608)	-	-	(44,188)
	-	-	(42,608)	-	-	(44,188)

Interest rate
Futures	685,724,754	5,700	-	-	515,627	(1,245,133)
	685,724,754	5,700	-	-	515,627	(1,245,133)
Total	$685,724,754	5,700	$(42,608)	-	$515,627	$(1,289,321)

Collateral balances supporting all derivative positions						$7,894,158

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three and six month periods ended June 30, 2011:

	Graham Commodity Strategies LLC (Delaware)	Graham Discretionary Energy Trading III LLC (Delaware)	Graham Energy Focus LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)	Graham Short Term Global Macro LLC (Delaware)

	Three Months Ended June 30, 2011
Net investment loss	$(4,386)	$(21,842)	$(6,663)	$(2,910)	$(38,503)	$(206,478)	$(7,866)	$-

Net realized gain (loss) on investments	6,750,578	(16,112,867)	(2,018,687)	6,717,130	(9,593,084)	(21,262,016)	(1,633,982)	-
Net increase (decrease) in unrealized appreciation on investments	5,564,570	(12,797,859)	7,684,531	2,089,673	(2,852,943)	(70,349,041)	(1,329,149)	-
Brokerage commissions and fees	(1,639,470)	(752,389)	(255,097)	(715,972)	(660,192)	(3,638,222)	(701,773)	-
Net gain (loss) on investments	10,675,678	(29,663,115)	5,410,747	8,090,831	(13,106,219)	(95,249,279)	(3,664,904)	-
Net income (loss)	$10,671,292	$(29,684,957)	$5,404,084	$8,087,921	$(13,144,722)	$(95,455,757)	$(3,672,770)	$-

	Six Months Ended June 30, 2011
Net investment income (loss)	$(8,866)	$(20,874)	$(15,484)	$(4,030)	$(66,633)	$(290,344)	$(8,423)	$1,186

Net realized gain (loss) on investments	77,093,191	(15,551,080)	(5,950,891)	22,305,960	11,375,066	(68,425,848)	(23,415,872)	3,960,455
Net increase (decrease) in unrealized appreciation on investments	(19,856,052)	(8,962,985)	5,582,153	735,914	890,931	(65,095,579)	(1,049,458)	(1,898,136)
Brokerage commissions and fees	(3,473,172)	(1,603,103)	(641,577)	(1,300,533)	(1,373,768)	(6,930,150)	(1,020,771)	(548,562)
Net gain (loss) on investments	53,763,967	(26,117,168)	(1,010,315)	21,741,341	10,892,229	(140,451,577)	(25,486,101)	1,513,757
Net income (loss)	$53,755,101	$(26,138,042)	$(1,025,799)	$21,737,311	$10,825,596	$(140,741,921)	$(25,494,524)	$1,514,943

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net gain (loss) on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended June 30, 2011:

	Graham Commodity Strategies LLC	Graham Discretionary Energy Trading III LLC	Graham Energy Focus LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC	Graham Short Term Global Macro LLC
Commodity price
Futures	$12,699,898	$(27,398,379)	$13,273,438	$-	$2,837,354	$(87,798,352)	$(96,992)	$-
Options	-	(1,337,727)	(303,114)	-	(295,000)	-	-	-
Swaps	(384,750)	(174,620)	(7,304,480)	-	-	-	-	-
	12,315,148	(28,910,726)	5,665,844	-	2,542,354	(87,798,352)	(96,992)	-
Equity price
Futures	-	-	-	-	(538,540)	(28,028,918)	(4,385,320)	-
Options	-	-	-	-	-	-	-	-
	-	-	-	-	(538,540)	(28,028,918)	(4,385,320)	-
Foreign currency exchange rate
Futures	-	-	-	-	-	(4,534,058)	-	-
Forwards	-	-	-	-	2,968,389	5,477,710	(16,428,584)	-
Options	-	-	-	-	(8,260,446)	-	-	-
	-	-	-	-	(5,292,057)	943,652	(16,428,584)	-
Interest rate
Futures	-	-	-	11,348,100	(8,895,284)	23,272,561	17,947,765	-
Options	-	-	-	(2,541,297)	(262,500)	-	-	-
	-	-	-	8,806,803	(9,157,784)	23,272,561	17,947,765	-
Total	$12,315,148	$(28,910,726)	$5,665,844	$8,806,803	$(12,446,027)	$(91,611,057)	$(2,963,131)	$-

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net gain (loss) on investments in their statements of operations segregated by primary underlying risk and contract type for the six months ended June 30, 2011:

	Graham Commodity Strategies LLC	Graham Discretionary Energy Trading III LLC	Graham Energy Focus LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC	Graham Short Term Global Macro LLC
Commodity price
Futures	$57,331,639	$(20,131,865)	$1,922,912	$-	$8,634,955	$(42,986,840)	$(731,472)	$3,852,769
Options	-	(5,141,415)	2,702,065	-	(87,120)	-	-	(223,490)
Swaps	(94,500)	759,215	(4,993,715)	-	-	-	-	-
	57,237,139	(24,514,065)	(368,738)	-	8,547,835	(42,986,840)	(731,472)	3,629,279
Equity price
Futures	-	-	-	-	(5,485,726)	(68,330,129)	(4,686,981)	1,134,945
Options	-	-	-	-	-	-	-	(427,187)
	-	-	-	-	(5,485,726)	(68,330,129)	(4,686,981)	707,758
Foreign currency exchange rate
Futures	-	-	-	-	-	(9,996,003)	-	-
Forwards	-	-	-	-	44,476,513	(18,578,273)	(28,706,387)	5,706,028
Options	-	-	-	-	(20,839,029)	-	-	(7,400,670)
	-	-	-	-	23,637,484	(28,574,276)	(28,706,387)	(1,694,642)
Interest rate
Futures	-	-	-	28,560,950	(13,725,783)	6,369,818	9,659,510	(580,076)
Options	-	-	-	(5,519,076)	(707,813)	-	-	-
	-	-	-	23,041,874	(14,433,596)	6,369,818	9,659,510	(580,076)
Total	$57,237,139	$(24,514,065)	$(368,738)	$23,041,874	$12,265,997	$(133,521,427)	$(24,465,330)	$2,062,319

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three and six month periods ended June 30, 2010:

	Graham Commodity Strategies LLC (Delaware)	Graham Discretionary Energy Trading III LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham GMP Securities LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)	Graham Short Term Global Macro LLC (Delaware)

	Three Months Ended June 30, 2010
Net investment income (loss)	$(4,508)	$(22,984)	$(1,753)	$(12,553)	$(520)	$(33,308)	$(61,298)	$18

Net realized gain (loss) on investments	2,372,172	9,884,709	(13,603,324)	55,329,331	(2,138,488)	56,094,201	7,367,577	(2,040,999)
Net increase (decrease) in unrealized appreciation on investments	(15,559,427)	(13,196,466)	19,206,804	2,248,080	11,757	(49,262,278)	983,584	831,036
Brokerage commissions and fees	(1,190,667)	(240,745)	(1,207,556)	(557,874)	-	(1,525,901)	(184,244)	(94,104)
Net gain (loss) on investments	(14,377,922)	(3,552,502)	4,395,924	57,019,537	(2,126,731)	5,306,022	8,166,917	(1,304,067)
Net income (loss)	$(14,382,430)	$(3,575,486)	$4,394,171	$57,006,984	$(2,127,251)	$5,272,714	$8,105,619	$(1,304,049)

	Six Months Ended June 30, 2010
Net investment income (loss)	$(8,144)	$(31,238)	$(2,985)	$(18,706)	$(25,701)	$(101,716)	$(99,109)	$189

Net realized gain (loss) on investments	3,431,671	8,776,238	(7,939,681)	92,414,929	(4,026,599)	(21,798,070)	14,917,121	(5,165,377)
Net increase (decrease) in unrealized appreciation on investments	(8,533,312)	(4,278,338)	22,608,891	2,675,763	1,854,505	(14,594,710)	874,650	1,926,626
Brokerage commissions and fees	(2,193,090)	(515,104)	(2,341,707)	(1,155,368)	(1,157)	(3,006,196)	(304,195)	(132,308)
Net gain (loss) on investments	(7,294,731)	3,982,796	12,327,503	93,935,324	(2,173,251)	(39,398,976)	15,487,576	(3,371,059)
Net income (loss)	$(7,302,875)	$3,951,558	$12,324,518	$93,916,618	$(2,198,952)	$(39,500,692)	$15,388,467	$(3,370,870)

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in GCA, an entity for which the Manager is also the sole investment advisor. GCA commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which range in maturity from three to thirty months. GCA also maintains cash and cash equivalents on deposit with major U.S. institutions. GCA values all fixed income securities at amortized cost to the extent it approximates fair value.  GAIT’s investment in GCA is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of GCA’s reported net asset value. GAIT records its proportionate share of GCA’s investment income and expenses on a monthly basis. For the three months ended June 30, 2011, the total amount recognized by GAIT with respect to its investment in GCA was $498,565.  For the six months ended June 30, 2011, the total amount recognized by GAIT with respect to its investment in GCA was $1,013,711.  For the three months ended June 30, 2010, the total amount recognized by GAIT with respect to its investment in GCA was $466,353.  For the six months ended June 30, 2010, the total amount recognized by GAIT with respect to its investment in GCA was $881,848.  These amounts are included in interest income in the statements of operations and managing member allocation.  At June 30, 2011 and December 31, 2010, GAIT owned approximately 12.88% and 13.77%, respectively, of GCA.  The following table summarizes the financial position of GCA as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$799,619,853	$750,098,151
Investments in fixed income securities (cost $2,523,700,111 and $2,215,622,512, respectively)	2,523,700,111	2,215,622,512
Accrued interest income	6,546,459	6,547,074
Total assets	3,329,866,423	2,972,267,737

Liabilities:
Other liabilities	20,000	20,000
Total liabilities	20,000	20,000
Net assets	$3,329,846,423	$2,972,247,737

The following table summarizes the results of operations of GCA for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Investment income
Interest income	$3,850,625	$3,188,049	$7,711,127	$5,904,213
Total investment income	3,850,625	3,188,049	7,711,127	5,904,213

Expenses:
Bank fee expense	126,225	151,611	259,809	244,502
Total expenses	126,225	151,611	259,809	244,502
Net investment income	3,724,400	3,036,438	7,451,318	5,659,711
Net income	$3,724,400	$3,036,438	$7,451,318	$5,659,711

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following schedule displays the condensed schedule of investments for GCA as of June 30, 2011.

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Graham Cash Assets LLC
Investments in Fixed Income Securities (cost $2,523,700,111)
United States
FDIC Guaranteed Bonds (cost $1,160,361,420)
Citibank 1.25% - 1.75% due 07/12/11 - 12/28/12	$275,000,000	$275,912,810	8.29%
Other FDIC guaranteed bonds		884,448,610	26.56%
Total FDIC Guaranteed Bonds		1,160,361,420	34.85%

Government Bonds (cost $1,363,338,691)
U.S. Treasury 0.38% - 1.38% due 08/31/11 - 03/31/12	1,360,000,000	1,363,338,691	40.94%
Total Government Bonds		1,363,338,691	40.94%

Total Investments in Fixed Income Securities		$2,523,700,111	75.79%

The following schedule displays the condensed schedule of investments for GCA as of December 31, 2010.

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

GCA reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  The following table shows the fair value classification of each investment type held by GCA as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Long positions
Level 2:
Fixed income securities
FDIC Guaranteed Bonds	$1,160,361,420	$1,101,463,404
Government Bonds	1,363,338,691	1,114,159,108
Total fixed income securities	2,523,700,111	2,215,622,512
Total Level 2	2,523,700,111	2,215,622,512
Total long positions	$2,523,700,111	$2,215,622,512

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

8. Related Party Transactions

The Manager, due to its relationship with its affiliates, may enter into certain related party transactions.

9. Financial Highlights

The following is the per unit operating performance calculation for the three month periods ended June 30, 2011 and 2010:

	Class 0	Class 2
Per unit operating performance:
Net asset value per unit, March 31, 2010	$134.58	$111.36
Net gain (loss):
Net investment loss	(2.17)	(1.81)
Net gain on investments	2.39	1.45
Net gain (loss)	0.22	(0.36)
Net asset value per unit, June 30, 2010	$134.80	$111.00

Net asset value per unit, March 31, 2011	$137.45	$111.91
Net loss:
Net investment loss	(1.55)	(1.87)
Net loss on investments	(3.23)	(2.56)
Net loss	(4.78)	(4.43)
Net asset value per unit, June 30, 2011	$132.67	$107.48

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

9. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three month periods ended June 30, 2011 and 2010:

	Class 0		Class 2
	2011	2010	2011	2010

Total return before Incentive Allocation	(3.48)%	0.16%	(3.96)%	(0.31)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(3.48)%	0.16%	(3.96)%	(0.31)%

Net investment loss before Incentive Allocation	(1.13)%	(1.20)%	(1.67)%	(1.24)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(1.13)%	(1.20)%	(1.67)%	(1.24)%

Total expenses before Incentive Allocation	1.55%	1.29%	2.06%	1.81%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	1.55%	1.29%	2.06%	1.81%

The following is the per unit operating performance calculation for the six month periods ended June 30, 2011 and 2010:

	Class 0	Class 2
Per unit operating performance:
Net asset value per unit, December 31, 2009	$135.56	$112.73
Net loss:
Net investment loss	(4.11)	(3.89)
Net gain on investments	3.35	2.16
Net loss	(0.76)	(1.73)
Net asset value per unit, June 30, 2010	$134.80	$111.00

Net asset value per unit, December 31, 2010	$138.96	$113.68
Net loss:
Net investment loss	(2.82)	(3.44)
Net loss on investments	(3.47)	(2.76)
Net loss	(6.29)	(6.20)
Net asset value per unit, June 30, 2011	$132.67	$107.48

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

9. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the six month periods ended June 30, 2011 and 2010:

	Class 0		Class 2
	2011	2010	2011	2010

Total return before Incentive Allocation	(4.52)%	(0.56)%	(5.44)%	(1.53)%
Incentive Allocation	(0.01)	0.00	(0.01)	0.00
Total return after Incentive Allocation	(4.53)%	(0.56)%	(5.45)%	(1.53)%

Net investment loss before Incentive Allocation	(2.02)%	(2.02)%	(3.02)%	(2.62)%
Incentive Allocation	(0.01)	0.00	(0.01)	0.00
Net investment loss after Incentive Allocation	(2.03)%	(2.02)%	(3.03)%	(2.62)%

Total expenses before Incentive Allocation	2.55%	2.55%	3.57%	3.57%
Incentive Allocation	0.01	0.00	0.01	0.00
Total expenses after Incentive Allocation	2.56%	2.55%	3.58%	3.57%

Total return is calculated for Class 0 and Class 2 units taken as a whole and has not been annualized. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and amounts allocated from Master Funds. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation.  Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the three and six month periods ended June 30, 2011 and 2010.

10.  Subsequent Events

GAIT had subscriptions of approximately $19.3 million and redemptions of approximately $3.9 million through August 15, 2011, the date through which subsequent events were evaluated by management.  These amounts have not been included in the financial statements.

Index

Unaudited Financial Statements

Graham Alternative Investment Trading II LLC
For the periods from January 1, 2011 to June 30, 2011 and
January 1, 2010 to June 30, 2010

Index

Graham Alternative Investment Trading II LLC

Statements of Financial Condition

Assets	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)
Investment in Graham K4D Trading Ltd., at fair value	$9,772,362	$7,411,468
Investment in Graham Cash Assets LLC, at fair value	78,690,319	64,089,936
Commission reimbursements receivable	49,922	28,795
Total assets	$88,512,603	$71,530,199

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$1,681,085	$1,393,281
Accrued brokerage fees	206,488	170,942
Accrued advisory fees	145,404	121,404
Accrued sponsor fees	72,702	60,702
Total liabilities	2,105,679	1,746,329

Members’ capital:
Class 0 Units (519,470.239 and 397,859.944 units issued and outstanding at $95.59 and $102.92 per unit, respectively)	49,658,741	40,945,899
Class 2 Units (400,220.039 and 288,630.496 units issued and outstanding at $91.69 and $99.72 per unit, respectively)	36,696,031	28,783,191
Class M Units (500.000 and 500.000 units issued and outstanding at $104.30 and $109.56 per unit, respectively)	52,152	54,780
Total members’ capital	86,406,924	69,783,870
Total liabilities and members’ capital	$88,512,603	$71,530,199

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Operations and Managing Member Allocation

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)
Net (loss) gain allocated from investment in Graham K4D Trading Ltd.:
Net realized (loss) gain on investments	$(696,018)	$1,981,644	$(2,452,096)	$(138,593)
Net decrease in unrealized appreciation on investments	(2,444,950)	(1,771,166)	(2,142,861)	(561,450)
Brokerage commissions and fees	(134,536)	(54,578)	(265,392)	(100,540)
Net (loss) gain allocated from investment in Graham K4D Trading Ltd.	(3,275,504)	155,900	(4,860,349)	(800,583)

Net investment loss allocated from investment in Graham K4D Trading Ltd.	(7,641)	(1,202)	(10,898)	(3,260)

Investment income:
Interest income	88,652	67,524	173,480	121,117
Total investment income	88,652	67,524	173,480	121,117

Expenses:
Brokerage fees	634,470	353,595	1,204,772	629,142
Advisory fees	446,361	256,548	850,004	456,950
Sponsor fees	223,180	128,274	425,001	228,475
Interest and other	10,526	3,714	11,845	4,910
Commission reimbursements	(134,536)	(54,578)	(265,392)	(100,540)
Total expenses	1,180,001	687,553	2,226,230	1,218,937
Net investment loss of the Fund	(1,091,349)	(620,029)	(2,052,750)	(1,097,820)

Net loss	(4,374,494)	(465,331)	(6,923,997)	(1,901,663)

Incentive allocation	(6,623)	-	(8,810)	-

Net loss available for pro-rata allocation to all members	$(4,381,117)	$(465,331)	$(6,932,807)	$(1,901,663)

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Changes in Members’ Capital

For the six months ended June 30, 2011(unaudited) and 2010 (unaudited)

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2009	222,427.212	$22,373,766	149,683.130	$14,826,566	–	$–	$37,200,332
Subscriptions	119,836.004	11,326,000	70,361.090	6,673,010	500.000	50,000	18,049,010
Redemptions	(5,927.342)	(569,567)	(8,435.463)	(784,243)	–	–	(1,353,810)
Net loss	–	(934,561)	–	(966,323)	–	(779)	(1,901,663)
Members’ capital, June 30, 2010	336,335.874	$32,195,638	211,608.757	$19,749,010	500.000	$49,221	$51,993,869

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2010	397,859.944	$40,945,899	288,630.496	$28,783,191	500.000	$54,780	$69,783,870
Subscriptions	154,152.633	15,741,470	138,074.621	13,630,873	–	–	29,372,343
Redemptions	(32,542.338)	(3,240,853)	(26,485.078)	(2,575,629)	–	(8,810)	(5,825,292)
Incentive allocation	–	(4,821)	–	(3,989)	–	8,810	–
Net loss	–	(3,782,954)	–	(3,138,415)	–	(2,628)	(6,923,997)
Members’ capital, June 30, 2011	519,470.239	$49,658,741	400,220.039	$36,696,031	500.000	$52,152	$86,406,924

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Cash Flows

	Six Months Ended June 30,
	2011 (Unaudited)	2010 (Unaudited)
Cash flows used in operating activities
Net loss	$(6,923,997)	$(1,901,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss allocated from investment in Graham K4D Trading Ltd.	4,871,247	803,843
Net income allocated from investment in Graham Cash Assets LLC	(173,480)	(121,117)
Proceeds from sale of investments in Graham K4D Trading Ltd.	55,865,805	22,879,428
Proceeds from sale of investments in Graham Cash Assets LLC	69,988,773	24,766,140
Investments in Graham K4D Trading Ltd.	(63,097,946)	(23,076,345)
Investments in Graham Cash Assets LLC	(84,415,676)	(40,495,430)
Changes in assets and liabilities:
Commission reimbursements receivable	(21,127)	(1,591)
Accrued brokerage fees	35,546	30,778
Accrued advisory fees	24,000	22,931
Accrued sponsor fees	12,000	11,465
Accrued incentive allocation	-	(479)
Net cash used in operating activities	(23,834,855)	(17,082,040)

Cash flows provided by financing activities
Subscriptions	29,372,343	18,049,010
Redemptions	(5,537,488)	(967,734)
Net cash provided by financing activities	23,834,855	17,081,276

Net decrease in cash and cash equivalents	-	(764)

Cash and cash equivalents, beginning of period	-	770
Cash and cash equivalents, end of period	$-	$6

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements

June 30, 2011

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

Amounts included in the financial statements and accompanying notes related to June 30, 2011 and 2010 and the three and six month periods then ended are unaudited.  Amounts included herein as of December 31, 2010 have been taken from the December 31, 2010 audited financial statements and accompanying notes of GAIT II.

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

GAIT II reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  In accordance with this hierarchy, GAIT II’s investments in K4D Trading and Graham Cash Assets LLC (“GCA”) have been classified as Level 2 valuations. There were no Level 3 assets or liabilities held at any point during the six month period ended June 30, 2011 or the twelve months ended December 31, 2010 by K4D Trading or GCA, and there were no transfers between Level 1 and Level 2 during those periods. Transfers between levels are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

Exchange traded forward contracts are valued based upon the settle prices as of the valuation date, established by the primary exchange upon which they are traded.  All other forward contracts are valued based upon a forward curve constructed using independently quoted forward points.

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

Exchange traded options are valued based upon the settle prices published as of the valuation date, by the principal exchange upon which they are traded.  In the absence of an exchange published settle price, the option will be valued using the last reported sales price reported on the exchange for the valuation date.  Over-the-counter options and exchange traded options with no reported sales price on the valuation date will generally be valued at the average of last reported bid and offer quotes from independent brokers or from the exchange, respectively.

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

3. Investment in Graham K4D Trading Ltd.

As of June 30, 2011 and December 31, 2010, GAIT II invested in K4D Trading, a master trading vehicle also managed by the Managing Manager. GAIT II’s investment in K4D Trading, as well as its investment objective, is summarized below.  K4D Trading and GAIT II are related parties.   K4D Trading does not charge any management or incentive fees, and offers monthly subscriptions and redemptions.

June 30, 2011
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Loss (three months then ended)	Net Loss (six months then ended)

Graham K4D Trading Ltd. (a)	11.31%	$9,772,362	$(3,283,145)	$(4,871,247)
	11.31%	$9,772,362	$(3,283,145)	$(4,871,247)

December 31, 2010
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (three months ended June 30, 2010)	Net Loss (six months ended June 30, 2010)

Graham K4D Trading Ltd. (a)	10.62%	$7,411,468	$154,968	$(803,843)
	10.62%	$7,411,468	$154,968	$(803,843)

(a) – Systematic macro

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table summarizes the financial position of K4D Trading as of June 30, 2011.

Assets:
Due from brokers	$283,838,709
Derivative financial instruments, at fair value	3,440,679
Subscriptions receivable	405
Total assets	287,279,793

Liabilities:
Derivative financial instruments, at fair value	23,014,910
Due to brokers	546,447
Redemptions payable	405
Total liabilities	23,561,762
Net assets	$263,718,031

Percentage of Master Fund held by the Fund	3.71%

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following schedule displays the condensed schedule of investments for K4D Trading as of June 30, 2011.
Description	Principal Amount	Fair Value	Percentage of Net Assets of K4D Trading
Long contracts
Futures
U.S. bond		$(11,253,047)	(4.27)%
Foreign bond		(8,536,516)	(3.24)%
U.S. index		10,415,895	3.95%
Foreign index		5,025,773	1.91%
Commodity		(1,129,857)	(0.43)%
Interest rate		(1,020,274)	(0.39)%
Currency		1,073,226	0.41%
Total futures		(5,424,800)	(2.06)%

Forwards
Australian dollar / U.S. dollar 07/20/11	AUD 1,432,785,322	22,045,147	8.36%
Canadian dollar / U.S. dollar 07/20/11	CAD 2,209,264,516	36,133,104	13.70%
Euro / British Pound 07/20/11	EUR 593,576,554	16,041,091	6.08%
Euro / U.S. dollar 07/20/11	EUR 1,461,054,451	24,106,386	9.14%
British Pound / U.S. dollar 07/20/11	GBP 1,359,056,576	(17,816,018)	(6.75)%
Other foreign currency		37,053,409	14.05%
Total forwards		117,563,119	44.58%

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following schedule displays the condensed schedule of investments for K4D Trading as of June 30, 2011.

Description	Principal Amount	Fair Value	Percentage of Net Assets of K4D Trading
Short contracts
Futures
Foreign bond		$(239,058)	(0.09)%
Foreign index		(5,079,843)	(1.93)%
Commodity		(7,688,784)	(2.91)%
Interest rate		(3,830,906)	(1.45)%
Currency		(742,175)	(0.28)%
Total futures		(17,580,766)	(6.66)%

Forwards
Australian dollar / U.S. dollar 07/20/11	AUD (1,125,059,422)	(16,044,568)	(6.08)%
Canadian dollar / U.S. dollar 07/20/11	CAD (1,981,126,320)	(31,811,387)	(12.06)%
Euro / British Pound 07/20/11	EUR (558,464,789)	(14,336,007)	(5.44)%
Euro / U.S. dollar 07/20/11	EUR (1,431,692,261)	(23,528,161)	(8.92)%
British Pound / U.S. dollar 07/20/11	GBP (1,374,602,354)	13,699,004	5.19%
Other foreign currency		(42,110,665)	(15.97)%
Total forwards		(114,131,784)	(43.28)%

Total		$(19,574,231)	(7.42)%

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table shows the fair value classification of each investment type for K4D Trading as of June 30, 2011.

Long Contracts
Level 1:
U.S. bond futures	$(11,253,047)
Foreign bond futures	(8,536,516)
U.S. index futures	10,415,895
Foreign index futures	5,025,773
Commodity futures	(1,129,857)
Interest rate futures	(1,020,274)
Currency futures	1,073,226
Total Level 1	(5,424,800)

Level 2:
Foreign currency forwards	117,563,119
Total Level 2	117,563,119
Total long contracts	$112,138,319

Short Contracts
Level 1:
Foreign bond futures	$(239,058)
Foreign index futures	(5,079,843)
Commodity futures	(7,688,784)
Interest rate futures	(3,830,906)
Currency futures	(742,175)
Total Level 1	(17,580,766)

Level 2:
Foreign currency forwards	(114,131,784)
Total Level 2	(114,131,784)
Total short contracts	$(131,712,550)

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Fund at June 30, 2011 categorized by primary underlying risk.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting. Amounts presented below as collateral balances supporting all derivative positions are included in due from / (to) brokers on K4D Trading’s statement of financial position.

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$1,345,596,497	15,854	$(758,255,780)	(12,860)	$28,003,129	$(36,821,770)
	1,345,596,497	15,854	(758,255,780)	(12,860)	28,003,129	(36,821,770)

Equity price
Futures	476,877,253	6,819	(263,048,422)	(4,747)	15,441,668	(5,079,843)
	476,877,253	6,819	(263,048,422)	(4,747)	15,441,668	(5,079,843)

Foreign currency exchange rate
Futures	445,249,816	2,709	(275,073,860)	(2,797)	1,326,426	(995,375)
Forwards	31,171,994	-	(18,184,872)	-	21,904,835	(18,473,500)
	476,421,810	2,709	(293,258,732)	(2,797)	23,231,261	(19,468,875)

Interest rate
Futures	11,774,187,855	45,104	(2,692,780,158)	(8,420)	3,205,822	(28,085,623)
	11,774,187,855	45,104	(2,692,780,158)	(8,420)	3,205,822	(28,085,623)
Total	$14,073,083,415	70,486	$(4,007,343,092)	(28,824)	$69,881,880	$(89,456,111)

Collateral balances supporting all derivative positions						$283,292,262

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table summarizes the results of operations of K4D Trading for the three and six month periods ended June 30, 2011.

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

Net investment loss	$(206,478)	$(290,344)

Net realized loss on investments	(21,262,016)	(68,425,848)
Net decrease in unrealized appreciation on investments	(70,349,041)	(65,095,579)
Brokerage commissions and fees	(3,638,222)	(6,930,150)
Net loss on investments	(95,249,279)	(140,451,577)
Net loss	$(95,455,757)	$(140,741,921)

The following table shows the gains and losses on all financial instruments held by the Master Fund reported in net realized gain and net increase in unrealized appreciation on investments in its statement of operations segregated by primary underlying risk and contract type for the three and six month periods ended June 30, 2011:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

Commodity price
Futures	$(87,798,352)	$(42,986,840)
	(87,798,352)	(42,986,840)

Equity price
Futures	(28,028,918)	(68,330,129)
	(28,028,918)	(68,330,129)

Foreign currency exchange rate
Futures	(4,534,058)	(9,996,003)
Forwards	5,477,710	(18,578,273)
	943,652	(28,574,276)

Interest rate
Futures	23,272,561	6,369,818
	23,272,561	6,369,818
Total	$(91,611,057)	$(133,521,427)

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

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table shows the fair value classification of each investment type for K4D Trading as of December 31, 2010.

Long Contracts
Level 1:
U.S. bond futures	$237,741
Foreign bond futures	1,053,653
U.S. index futures	3,010,100
Foreign index futures	(3,683,508)
Commodity futures	31,911,445
Interest rate futures	325,182
Currency futures	4,536,916
Total Level 1	37,391,529

Level 2:
Foreign currency forwards	57,451,984
Total Level 2	57,451,984
Total long contracts	$94,843,513

Short Contracts
Level 1:
U.S. bond futures	$(1,546,794)
Foreign bond futures	(540,937)
Foreign index futures	(142,959)
Commodity futures	(4,754,965)
Interest rate futures	(3,790,967)
Currency futures	739,824
Total Level 1	(10,036,798)

Level 2:
Foreign currency forwards	(39,063,387)
Total Level 2	(39,063,387)
Total short contracts	$(49,100,185)

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Fund at December 31, 2010 categorized by primary underlying risk.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting. Amounts presented below as collateral balances supporting all derivative positions are included in due from / (to) brokers on K4D Trading’s statement of financial position.

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

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table summarizes the results of operations of K4D Trading for the three and six month periods ended June 30, 2010.

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Net investment loss	$(33,308)	$(101,716)

Net realized gain (loss) on investments	56,094,201	(21,798,070)
Net decrease in unrealized appreciation on investments	(49,262,278)	(14,594,710)
Brokerage commissions and fees	(1,525,901)	(3,006,196)
Net gain (loss) on investments	5,306,022	(39,398,976)
Net gain (loss)	$5,272,714	$(39,500,692)

The following table shows the gains and losses on all financial instruments held by the Master Fund reported in net realized gain and net increase in unrealized appreciation on investments in its statement of operations segregated by primary underlying risk and contract type for the three and six month periods ended June 30, 2010.

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Commodity price
Futures	$(50,167,010)	$(73,935,555)
	(50,167,010)	(73,935,555)

Equity price
Futures	(29,055,274)	(61,669,638)
	(29,055,274)	(61,669,638)

Foreign currency exchange rate
Futures	2,398,505	3,110,816
Forwards	(9,137,401)	(9,218,276)
	(6,738,896)	(6,107,460)

Interest rate
Futures	92,793,103	105,319,873
	92,793,103	105,319,873
Total	$6,831,923	$(36,392,780)

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT II invests a portion of its excess liquidity in GCA, an entity for which the Manager is also the sole investment advisor. GCA commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government, which range in maturity from three to thirty months. GCA also maintains cash and cash equivalents on deposit with major U.S. institutions. GCA values all fixed income securities at amortized cost to the extent it approximates fair value.  GAIT II’s investment in GCA is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT II’s proportionate share of GCA’s reported net asset value. GAIT II records its proportionate share of GCA’s investment income and expenses on a monthly basis.  For the three months ended June 30, 2011, the total amount recognized by GAIT II with respect to its investment in GCA was $88,652. For the six months ended June 30, 2011, the total amount recognized by GAIT II with respect to its investment in GCA was $173,480.  For the three months ended June 30, 2010, the total amount recognized by GAIT II with respect to its investment in GCA was $67,524. For the six months ended June 30, 2010, the total amount recognized by GAIT II with respect to its investment in GCA was $121,117. These amounts are included in interest income in the statements of operations and managing member allocation. At June 30, 2011 and December 31, 2010, GAIT II owned approximately 2.36% and 2.16%, respectively, of GCA. The following table summarizes the financial position of GCA as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$799,619,853	$750,098,151
Investments in fixed income securities (cost $2,523,700,111 and $2,215,622,512, respectively)	2,523,700,111	2,215,622,512
Accrued interest income	6,546,459	6,547,074
Total assets	3,329,866,423	2,972,267,737

Liabilities:
Other liabilities	20,000	20,000
Total liabilities	20,000	20,000
Net assets	$3,329,846,423	$2,972,247,737

The following table summarizes the results of operations of GCA for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Investment income
Interest income	$3,850,625	$3,188,049	$7,711,127	$5,904,213
Total investment income	3,850,625	3,188,049	7,711,127	5,904,213

Expenses:
Bank fee expense	126,225	151,611	259,809	244,502
Total expenses	126,225	151,611	259,809	244,502
Net investment income	3,724,400	3,036,438	7,451,318	5,659,711
Net income	$3,724,400	$3,036,438	$7,451,318	$5,659,711

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following schedule displays the condensed schedule of investments for GCA as of June 30, 2011.

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Graham Cash Assets LLC
Investments in Fixed Income Securities (cost $2,523,700,111)
United States
FDIC Guaranteed Bonds (cost $1,160,361,420)
Citibank 1.25% - 1.75% due 07/12/11 - 12/28/12	$275,000,000	$275,912,810	8.29%
Other FDIC guaranteed bonds		884,448,610	26.56%
Total FDIC Guaranteed Bonds		1,160,361,420	34.85%

Government Bonds (cost $1,363,338,691)
U.S. Treasury 0.38% - 1.38% due 08/31/11 - 03/31/12	1,360,000,000	1,363,338,691	40.94%
Total Government Bonds		1,363,338,691	40.94%

Total Investments in Fixed Income Securities		$2,523,700,111	75.79%

The following schedule displays the condensed schedule of investments for GCA as of December 31, 2010.

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
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

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

GCA reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  The following table shows the fair value classification of each investment type held by GCA as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Long positions
Level 2:
Fixed income securities
FDIC Guaranteed Bonds	$1,160,361,420	$1,101,463,404
Government Bonds	1,363,338,691	1,114,159,108
Total fixed income securities	2,523,700,111	2,215,622,512
Total Level 2	2,523,700,111	2,215,622,512
Total long positions	$2,523,700,111	$2,215,622,512

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

8. Related Party Transactions

The Manager, due to its relationship with its affiliates, may enter into certain related party transactions.

9. Financial Highlights

The following is the per unit operating performance calculation for the three month periods ended June 30, 2011 and 2010:

	Class 0	Class 2
Per unit operating performance:
Net asset value per unit, March 31, 2010	$96.29	$94.35
Net loss:
Net investment loss	(1.66)	(1.77)
Net gain on investments	1.09	0.75
Net loss	(0.57)	(1.02)
Net asset value per unit, June 30, 2010	$95.72	$93.33

Net asset value per unit, March 31, 2011	$100.08	$96.48
Net loss:
Net investment loss	(1.26)	(1.74)
Net loss on investments	(3.23)	(3.05)
Net loss	(4.49)	(4.79)
Net asset value per unit, June 30, 2011	$95.59	$91.69

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

9. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three month periods ended June 30, 2011 and 2010:

	Class 0		Class 2
	2011	2010	2011	2010

Total return before Incentive Allocation	(4.49)%	(0.57)%	(4.96)%	(1.03)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(4.49)%	(0.57)%	(4.96)%	(1.03)%

Net investment loss before Incentive Allocation	(1.26)%	(1.61)%	(1.80)%	(1.70)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(1.26)%	(1.61)%	(1.80)%	(1.70)%

Total expenses before Incentive Allocation	1.46%	1.30%	1.99%	(3.51)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	1.46%	1.30%	1.99%	(3.51)%

The following is the per unit operating performance calculation for the six month periods ended June 30, 2011 and 2010:

	Class 0	Class 2
Per unit operating performance:
Net asset value per unit, December 31, 2009	$100.59	$99.05
Net loss:
Net investment loss	(3.50)	(3.50)
Net loss on investments	(1.37)	(2.22)
Net loss	(4.87)	(5.72)
Net asset value per unit, June 30, 2010	$95.72	$93.33

Net asset value per unit, December 31, 2010	$102.92	$99.72
Net loss:
Net investment loss	(2.31)	(3.24)
Net loss on investments	(5.02)	(4.79)
Net loss	(7.33)	(8.03)
Net asset value per unit, June 30, 2011	$95.59	$91.69

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

9. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the six month periods ended June 30, 2011 and 2010:

	Class 0		Class 2
	2011	2010	2011	2010

Total return before Incentive Allocation	(7.11)%	(4.84)%	(8.04)%	(5.77)%
Incentive Allocation	(0.01)	0.00	(0.01)	0.00
Total return after Incentive Allocation	(7.12)%	(4.84)%	(8.05)%	(5.77)%

Net investment loss before Incentive Allocation	(2.23)%	(2.37)%	(3.24)%	(3.39)%
Incentive Allocation	(0.01)	0.00	(0.01)	0.00
Net investment loss after Incentive Allocation	(2.24)%	(2.37)%	(3.25)%	(3.39)%

Total expenses before Incentive Allocation	2.58%	2.58%	3.63%	3.61%
Incentive Allocation	0.01	0.00	0.01	0.00
Total expenses after Incentive Allocation	2.59%	2.58%	3.64%	3.61%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT II and amounts allocated from the Master Fund. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT II, excluding that of the Managing Member, for the three and six month periods ended June 30, 2011 and 2010.

10. Subsequent Events

GAIT II had subscriptions of approximately $6.5 million and redemptions of approximately $0.6 million through August 15, 2011, the date through which subsequent events were evaluated by management.  These amounts have not been included in the financial statements.

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

For the three months ended June 30, 2011 the Fund’s net asset value increased by $3,529,807 or 0.9%.  This increase was attributable to a $1,202,353 or 0.3% net increase in the Blended Strategies Portfolio and a $2,327,454 or 0.6% net increase in the Systematic Strategies Portfolio.  The net increase in the Blended Strategies Portfolio was attributable to total subscriptions of $23,104,766 or 6.0% partially offset by redemptions totaling $9,763,180 or -2.5% and net a loss of $12,139,233 or -3.2%, for the period.  The net increase in the Systematic Strategies Portfolio was attributable to total subscriptions of $8,187,958 or 2.2% partially offset by redemptions totaling $2,925,189 or -0.8% and a net loss of $2,935,315 or -0.8%, for the period.

For the six months ended June 30, 2011 the Fund’s net asset value increased by $47,324,288 or 14.0%.  This increase was attributable to a $37,203,225 or 11.0% net increase in the Blended Strategies Portfolio and a $10,121,063 or 3.0% net increase in the Systematic Strategies Portfolio.  The net increase in the Blended Strategies Portfolio was attributable to total subscriptions of $68,359,467 or 20.2% partially offset by redemptions totaling $14,892,009 or -4.4% and net a loss of $16,264,233 or -4.8%, for the period.  The net increase in the Systematic Strategies Portfolio was attributable to total subscriptions of $19,174,623 or 5.7% partially offset by redemptions totaling $4,372,951 or -1.3% and a net loss of $4,680,609 or -1.4%, for the period.

For the three months ended June 30, 2010 the Fund’s net asset value increased by $32,603,734, a 13.9% net increase.  This increase was attributable to a $28,401,339, or 12.1%, net increase in the Blended Strategies Portfolio and a $4,202,395, or 1.8%, net increase in the Systematic Strategies Portfolio.  The net increase in the Blended Strategies Portfolio was attributable to total subscriptions of $40,669,229, or 17.3%, and net income of $40,762 or less than 0.1% partially offset by redemptions totaling $12,308,652, or -5.2%, for the period.  The net increase in the Systematic Strategies Portfolio was attributable to total subscriptions of $5,921,791, or 2.5%, partially offset by redemptions totaling $1,369,295, or -0.6%, and a net loss of $350,101, or -0.1%, for the period.

For the six months ended June 30, 2010 the Fund’s net asset value increased by $49,637,523, or 22.8%.  This increase was attributable to a $41,542,988, or 19.1%, net increase in the Blended Strategies Portfolio and an $8,094,535, or 3.7%, net increase in the Systematic Strategies Portfolio.  The net increase in the Blended Strategies Portfolio was attributable to total subscriptions of $58,247,579, or 26.8%, partially offset by redemptions totaling $15,379,274, or -7.1%, and a net loss of $1,325,317, or -0.6%, for the period.  The net increase in the Systematic Strategies Portfolio was attributable to total subscriptions of $11,447,794, or 5.3%, partially offset by redemptions totaling $1,710,638, or -0.8%, and a net loss of $1,642,621, or -0.8%, for the period.

(i)          Results of Operations

The Fund’s success depends primarily upon the Manager’s ability to recognize and capitalize on market trends in the different and varied sectors of the global financial markets in which it trades.

Index

Blended Strategies Portfolio

2011 Summary

Three Months Ended June 30, 2011

For the three months ended June 30, 2011, the portfolio experienced net trading losses of $7,964,381 attributable to the following sectors:

Agriculture	$(919,456)
Energy	(6,012,015)
Foreign exchange	(1,988,409)
Interest rates	3,933,290
Metals	1,111,580
Softs	(1,449,973)
Stock index	(2,639,398)
$(7,964,381)

The portfolio recorded a net loss for the period with the energy sector contributing most significantly.  Gains in the energy sector during the early portion of the quarter due to an upward movement in prices, were offset when prices reversed and continued sharply downward in reaction to the announced release of strategic oil reserves in June.  Losses were also recognized in the equity sector as gains early in the quarter on encouraging earnings data and continued low interest rate fueled hope of a global economic recovery, were reversed when prices declined in a sharp reduction of risk in various markets.  The foreign exchange sector posted losses for the quarter.  Early gains as the U.S. dollar fell to multi-year lows against most major global currencies were offset as the risk aversion led to a safe haven demand resulting in a stronger U.S. dollar, generating losses for the portfolio.  The portfolio also incurred losses in the agriculture and softs sectors.  The portfolio generated gains in the interest rates sector led by gains in the U.S. fixed income markets as prices climbed amid the diminishing appetite for risk assets.  Gains were recognized in metals as prices moved sharply up in the beginning of the quarter which outpaced losses later in the quarter as prices reversed.

Brokerage, Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund.  Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended June 30, 2011, Brokerage Fees increased by $621,790 or 47.8%, Advisory Fees increased by $574,387 or 51.8% and Sponsor Fees increased by $287,195 or 51.8% in the Blended Strategies Portfolio over the corresponding period of the preceding year.   These increases are all attributable to higher net assets of the portfolio resulting from subscriptions partially offset by redemptions and a net loss for the period. During the same period interest income decreased by $241,540 or -42.0%.  Interest was earned on free cash at an average annualized yield of 0.47% for the three months ended June 30, 2011 compared to 0.61% for the same period in 2010.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio.  For the three months ended June 30, 2011, the Incentive Allocation increased by $23,901 when compared to the corresponding period of 2010 related to shares redeemed when the portfolio was in a period of New High Net Trading Profits.

Index

Six Months Ended June 30, 2011

For the six months ended June 30, 2011, the portfolio experienced net trading losses of $8,182,436 attributable to the following sectors:

Agriculture	$112,080
Energy	(2,354,187)
Foreign exchange	(3,847,059)
Interest rates	2,253,817
Metals	1,883,879
Softs	(317,616)
Stock index	(5,913,350)
$(8,182,436)

The portfolio recorded a net loss for the period in the equity sector.  Gains in the early portion of the first quarter were offset in March when the earthquake and tsunami in Japan generated risk aversion and market reversals resulting in significant losses with the largest losses stemming from the European stock indices. Losses were recognized in the second quarter as gains early in the quarter on encouraging earnings data and continued low interest rates fueled hope of a global economic recovery were reversed when prices declined in a sharp reduction of risk in various markets.  The foreign exchange sector posted losses in Asian currencies in March and later in the period as risk aversion led to a safe haven demand resulting in a stronger U.S. dollar offsetting previous gains from the U.S. dollar’s decline to multi-year lows against most major global currencies.  The portfolio recorded a net loss for the period in the energy sector as gains in the first quarter from increasing oil prices amid rising political tensions in the Middle East and Libya were overshadowed by losses in the second quarter as prices reversed and continued sharply downward in reaction to the announced release of strategic oil reserves in June. The portfolio generated gains in the interest rate sector led by the U.S. fixed income markets as prices climbed amid the diminishing appetite for risk assets. Gains were recognized in the metals sector as prices moved sharply up in the beginning of the second quarter which outpaced losses later in the quarter as prices reversed. The portfolio also recognized small gains in the agriculture sector, partially offset by losses in soft commodities.

Brokerage, Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund.  Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the six months ended June 30, 2011, Brokerage Fees increased by $1,501,572 or 66.6%, Advisory Fees increased by $1,038,537 or 46.4% and Sponsor Fees increased by $606,929 or 58.9% in the Blended Strategies Portfolio over the corresponding period of the preceding year.   These increases are all attributable to higher net assets of the portfolio resulting from subscriptions partially offset by redemptions and a net loss for the period. During the same period interest income decreased by $451,068 or -40.4%.  Interest was earned on free cash at an average annualized yield of 0.48% for the six months ended June 30, 2011 compared to 0.61% for the same period in 2010.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio.  For the six months ended June 30, 2011, the Incentive Allocation increased by $31,714 when compared to the corresponding period of 2010 related to shares redeemed when the portfolio was in a period of New High Net Trading Profits.

Index

The following table illustrates the sector distribution of the Blended Strategies Portfolio’s investments in Master Funds as of June 30, 2011 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture	8.0%
Energy	2.9%
Foreign exchange	(5.7%)
Interest rates	75.9%
Metals	41.0%
Softs	(1.3%)
Stock index	(20.8%)
100.0%

2010 Summary

Three Months Ended June 30, 2010

For the three months ended June 30, 2010, the Blended Strategies Portfolio experienced net trading gains of $2,452,115 attributable to the following sectors:

Agriculture	$(485,548)
Energy	(3,245,806)
Foreign exchange	1,496,681
Interest rates	8,004,083
Metals	(1,098,109)
Softs	(302,980)
Stock index	(1,916,206)
$2,452,115

The Blended Strategies Portfolio recorded a gain during April primarily attributable to positions in the fixed income markets, which benefited from rising prices in Europe. Additional gains stemmed from lower equity prices in Europe and rising crude oil prices. In the commodity markets, trading in metals produced relatively flat results, while positions in the grains markets, specifically corn and wheat, resulted in minor losses.  The portfolio had net gains in the month of May.  Profits were primarily attributable to positions in the fixed income and currency markets, with the portfolio benefitting as investors sought a safe haven and purchased global bonds, while the euro weakened.  The portfolio’s overall gain was partially offset by losses that resulted from price declines in crude oil, global equity indices, and industrial metals.  The portfolio recorded a modest loss during June.  The majority of these losses resulted from trading in currencies amid general U.S. dollar weakness and in the energy markets from trading in natural gas and crude oil.  The portfolio experienced smaller losses in base metals, soft commodities and global stock index futures.   Gains recorded in the fixed income sector as yields fell sharply during the month offset a majority of the month’s losses.

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

Index

Six Months Ended June 30, 2010

For the six months ended June 30, 2010, the Blended Strategies Portfolio experienced net trading gains of $3,113,960 attributable to the following sectors:

Agriculture	$(148,538)
Energy	(2,808,958)
Foreign exchange	3,938,470
Interest rates	9,516,391
Metals	(1,648,015)
Softs	(1,390,835)
Stock index	(4,344,555)
$3,113,960

The Blended Strategies Portfolio recorded a gain during April. The majority of the portfolio’s profits were attributable to positions in the fixed income markets, which benefited from rising prices in Europe. Additional gains also stemmed from lower equity prices in Europe and rising crude oil prices. In the commodity markets, trading in metals produced relatively flat results, while positions in the grains markets, specifically corn and wheat, resulted in minor losses.  The portfolio had net gains in the month of May.  Profits were primarily attributable to positions in the fixed income and currency markets, with the portfolio benefitting as investors sought a safe haven and purchased global bonds, while the euro weakened.  The portfolio’s overall gain was partially offset by losses that resulted from price declines in crude oil, global equity indices, and industrial metals.  The portfolio recorded a modest loss during June.  The majority of these losses resulted from trading in currencies amid general U.S. dollar weakness and in the energy markets from trading in natural gas and crude oil.  The portfolio experienced smaller losses in base metals, soft commodities and global stock index futures.   Gains recorded in the fixed income sector as yields fell sharply during the month offset a majority of the month’s losses.  For the month of March, trading gains were recorded in global stock indices as equities rallied, and in energy amid falling natural gas prices. The portfolio also generated profits in currencies, agriculturals and industrial metals.  Losses in the U.S. fixed income markets detracted from the portfolio's overall profits. During February, the portfolio was profitable in both systematic and discretionary trading in foreign exchange, including positions in European currencies and the Australian dollar.  Additional gains stemmed from positions in the European fixed income and industrial metals markets.  Smaller losses, from trading in global stock indices and commodities offset a portion of the month’s gains.  The portfolio recorded a net loss during January due primarily to sharp reversals in global equity indices, currencies and commodities.  These losses were partially offset by gains in the fixed income sector from both the discretionary and systematic portion of the portfolio.  The discretionary portion of the portfolio also contributed gains in currencies, which were generated by short positions in the euro as well as short crosses in the Swiss franc and Australian and New Zealand dollars.

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

Index

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio for the period. For the six months ended June 30, 2010, the Incentive Allocation decreased by $15,166, or -103.7%, in the portfolio over the corresponding period of the preceding year due to lower trading profits.

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
100.0%

Systematic Strategies Portfolio

2011 Summary

Three Months Ended June 30, 2011

For the three months ended June 30, 2011, the Systematic Strategies Portfolio experienced net trading losses of $2,093,194 attributable to the following sectors:

Agriculture	$(334,742)
Energy	(1,052,444)
Foreign exchange	108,104
Interest rates	504,536
Metals	(227,238)
Softs	(427,673)
Stock index	(663,737)
$(2,093,194)

The energy sector generated the largest losses during the period when gains from the early portion of the quarter as prices moved higher were offset when prices reversed and continued sharply downward in reaction to the announced release of strategic oil reserves in June.  The equity sector also generated losses. Gains early in the quarter on encouraging earnings data while continued low interest rates fueled hope of a global economic recovery.  However, losses incurred as prices reversed in a sharp reduction of risk in various markets outweighed earlier gains.  Losses were recognized in the metals sector despite gains in the beginning of the quarter as prices moved sharply up which were offset by losses later in the quarter as prices reversed most notably in gold.   Losses were also recognized in the agriculture and softs sectors.  The portfolio was able to generate profits in the interest rates sector led by gains in the U.S. fixed income markets as prices climbed amid the diminishing appetite for risk assets in the beginning of the quarter offset by losses as risk appetite returned later in the quarter resulting in lower prices.  The portfolio was able to post gains in the European fixed income markets despite the sharp market reversals at the end of the quarter.  Gains were recognized in foreign exchange amid significant volatility as the U.S. dollar fell then rose sharply against European and commodity currencies as the oscillating outlook for the eurozone debt crisis and conflicting economic reports drove the markets.

Index

Brokerage, Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund.  Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value, which are discussed in detail herein.

For the three months ended June 30, 2011, Brokerage Fees increased by $159,018 or 59.8%, Advisory Fees increased by $117,205 or 62.4% and Sponsor Fees increased by $58,603 or 62.4% in the Systematic Strategies Portfolio over the corresponding period of the preceding year.   These increases are all attributable to higher net assets of the portfolio resulting from subscriptions, partially offset by redemptions and a net loss for the period. During the same period interest income decreased by $32,893 or -34.6%.  Interest was earned on free cash at an average annualized yield of 0.47% for the three months ended June 30, 2011 compared to 0.61% for the same period in 2010.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio for the period. For the three months ended June 30, 2011 Incentive Allocation increased by 8,814, compared to zero, for the corresponding period of 2010 related to shares redeemed when the portfolio was in a period of New High Net Trading Profits.

Six Months Ended June 30, 2011

For the six months ended June 30, 2011, the Systematic Strategies Portfolio experienced net trading losses of $3,079,588 attributable to the following sectors:

Agriculture	$(330,397)
Energy	(619,979)
Foreign exchange	(668,369)
Interest rates	23,891
Metals	113,211
Softs	(88,870)
Stock index	(1,509,075)
$(3,079,588)

The equity sector generated losses for the period despite recognizing gains in the early part of the year amid rising equity prices driven by improved global economic output and improved investor optimism.  Significant losses, notably in European indices, were recognized in March as the earthquake and tsunami in Japan generated dramatic market reversals.  The equity sector also generated losses as advances early in the second quarter on encouraging earnings data and continued low interest rates fueled hope of a global economic recovery were reversed as prices declined in a sharp reduction of risk in various markets.  The foreign exchange sector generated losses during the period as the U.S. dollar abruptly reversed its declining trend early in the first quarter and strengthened following the release of favorable employment data.  These losses were slightly offset as trading for the remainder of the quarter generated modest gains notably in commodity currencies such as the Canadian and Australian dollars.  Gains were recognized in foreign exchange in the second quarter amid significant volatility in these as the U.S. dollar fell then rose sharply against European and commodity currencies as the oscillating outlook for the eurozone debt crisis and conflicting economic reports drove the markets which partially offset first quarter losses. The portfolio generated profits in the energy sector in the first quarter notably in crude and heating oil as continued tensions in the Middle East drove energy price higher.  These profits were offset by larger losses generated in the second quarter as prices reversed in the middle of the quarter and continued sharply downward in reaction to the announced release of strategic oil reserves in June. Losses were also recognized in the agriculture and softs sectors during the period.  The portfolio was able to post gains in the metals sector benefiting from the rising price of silver which rose on steep demand on tight supply levels during the first quarter which was mitigated by losses in the second quarter as prices reversed, notably in gold as investors unloaded safe haven assets in favor of risk assets.  The portfolio was able to generate profits in the interest rates sector led by gains in the U.S. fixed income markets in the second quarter as prices climbed amid the diminishing appetite for risk assets in the beginning of the quarter offset by losses as risk appetite returned later in the quarter resulting in lower prices.  The portfolio was able to post gains in the European fixed income markets despite the sharp market reversals at the end of the quarter.

Index

Brokerage, Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund.  Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value, which are discussed in detail herein.

For the six months ended June 30, 2011, Brokerage Fees increased by $394,493 or 93.5%, Advisory Fees increased by $181,955 or 45.1% and Sponsor Fees increased by $120,748 or 70.2% in the Systematic Strategies Portfolio over the corresponding period of the preceding year.   These increases are all attributable to higher net assets of the portfolio resulting from subscriptions, partially offset by redemptions and a net loss for the period. During the same period interest income decreased by $61,745 or -34.1%.  Interest was earned on free cash at an average annualized yield of 0.48% for the six months ended June 30, 2011 compared to 0.61% for the same period in 2010.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio for the period. For the six months ended June 30, 2011 Incentive Allocation increased by $11,821, compared to zero, for the corresponding period of 2010 related to shares redeemed when the portfolio was in a period of New High Net Trading Profits.

The following table illustrates the sector distribution of the Systematic Strategies Portfolio’s investments in Master Funds as of June 30, 2011 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture	3.0%
Energy	5.5%
Foreign exchange	(1.6%)
Interest rates	117.7%
Metals	28.5%
Softs	(4.1%)
Stock index	(49.0%)
100.0%

2010 Summary

Three Months Ended June 30, 2010

For the three months ended June 30, 2010, the Systematic Strategies Portfolio experienced net trading gains of $105,429 attributable to the following sectors:

Agriculture	$(208,487)
Energy	(753,146)
Foreign exchange	(177,170)
Interest rates	2,178,397
Metals	(174,814)
Softs	(49,642)
Stock index	(709,709)
$105,429

Index

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

Six Months Ended June 30, 2010

For the six months ended June 30, 2010, the Systematic Strategies Portfolio experienced net trading losses of $822,587 attributable to the following sectors:

Agriculture	$(123,226)
Energy	(1,125,595)
Foreign exchange	(163,262)
Interest rates	3,745,063
Metals	(522,253)
Softs	(686,979)
Stock index	(1,946,335)
$(822,587)

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

Index

Brokerage, Advisory and Sponsor Fees are calculated based on a percentage of the Fund’s net asset value.  Changes in the net assets of the Fund resulting from subscriptions, redemptions, interest and trading profits allocated from the Master Funds can therefore have a material impact on the fee expense of the Fund.

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

	Blended Strategies Portfolio	Systematic Strategies Portfolio
June 30, 2011	16.04%	11.18%
December 31, 2010	7.57%	7.73%
June 30, 2010	5.37%	5.50%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading.  Through June 30, 2011, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

(iii)           Capital Resources

The Fund raises additional capital through the sale of Units and capital is increased through trading profits (if any) and interest income.  The Fund may borrow money from brokers or their affiliates and other lenders. Units may be offered for sale as of the beginning, and may be redeemed as of the end, of each month.  The amount of capital raised for the Fund should not have a significant impact on its operations, as the Fund has no significant capital expenditure or working capital requirements other than for monies to pay trading losses, brokerage commissions and expenses.

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

Index

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

Index

(v)           Off-Balance Sheet Arrangements

The Fund does not engage in off-balance sheet arrangements with other entities.

Index

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

          Not Required.

Index

Item 4.    Controls and Procedures

         The Advisor’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2011.   Based on that evaluation, the Advisor’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2011.

There were no changes to the Fund’s internal controls over financial reporting during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal controls over financial reporting.

Index

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
None

Item 1A. Risk Factors
Not Required

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended June 30, 2011, the Fund issued 172,662.932 Units in exchange for $23,104,766 with respect to the Blended Strategies Portfolio and 82,664.624 Units in exchange for $8,187,958 with respect to the Systematic Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”).  The Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Act and Section 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Units of the Fund.

	Blended Strategies Portfolio	Systematic Strategies Portfolio
	Total Number of Units Purchased	Total Number of Units Purchased
Period (as of)
April 1, 2011	59,841.755	34,886.866
May 1, 2011	61,766.507	14,573.048
June 1, 2011	51,054.670	33,204.710

Item 3.    Defaults Upon Senior Securities – None

Item 4.    [Removed and Reserved]

Item 5.    Other Information – None

Index

Item 6. Exhibits

* 3.1	Certificate of Formation of Graham Alternative Investment Fund I LLC
* 4.1	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC
* 10.1	Form of Subscription Agreement
* 10.2	Form of Placement Agreement

*  Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

31.1	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Executive Officer)

31.2	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)

32.1	—	Section 1350 Certification (Certification of Chief Executive Officer and Chief Financial Officer)

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Schema Document

101.CAL	—	XBRL Calculation Linkbase Document

101.LAB	—	XBRL Label Linkbase Document

101.PRE	—	XBRL Presentation Linkbase Document

101.DEF	—	XBRL Definition Linkbase Document

Index

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2011	GRAHAM ALTERNATIVE INVESTMENT FUND I LLC

By: GRAHAM CAPITAL MANAGEMENT, L.P. its Manager

By: /s/ Paul Sedlack
Paul Sedlack, Chief Executive Officer

By: /s/ Jeff Baisley
Jeff Baisley, Chief Financial Officer