Form 10-Q
period 2011-09-30
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2011-11-14
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of theSECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes ☐  No ☒

As of October 1, 2011, 614,718.119 Units of the Systematic Strategies Portfolio were outstanding.
As of October 1, 2011, 2,318,429.747 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
FORM 10-Q

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification

Index

PART I

Item 1. Financial Statements

Graham Alternative Investment Fund I LLC

Statements of Financial Condition

	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$292,240,139	$290,023,320
Investment in Graham Alternative Investment Trading II LLC, at fair value	53,193,470	48,442,149
Redemption receivable from Graham Alternative Investment Trading LLC	39,543,301	1,296,065
Redemption receivable from Graham Alternative Investment Trading II LLC	4,122,958	125,284
Total assets	$389,099,868	$339,886,818

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$43,666,259	$1,421,349
Total liabilities	43,666,259	1,421,349

Members’ capital:
Blended Strategies Portfolio:
Class 0 Units (1,871,651.406 and 1,752,436.237 units issued and outstanding at $131.58 and $138.96, respectively)	246,272,164	243,511,752
Class 2 Units (433,429.994 and 409,129.824 units issued and outstanding at $106.06 and $113.68, respectively)	45,967,975	46,511,568
Total Blended Strategies Portfolio	292,240,139	290,023,320

Systematic Strategies Portfolio:
Class 0 Units (340,824.472 and 274,960.438 units issued and outstanding at $89.38 and $102.92, respectively)	30,463,149	28,297,652
Class 2 Units (266,487.443 and 202,003.861 units issued and outstanding at $85.30 and $99.72, respectively)	22,730,321	20,144,497
Total Systematic Strategies Portfolio	53,193,470	48,442,149
Total members’ capital	345,433,609	338,465,469
Total liabilities and members’ capital	$389,099,868	$339,886,818

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)
Net (loss) gain allocated from investments in other funds:
Net realized (loss) gain on investments	$(506,903)	$(2,209,180)	$(2,945,410)	$674,394
Net (decrease) increase in unrealized appreciation on investments	(1,522,238)	11,411,613	(10,345,755)	10,819,412
Net (loss) gain allocated from investments in other funds	(2,029,141)	9,202,433	(13,291,165)	11,493,806

Net investment loss allocated from investment in other funds:
Investment income:
Interest income	339,914	735,716	1,124,247	2,032,862

Expenses:
Brokerage fees	2,369,990	1,737,922	6,943,514	4,650,241
Advisory fees	2,008,742	1,446,548	5,870,238	3,852,692
Sponsor fees	1,004,372	723,275	2,935,120	1,926,346
Incentive allocation	-	762,334	42,993	761,792
Interest and other	48,654	15,016	107,044	50,481
Total expenses	5,431,758	4,685,095	15,898,909	11,241,552
Net investment loss allocated from investments in other funds	(5,091,844)	(3,949,379)	(14,774,662)	(9,208,690)
Net (loss) income	$(7,120,985)	$5,253,054	$(28,065,827)	$2,285,116

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Statements of Changes in Members’ Capital

For the nine months ended September 30, 2011 (unaudited) and 2010 (unaudited)

	Blended Strategies Portfolio
	Class 0 Units		Class 2 Units		Total
	Units	Capital	Units	Capital	Blended Strategies Portfolio

Members’ capital, December 31, 2009	1,134,943.426	$153,850,323	300,723.739	$33,900,271	$187,750,594
Subscriptions	518,631.500	69,924,258	103,536.819	11,490,457	81,414,715
Redemptions	(100,431.416)	(13,534,505)	(40,323.514)	(4,469,018)	(18,003,523)
Net income	–	2,843,427	–	94,185	2,937,612
Members’ capital, September 30, 2010	1,553,143.510	$213,083,503	363,937.044	$41,015,895	$254,099,398

	Blended Strategies Portfolio
	Class 0 Units		Class 2 Units		Total
	Units	Capital	Units	Capital	Blended Strategies Portfolio

Members’ capital, December 31, 2010	1,752,436.237	$243,511,752	409,129.824	$46,511,568	$290,023,320
Subscriptions	520,007.272	72,113,602	80,016.088	8,938,865	81,052,467
Redemptions	(400,792.103)	(53,393,928)	(55,715.918)	(6,177,414)	(59,571,342)
Net loss	–	(15,959,262)	–	(3,305,044)	(19,264,306)
Members’ capital, September 30, 2011	1,871,651.406	$246,272,164	433,429.994	$45,967,975	$292,240,139

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Statements of Changes in Members’ Capital (continued)

For the nine months ended September 30, 2011 (unaudited) and 2010 (unaudited)

	Systematic Strategies Portfolio
	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Systematic Strategies Portfolio	Total Members’ Capital

Members’ capital, December 31, 2009	180,564.957	$18,162,877	119,035.753	$11,790,850	$29,953,727	$217,704,321
Subscriptions	81,504.222	7,825,003	81,121.636	7,669,792	15,494,795	96,909,510
Redemptions	(8,427.480)	(813,311)	(14,726.901)	(1,385,685)	(2,198,996)	(20,202,519)
Net (loss ) income	–	(251,869)	–	(400,627)	(652,496)	2,285,116
Members’ capital, September 30, 2010	253,641.699	$24,922,700	185,430.488	$17,674,330	$42,597,030	$296,696,428

	Systematic Strategies Portfolio
	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Systematic Strategies Portfolio	Total Members’ Capital

Members’ capital, December 31, 2010	274,960.438	$28,297,652	202,003.861	$20,144,497	$48,442,149	$338,465,469
Subscriptions	139,972.911	14,166,260	90,038.065	8,714,658	22,880,918	103,933,385
Redemptions	(74,108.877)	(6,909,240)	(25,554.483)	(2,418,836)	(9,328,076)	(68,899,418)
Net loss	–	(5,091,523)	–	(3,709,998)	(8,801,521)	(28,065,827)
Members’ capital, September 30, 2011	340,824.472	$30,463,149	266,487.443	$22,730,321	$53,193,470	$345,433,609

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Statements of Cash Flows
	Nine Months Ended September 30,
	2011 (Unaudited)	2010 (Unaudited)
Cash flows used in operating activities
Net (loss) income	$(28,065,827)	$2,285,116
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net loss (income) allocated from investment in Graham Alternative Investment Trading LLC	19,264,306	(2,937,612)
Net loss allocated from investment in Graham Alternative Investment Trading II LLC	8,801,521	652,496
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	21,324,106	17,449,101
Proceeds from sale of investments in Graham Alternative Investment Trading II LLC	5,330,402	1,878,477
Investments in Graham Alternative Investment Trading LLC	(81,052,467)	(81,414,715)
Investments in Graham Alternative Investment Trading II LLC	(22,880,918)	(15,494,795)
Net cash used in operating activities	(77,278,877)	(77,581,932)

Cash flows provided by financing activities
Subscriptions	103,933,385	96,909,510
Redemptions	(26,654,508)	(19,327,578)
Net cash provided by financing activities	77,278,877	77,581,932

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements

September 30, 2011

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

Amounts included in the financial statements and accompanying notes related to September 30, 2011 and 2010 and the three and nine month periods then ended are unaudited.  Amounts included herein as of December 31, 2010 have been taken from the December 31, 2010 audited financial statements and accompanying notes of the Fund.

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

At September 30, 2011 and December 31, 2010, the Fund owned 62.18% and 64.92%, respectively of GAIT, and 68.00% and 69.42%, respectively of GAIT II.

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

The Fund reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  In accordance with this hierarchy, the Fund’s investments in the GAIT Funds have been classified as a Level 2 valuation.  There were no Level 3 assets or liabilities held at any point during the nine months ended September 30, 2011 or the twelve months ended December 31, 2010 by the GAIT Funds, the Master Funds, or Graham Cash Assets LLC, and there were no transfers between Level 1 and Level 2 during those periods.  Transfers between levels are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

Redemption Fees

Class 2 Units are subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Class 0 Units are not subject to a redemption fee. Redemption fees are payable to the Manager upon redemption of Units from the proceeds of such redemption.  Redemption fees of $3,919 and $11,686 were paid to the Manager for the nine months ended September 30, 2011 and 2010, respectively, and are included as redemptions in the statements of changes in members’ capital.

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

Index
Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements (continued)

7. Financial Highlights

The following is the per Unit operating performance calculation for the three month periods ended September 30, 2011 and 2010:

	Blended Strategies Portfolio		Systematic Strategies Portfolio
	Class 0	Class 2	Class 0	Class 2
Per share operating performance
Net asset value per unit, June 30, 2010	$134.80	$111.00	$95.72	$93.33
Net income:
Net investment loss	(1.33)	(1.98)	(1.24)	(1.71)
Net gain on investments	3.72	3.68	3.78	3.70
Net income	2.39	1.70	2.54	1.99
Net asset value per unit, September 30, 2010	$137.19	$112.70	$98.26	$95.32

Net asset value per unit, June 30, 2011	$132.67	$107.48	$95.59	$91.69
Net loss:
Net investment loss	(2.50)	(2.54)	(1.12)	(1.49)
Net gain (loss) on investments	1.41	1.12	(5.09)	(4.90)
Net loss	(1.09)	(1.42)	(6.21)	(6.39)
Net asset value per unit, September 30, 2011	$131.58	$106.06	$89.38	$85.30

The following represents ratios to average members’ capital and total return for the three month periods ended September 30, 2011 and 2010 for the Blended Strategies Portfolio:

	Blended Strategies Portfolio
	Class 0		Class 2
	2011	2010	2011	2010

Total return before Incentive Allocation	(0.82)%	2.17%	(1.32)%	1.59%
Incentive Allocation	0.00	(0.41)	0.00	(0.09)
Total return after Incentive Allocation	(0.82)%	1.76%	(1.32)%	1.50%

Net investment loss before Incentive Allocation	(1.88)%	(1.04)%	(2.36)%	(1.55)%
Incentive Allocation	0.00	(0.41)	0.00	(0.09)
Net investment loss after Incentive Allocation	(1.88)%	(1.45)%	(2.36)%	(1.64)%

Total expenses before Incentive Allocation	1.32%	1.30%	1.80%	1.80%
Incentive Allocation	0.00	0.41	0.00	0.09
Total expenses after Incentive Allocation	1.32%	1.71%	1.80%	1.89%

Index

Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements (continued)

7. Financial Highlights (continued)

The following represents ratios to average members’ capital and total return for the three month periods ended September 30, 2011 and 2010 for the Systematic Strategies Portfolio:

	Systematic Strategies Portfolio
	Class 0		Class 2
	2011	2010	2011	2010

Total return before Incentive Allocation	(6.50)%	2.52%	(6.97)%	2.01%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(6.50)%	2.52%	(6.97)%	2.01%

Net investment loss before Incentive Allocation	(1.17)%	(1.03)%	(1.63)%	(1.56)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(1.17)%	(1.03)%	(1.63)%	(1.56)%

Total expenses before Incentive Allocation	1.35%	1.28%	1.82%	1.82%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	1.35%	1.28%	1.82%	1.82%

The following is the per Unit operating performance calculation for the nine month periods ended September 30, 2011 and 2010:

	Blended Strategies Portfolio		Systematic Strategies Portfolio
	Class 0	Class 2	Class 0	Class 2
Per share operating performance
Net asset value per unit, December 31, 2009	$135.56	$112.73	$100.59	$99.05
Net income (loss):
Net investment loss	(2.86)	(6.60)	(3.68)	(5.07)
Net gain on investments	4.49	6.57	1.35	1.34
Net income (loss)	1.63	(0.03)	(2.33)	(3.73)
Net asset value per unit, September 30, 2010	$137.19	$112.70	$98.26	$95.32

Net asset value per unit, December 31, 2010	$138.96	$113.68	$102.92	$99.72
Net loss:
Net investment loss	(5.32)	(5.98)	(3.43)	(4.73)
Net loss on investments	(2.06)	(1.64)	(10.11)	(9.69)
Net loss	(7.38)	(7.62)	(13.54)	(14.42)
Net asset value per unit, September 30, 2011	$131.58	$106.06	$89.38	$85.30

Index

Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements (continued)

7. Financial Highlights (continued)

The following represents ratios to average members’ capital and total return for the nine month periods ended September 30, 2011 and 2010 for the Blended Strategies Portfolio:

	Blended Strategies Portfolio
	Class 0		Class 2
	2011	2010	2011	2010

Total return before Incentive Allocation	(5.30)%	1.61%	(6.69)%	0.06%
Incentive Allocation	(0.01)	(0.41)	(0.01)	(0.09)
Total return after Incentive Allocation	(5.31)%	1.20%	(6.70)%	(0.03)%

Net investment loss before Incentive Allocation	(3.82)%	(3.05)%	(5.25)%	(4.60)%
Incentive Allocation	(0.01)	(0.41)	(0.01)	(0.09)
Net investment loss after Incentive Allocation	(3.83)%	(3.46)%	(5.26)%	(4.69)%

Total expenses before Incentive Allocation	3.87%	3.85%	5.37%	5.39%
Incentive Allocation	0.01	0.41	0.01	0.09
Total expenses after Incentive Allocation	3.88%	4.26%	5.38%	5.48%

The following represents ratios to average members’ capital and total return for the nine month periods ended September 30, 2011 and 2010 for the Systematic Strategies Portfolio:

	Systematic Strategies Portfolio
	Class 0		Class 2
	2011	2010	2011	2010

Total return before Incentive Allocation	(13.15)%	(2.32)%	(14.45)%	(3.77)%
Incentive Allocation	(0.01)	0.00	(0.01)	0.00
Total return after Incentive Allocation	(13.16)%	(2.32)%	(14.46)%	(3.77)%

Net investment loss before Incentive Allocation	(3.32)%	(3.05)%	(4.73)%	(4.64)%
Incentive Allocation	(0.01)	0.00	(0.01)	0.00
Net investment loss after Incentive Allocation	(3.33)%	(3.05)%	(4.74)%	(4.64)%

Total expenses before Incentive Allocation	3.93%	3.83%	5.45%	5.43%
Incentive Allocation	0.01	0.00	0.01	0.00
Total expenses after Incentive Allocation	3.94%	3.83%	5.46%	5.43%

Index

Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements (continued)

7. Financial Highlights (continued)

Total return is calculated for Class 0 and Class 2 Units taken as a whole and has not been annualized. Total return is calculated as the change in total members’ capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include amounts from the Fund and amounts allocated from the GAIT Funds. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. The net investment loss and total expense ratios are computed based upon the weighted average of members’ capital for Class 0 and Class 2 Units of the Fund for the three and nine month periods ended September 30, 2011 and 2010.

8.  Subsequent Events

The Fund had subscriptions of approximately $6.4 million and redemptions of approximately $5.4 million through November 14, 2011, the date through which subsequent events were evaluated by management.  These amounts have not been included in the financial statements.

Index

Graham Alternative Investment Trading LLC

Statements of Financial Condition

	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)
Assets
Investments in Master Funds, at fair value	$82,135,022	$43,910,786
Investment in Graham Cash Assets LLC, at fair value	430,762,084	409,389,656
Commission reimbursements receivable	496,296	278,469
Receivable from Master Funds	4	–
Total assets	$513,393,406	$453,578,911

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$41,193,066	$4,817,403
Accrued brokerage fees	969,798	894,187
Accrued advisory fees	842,506	768,947
Accrued sponsor fees	421,253	384,474
Payable to Master Funds	1,591	61
Total liabilities	43,428,214	6,865,072

Members’ capital:
Class 0 Units (2,985,148.707 and 2,685,172.128 units issued and outstanding at $131.58 and $138.96 per unit, respectively)	392,786,296	373,121,130
Class 2 Units (719,537.996 and 639,582.657 units issued and outstanding at $106.06 and $113.68 per unit, respectively)	76,311,534	72,710,381
Class M Units (4,671.470 and 4,671.470 units issued and outstanding at $185.67 and $188.88 per unit, respectively)	867,362	882,328
Total members’ capital	469,965,192	446,713,839
Total liabilities and members’ capital	$513,393,406	$453,578,911

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	September 30, 2011 (Unaudited)		December 31, 2010 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$18,591,032	3.96%	$7,603,525	1.70%
Graham Discretionary Energy Trading III LLC	981,719	0.21%	1,690,592	0.38%
Graham Energy Focus LLC	6,664,685	1.42%	-	0.00%
Graham Fed Policy Ltd.	5,726,006	1.22%	6,709,637	1.50%
Graham Global Monetary Policy LLC	12,427,431	2.64%	3,566,013	0.80%
Graham K4D Trading Ltd.	31,362,992	6.67%	24,030,670	5.38%
Graham Macro Directional LLC	6,381,157	1.36%	268,357	0.06%
Graham Short Term Global Macro LLC	-	0.00%	41,992	0.01%
Total investments in Master Funds	$82,135,022	17.48%	$43,910,786	9.83%

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Statements of Operations and Managing Member Allocation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)
Net gain (loss) allocated from investments in Master Funds:
Net realized gain (loss) on investments	$5,422,708	$(2,574,496)	$4,257,925	$2,867,722
Net (decrease) increase in unrealized appreciation on investments	(3,566,381)	15,073,125	(14,872,899)	15,373,790
Brokerage commissions and fees	(1,320,014)	(683,647)	(3,866,326)	(1,739,141)
Net gain (loss) allocated from investments in Master Funds	536,313	11,814,982	(14,481,300)	16,502,371

Net investment loss allocated from investments in Master Funds	(62,904)	(26,684)	(119,491)	(56,160)

Investment income:
Interest income	439,886	502,343	1,453,597	1,384,191
Total investment income	439,886	502,343	1,453,597	1,384,191

Expenses:
Brokerage fees	3,014,313	2,227,084	8,769,947	6,030,707
Advisory fees	2,616,830	1,922,144	7,598,949	5,172,169
Sponsor fees	1,308,415	961,072	3,799,474	2,586,085
Interest and other	4,970	11,550	23,474	37,822
Commission reimbursements	(1,320,014)	(683,647)	(3,866,326)	(1,739,141)
Total expenses	5,624,514	4,438,203	16,325,518	12,087,642
Net investment loss of the Fund	(5,184,628)	(3,935,860)	(14,871,921)	(10,703,451)

Net (loss) income	(4,711,219)	7,852,438	(29,472,712)	5,742,760

Incentive allocation	-	(1,189,086)	(51,877)	(1,194,778)

Net (loss) income available for pro-rata allocation to all members	$(4,711,219)	$6,663,352	$(29,524,589)	$4,547,982

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Statements of Changes in Members’ Capital

For the nine months ended September 30, 2011 (unaudited) and 2010 (unaudited)

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2009	1,851,259.271	$250,952,480	462,314.824	$52,116,241	4,671.470	$813,191	$303,881,912
Subscriptions	727,135.959	97,996,571	127,071.006	14,095,881	–	–	112,092,452
Redemptions	(145,564.726)	(19,555,651)	(44,923.571)	(4,975,824)	–	(1,194,778)	(25,726,253)
Incentive allocation	–	(1,143,893)	–	(50,885)	–	1,194,778	–
Net income	–	5,522,655	–	175,763	–	44,342	5,742,760
Members’ capital, September 30, 2010	2,432,830.504	$333,772,162	544,462.259	$61,361,176	4,671.470	$857,533	$395,990,871

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2010	2,685,172.128	$373,121,130	639,582.657	$72,710,381	4,671.470	$882,328	$446,713,839
Subscriptions	763,027.691	105,586,997	159,240.404	17,823,871	–	–	123,410,868
Redemptions	(463,051.112)	(61,843,890)	(79,285.065)	(8,791,036)	–	(51,877)	(70,686,803)
Incentive allocation	–	(44,314)	–	(7,563)	–	51,877	–
Net loss	–	(24,033,627)	–	(5,424,119)	–	(14,966)	(29,472,712)
Members’ capital, September 30, 2011	2,985,148.707	$392,786,296	719,537.996	$76,311,534	4,671.470	$867,362	$469,965,192

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Statements of Cash Flows

	Nine Months Ended September 30,
	2011 (Unaudited)	2010 (Unaudited)
Cash flows used in operating activities
Net (loss) income	$(29,472,712)	$5,742,760
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net loss (income) allocated from investment in Master Funds	14,600,791	(16,446,211)
Net income allocated from investment in Graham Cash Assets LLC	(1,453,597)	(1,384,191)
Proceeds from sale of investments in Master Funds	613,324,164	237,721,282
Proceeds from sale of investments in Graham Cash Assets LLC	477,724,559	187,141,787
Investments in Master Funds	(666,147,665)	(252,775,703)
Investments in Graham Cash Assets LLC	(497,643,390)	(248,425,825)
Changes in assets and liabilities:
Commission reimbursements receivable	(217,827)	(135,104)
Accrued brokerage fees	75,611	150,573
Accrued advisory fees	73,559	138,228
Accrued sponsor fees	36,779	69,114
Accrued incentive allocation	-	847,494
Net cash used in operating activities	(89,099,728)	(87,355,796)

Cash flows provided by financing activities
Subscriptions	123,410,868	112,092,452
Redemptions	(34,311,140)	(24,736,705)
Net cash provided by financing activities	89,099,728	87,355,747

Net decrease in cash and cash equivalents	-	(49)

Cash and cash equivalents, beginning of period	-	49
Cash and cash equivalents, end of period	$-	$-

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

September 30, 2011

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

Amounts included in the financial statements and accompanying notes related to September 30, 2011 and 2010 and the three and nine month periods then ended are unaudited.  Amounts included herein as of December 31, 2010 have been taken from the December 31, 2010 audited financial statements and accompanying notes of GAIT.

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

GAIT reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  In accordance with this hierarchy, GAIT’s investments in Master Funds and Graham Cash Assets LLC (“GCA”) have been classified as Level 2.  These investments are discussed in Notes 3 and 4.  There were no Level 3 assets or liabilities held at any point during the nine months ended September 30, 2011 or the twelve months ended December 31, 2010 by GAIT, the Master Funds, or GCA, and there were no transfers between Level 1 and Level 2 during those periods. Transfers between levels are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Options (continued)

The Master Funds are exposed to counterparty risk to the extent that a seller of an over-the-counter option does not meet its obligations under the terms of the option contract.  The maximum risk of loss to the Master Funds is the fair value of the contracts and the premiums paid to purchase its open option contracts. Relative to over-the-counter options, exchange traded options provide reduced counterparty risk to the Master Funds since the exchanges’ clearinghouse guarantees the option against default.

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

Indemnifications

In the normal course of business, the Master Funds, GCA, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts include those with GCA and the Master Funds’ brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

3. Investments in Master Funds

As of September 30, 2011 and December 31, 2010, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members’ capital are individually identified, while smaller investments are aggregated under the caption “Other Master Funds.”  The number of Master Funds included in each aggregated category is disclosed parenthetically next to each name.  All of the Master Funds and GAIT are related parties.   The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

September 30, 2011
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (three months then ended)	Net Loss (nine months then ended)

Graham K4D Trading Ltd. – (a)	6.67%	$31,362,992	$(16,837,697)	$(33,582,747)
Other Master Funds (8) – (b) (c) (d) (e)	10.81%	50,772,030	17,311,106	18,981,956
	17.48%	$82,135,022	$473,409	$(14,600,791)

December 31, 2010			September 30, 2010
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (three months then ended)	Net Income (nine months then ended)

Graham K4D Trading Ltd. – (a)	5.38%	$24,030,670	$6,996,103	$2,886,254
Other Master Funds (7) – (b) (c) (d) (e)	4.45%	19,880,116	4,792,195	13,559,957
	9.83%	$43,910,786	$11,788,298	$16,446,211

(a) – Systematic Macro	(b) – Fixed Income	(c) – Global Macro	(d) – Energy Related	(e) – Commodities

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of September 30, 2011:

	Graham Commodity Strategies LLC (Delaware)	Graham Discretionary Energy Trading III LLC (Delaware)	Graham Energy Focus LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)
Assets:
Due from brokers	$116,476,259	$6,009,491	$41,922,589	$33,135,133	$89,608,118	$240,973,205	$29,353,370
Options, at fair value	-	-	8,310,050	7,133,628	41,384	-	-
Derivative financial instruments, at fair value	10,561,774	-	-	3,761,409	4,911,016	14,800,706	3,635,065
Subscriptions receivable	-	-	-	-	120	-	-
Total assets	127,038,033	6,009,491	50,232,639	44,030,170	94,560,638	255,773,911	32,988,435

Liabilities:
Options, at fair value	-	-	7,277,950	9,194,301	946,482	-	-
Derivative financial instruments, at fair value	13,077,369	-	13,351,540	-	211,184	8,525,381	-
Due to brokers	-	-	-	-	-	2,377,906	-
Redemptions payable	-	-	-	142	-	409,154	-
Total liabilities	13,077,369	-	20,629,490	9,194,443	1,157,666	11,312,441	-
Net assets	$113,960,664	$6,009,491	$29,603,149	$34,835,727	$93,402,972	$244,461,470	$32,988,435

Percentage of Master Fund held by the Fund	16.31%	16.34%	22.51%	16.44%	13.31%	12.83%	19.34%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2011.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC
Long contracts
Futures
Brent Crude November 2011	2,358	$(13,078,020)	(11.47)%
Other Brent Crude December 2011 - 2014	4,014	(9,282,820)	(8.14)%
Gasoline RBOB December 2011	750	(11,790,450)	(10.35)%
Other Gasoline RBOB March 2012	750	(1,835,400)	(1.61)%
Gas Oil October 2011	3,521	(8,844,800)	(7.76)%
Other Gas Oil December 2011 – June 2012	1,526	(5,566,700)	(4.88)%
Heating Oil January 2012	6,182	(9,636,493)	(8.46)%
LME Aluminum December 2011	4,090	(15,315,665)	(13.44)%
LME Copper December 2011	382	(7,408,787)	(6.50)%
LME Nickel December 2011	514	(6,323,118)	(5.55)%
LME Zinc December 2011	4,462	(17,646,302)	(15.48)%
Soybean November 2012	1,727	(12,206,650)	(10.71)%
Other Soybean November 2011	352	(3,341,413)	(2.93)%
Coffee May 2012	1,206	(22,731,150)	(19.95)%
Other Coffee March 2012	25	(69,281)	(0.06)%
Wheat December 2012	1,996	(21,386,438)	(18.77)%
Wheat December 2011	355	(6,801,725)	(5.97)%
Wheat July 2012	1,535	(6,533,738)	(5.73)%
Wheat March 2012	1,418	(7,676,488)	(6.74)%
Other Wheat May 2012 – December 2012	33	(13,450)	(0.01)%
WTI Crude December 2012	1,177	(8,352,770)	(7.33)%
WTI Crude December 2013	2,345	(8,235,250)	(7.23)%
WTI Crude September 2013	1,000	(14,520,000)	(12.74)%
Other WTI Crude January 2012 – January 2014	1,338	(12,327,610)	(10.82)%
Other commodity		(15,601,389)	(13.69)%
Total futures		(246,525,907)	(216.32)%

Swaps
Other Gas Oil December 2011	27	4,698,000	4.12%
Other Brent Crude December 2011 – June 2012	1,097	4,112,960	3.61%
Other Wheat March 2012	768	(5,523,950)	(4.85)%
Other commodity		(1,595,810)	(1.40)%
Total swaps		1,691,200	1.48%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

 3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2011.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC (continued)
Short contracts
Futures
Brent Crude January 2012	(4,257)	$24,304,470	21.33%
Brent Crude December 2012	(575)	7,463,500	6.55%
Other Brent Crude February 2012 – December 2013	(2,825)	8,104,850	7.11%
Heating Oil December 2011	(4,120)	6,570,173	5.76%
Other Heating Oil November 2011	(1,768)	1,545,281	1.36%
LME Aluminum December 2011	(4,708)	16,610,061	14.58%
LME Copper December 2011	(499)	10,881,100	9.55%
Other Copper December 2011	(323)	3,359,575	2.95%
LME Nickel December 2011	(654)	7,109,568	6.24%
LME Zinc December 2011	(4,711)	18,305,924	16.06%
Coffee December 2011	(1,419)	10,108,463	8.87%
Corn December 2012	(3,375)	9,884,325	8.67%
Other Corn December 2011	(1,003)	3,955,587	3.47%
Gas Oil November 2011	(5,212)	17,577,775	15.42%
Other Gas Oil December 2012	(50)	726,600	0.64%
Natural Gas December 2011 – October 2012	(2,414)	6,125,390	5.38%
Wheat December 2012	(449)	5,892,913	5.17%
Wheat March 2012	(1,214)	8,984,775	7.88%
Wheat July 2012	(3,537)	29,605,887	25.98%
WTI Crude June 2013	(2,424)	19,512,270	17.12%
Other WTI Crude November 2011 – December 2014	(3,239)	9,049,360	7.94%
Other commodity		3,957,121	3.47%
Total futures		229,634,968	201.50%

Swaps
Wheat December 2011	(2,479)	15,526,464	13.62%
Other Gas Oil June 2012	(27)	(3,476,250)	(3.05)%
Other Brent Crude December 2012	(1,097)	(1,521,140)	(1.33)%
Other commodity		2,155,070	1.89%
Total swaps		12,684,144	11.13%

Total		$(2,515,595)	(2.21)%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2011.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Energy Focus LLC
Long contracts
Futures
Natural Gas October 2012	2,813	$(8,639,150)	(29.18)%
Other Natural Gas December 2011 – April 2013	1,240	(857,220)	(2.90)%
Other commodity		(1,186,290)	(4.01)%
Total futures		(10,682,660)	(36.09)%

Options
Natural Gas November 2011 – October 2012, $4.50 - $4.90 Put	1,050	8,009,250	27.05%
Other Natural Gas December 2011 – March 2012, $4.70 - $4.90 Call	600	300,800	1.02%
Total options		8,310,050	28.07%

Swaps
Natural Gas November 2011	1,800	(3,281,475)	(11.07)%
Natural Gas December 2011	1,393	(2,940,060)	(9.93)%
Natural Gas January 2012	8,539	(17,227,582)	(58.20)%
Natural Gas February 2012	1,682	(2,828,805)	(9.56)%
Natural Gas March 2012	5,240	(2,457,203)	(8.30)%
Natural Gas October 2011 – December 2014	8,257	(4,826,745)	(16.31)%
Total swaps		(33,561,870)	(113.37)%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2011.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Energy Focus LLC (continued)
Short contracts
Futures
Natural Gas January 2012	(2,737)	$4,835,660	16.33%
Natural Gas February 2012	(1,523)	3,749,320	12.67%
Natural Gas April 2012	(4,062)	10,163,190	34.33%
Other Natural Gas November 2011	(811)	650,940	2.20%
Other commodity		629,790	2.13%
Total futures		20,028,900	67.66%

Options
Natural Gas November 2011, $4.00 Put	(650)	(2,369,250)	(8.00)%
Natural Gas November 2011 – October 2012, $5.50 - $6.50 Call	(1,650)	(183,950)	(0.62)%
Natural Gas November 2011 – October 2012, $4.00 - $4.05 Put	(1,050)	(2,722,250)	(9.20)%
Crude Oil December 2011, $82.00 - $95.00 Call	(300)	(655,000)	(2.21)%
Crude Oil December 2011, $70.00 Put	(550)	(1,347,500)	(4.56)%
Total options		(7,277,950)	(24.59)%

Swaps
Natural Gas December 2011	(2,431)	6,101,545	20.61%
Natural Gas November 2011 – December 2013	(8,733)	4,762,545	16.09%
Total swaps		10,864,090	36.70%

Total		$(12,319,440)	(41.62)%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2011.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Fed Policy Ltd.
Long contracts
Futures
30 Day Fed Fund June 2012	4,579	$1,925,800	5.53%
Other 30 Day Fed Fund October 2011 – March 2012	21,640	1,835,609	5.27%
Total futures		3,761,409	10.80%

Options
Fed Fund Futures December 2011, $99.81 Call	4,500	2,015,786	5.78%
Fed Fund Futures October 2011 – November 2011, $99.81 Call	6,075	2,643,180	7.59%
Fed Fund Futures October 2011 – June 2012, $99.81 - $99.94 Put	27,756	2,155,912	6.19%
Other futures		318,750	0.92%
Total options		7,133,628	20.48%

Short contracts
Options
Fed Fund Futures December 2011, $99.88 Call	(9,700)	(2,223,095)	(6.38)%
Fed Fund Futures October 2011 – June 2012, $99.88 - $100.00 Call	(37,475)	(3,959,171)	(11.37)%
Fed Fund Futures October 2011 – June 2012, $99.25 - $99.88 Put	(73,037)	(2,787,035)	(8.00)%
Other futures		(225,000)	(0.65)%
Total options		(9,194,301)	(26.40)%

Total		$1,700,736	4.88%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2011.

Description	Notional Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham Global Monetary Policy LLC
Long contracts
Futures
Commodity		$26,060	0.02%
Foreign bond		(403,065)	(0.43)%
U.S. bond		678,031	0.73%
Total futures		301,026	0.32%

Options
Foreign currency		41,384	0.04%
Total options		41,384	0.04%

Forwards
Australian dollar / U.S. dollar 10/04/11	AUD 696,767,414	(7,518,013)	(8.05)%
Other Australian dollar / U.S. dollar 10/05/11	AUD 470,187,888	(2,181,909)	(2.33)%
Brazilian Real / U.S. dollar 10/04/11	BRL 123,780,000	(5,040,902)	(5.40)%
Other Brazilian Real / U.S. dollar 11/03/11	BRL 18,690,000	(167,175)	(0.18)%
Korean Won / U.S. dollar 10/19/11	KRW 116,823,100,000	(6,802,928)	(7.28)%
Other Korean Won / U.S. dollar 10/06/11 – 11/04/11	KRW 216,524,757,500	(7,079,816)	(7.58)%
Other foreign currency		(3,529,526)	(3.78)%
Total forwards		(32,320,269)	(34.60)%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2011.

Description	Notional Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham Global Monetary Policy LLC (continued)
Short contracts
Futures
Commodity		447,318	0.48%
Foreign bond		(110,692)	(0.12)%
Foreign index		293,907	0.31%
Interest rate		(52,304)	(0.06)%
U.S. index		303,693	0.33%
Total futures		881,922	0.94%

Options
Foreign currency		(946,482)	(1.01)%
Total options		(946,482)	(1.01)%

Forwards
Australian dollar / U.S. dollar 10/04/11	AUD (746,000,000)	8,425,346	9.02%
Other Australian dollar / U.S. dollar 10/05/11	AUD (540,000,000)	2,471,900	2.65%
Brazilian Real / U.S. dollar 10/04/11 - 11/03/11	BRL (179,065,000)	5,090,794	5.45%
Korean Won / U.S. dollar 10/19/11	KRW (116,823,100,000)	5,904,927	6.32%
Other Korean Won / U.S. dollar 10/06/11 – 11/04/11	KRW (216,604,942,500)	7,978,561	8.54%
Other foreign currency		5,965,625	6.39%
Total forwards		35,837,153	38.37%

Total		$3,794,734	4.06%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2011.

Description	Number of Contracts / Notional Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Long contracts
Futures
U.S. bond		$(3,113,222)	(1.27)%
Foreign bond		(4,802,162)	(1.96)%
U.S. index		(10,286,975)	(4.21)%
Foreign index		345,239	0.14%
Soybean November 2011	1,389	(13,188,220)	(5.40)%
Other Soybean March 2012	1	(316)	(0.00)%
Other commodity		(65,379,418)	(26.74)%
Interest rate		(4,000,731)	(1.64)%
Currency		(1,578,712)	(0.65)%
Total futures		(102,004,517)	(41.73)%

Swaps
Soybean November 2011	56	(555,901)	(0.23)%
Other commodity		(1,310)	(0.00)%
Total swaps		(557,211)	(0.23)%

Forwards
Australian dollar / U.S. dollar 10/19/11	AUD 739,945,082	(29,884,516)	(12.22)%
Other Australian dollar / U.S. dollar 10/04/11 – 10/05/11	AUD 209,551,333	(833,817)	(0.34)%
Brazilian Real / U.S. dollar 10/04/11	BRL 840,781,555	(66,064,753)	(27.02)%
Other Brazilian Real / U.S. dollar 11/03/11	BRL 32,424,127	(188,743)	(0.08)%
Canadian dollar / U.S. dollar 10/19/11	CAD 1,380,588,086	(51,748,332)	(21.17)%
Euro / U.S. dollar 10/19/11	EUR 690,395,122	(13,381,484)	(5.47)%
Japanese Yen / U.S. dollar 10/19/11	JPY 230,430,610,022	(20,135,020)	(8.24)%
New Zealand dollar / U.S. dollar 10/19/11	NZD 385,115,861	(14,950,625)	(6.12)%
Other foreign currency		(75,275,971)	(30.79)%
Total forwards		(272,463,261)	(111.45)%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2011.

Description	Number of Contracts / Notional Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Short contracts
Futures
U.S. bond		$(1,563,681)	(0.64)%
Foreign bond		(1,116,469)	(0.46)%
U.S. index		9,639,394	3.94%
Foreign index		(2,872,584)	(1.17)%
LME Copper December 2011	(675)	21,600,866	8.84%
Other Copper December 2011 – March 2012	(522)	5,336,696	2.18%
Crude Oil November 2011	(2,293)	14,219,715	5.82%
Other Crude Oil December 2011	(1)	543	0.00%
Other commodity		61,634,892	25.21%
Interest rate		1,412,266	0.58%
Currency		4,703,191	1.92%
Total futures		112,994,829	46.22%

Swaps
Commodity		4,367,607	1.79%
Total swaps		4,367,607	1.79%

Forwards
Australian dollar / U.S. dollar 10/19/11	AUD (843,989,06)	22,541,833	9.22%
Other Australian dollar / U.S. dollar 10/04/11 – 10/05/11	AUD (204,384,28)	821,742	0.34%
Brazilian Real / U.S. dollar 10/04/11	BRL (840,781,555)	59,414,523	24.30%
Other Brazilian Real / U.S. dollar 11/03/11	BRL (47,520,411)	457,669	0.19%
Canadian dollar / U.S. dollar 10/19/11	CAD (1,586,777,537)	48,314,863	19.76%
Euro / U.S. dollar 10/19/11	EUR (960,417,966)	22,934,898	9.38%
Japanese Yen / U.S. dollar 10/19/11	JPY (222,034,528,765)	20,011,367	8.19%
Other foreign currency		89,440,983	36.59%
Total forwards		263,937,878	107.97%

Total		$6,275,325	2.57%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2011.

Description	Notional Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham Macro Directional LLC
Long contracts
Forwards
Foreign currency		$(575,072)	(1.74)%
Total forwards		(575,072)	(1.74)%

Short contracts
Futures
U.S. Index		923,688	2.80%
Total futures		923,688	2.80%

Forwards
Australian dollar / U.S. dollar 10/04/11	AUD (275,000,000)	2,799,943	8.49%
Other Australian dollar / U.S. dollar 10/05/11	AUD (285,000,000)	486,506	1.47%
Total forwards		3,286,449	9.96%

Total		$3,635,065	11.02%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of September 30, 2011:

	Graham Commodity Strategies LLC	Graham Energy Focus LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC
Long Contracts
Level 1:
U.S. bond futures	$-	$-	$-	$678,031	$(3,113,222)	$-
Foreign bond futures	-	-	-	(403,065)	(4,802,162)	-
U.S. index futures	-	-	-	-	(10,286,975)	-
Foreign index futures	-	-	-	-	345,239	-
Commodity futures	(246,525,907)	(10,682,660)	-	26,060	(78,567,954)	-
Commodity futures options	-	8,310,050	-	-	-	-
Commodity swaps	1,691,200	(33,561,870)	-	-	(557,211)	-
Interest rate futures	-	-	3,761,409	-	(4,000,731)	-
Interest rate futures options	-	-	7,133,628	-	-	-
Currency futures	-	-	-	-	(1,578,712)	-
Total Level 1	(244,834,707)	(35,934,480)	10,895,037	301,026	(102,561,728)	-

Level 2:
Foreign currency forwards	-	-	-	(32,320,269)	(272,463,261)	(575,072)
Foreign currency options	-	-	-	41,384	-	-
Total Level 2	-	-	-	(32,278,885)	(272,463,261)	(575,072)
Total long contracts	$(244,834,707)	$(35,934,480)	$10,895,037	$(31,977,859)	$(375,024,989)	$(575,072)

Short Contracts
Level 1:
U.S. bond futures	$-	$-	$-	$-	$(1,563,681)	$-
Foreign bond futures	-	-	-	(110,692)	(1,116,469)	-
Foreign index futures	-	-	-	293,907	(2,872,584)	-
U.S. index futures	-	-	-	303,693	9,639,394	923,688
Commodity futures	229,634,968	20,028,900	-	447,318	102,792,712	-
Commodity futures options	-	(7,277,950)	-	-	-	-
Commodity swaps	12,684,144	10,864,090	-	-	4,367,607	-
Interest rate futures	-	-	-	(52,304)	1,412,266	-
Interest rate futures options	-	-	(9,194,301)	-	-	-
Currency futures	-	-	-	-	4,703,191	-
Total Level 1	242,319,112	23,615,040	(9,194,301)	881,922	117,362,436	923,688

Level 2:
Foreign currency forwards	-	-	-	35,837,153	263,937,878	3,286,449
Foreign currency options	-	-	-	(946,482)	-	-
Total Level 2	-	-	-	34,890,671	263,937,878	3,286,449
Total short contracts	$242,319,112	$23,615,040	$(9,194,301)	$35,772,593	$381,300,314	$4,210,137

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at September 30, 2011 categorized by primary underlying risk.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting.  Amounts presented below as collateral balances supporting all derivative positions are included in due from / (to) brokers on the respective Master Fund’s statement of financial condition.

	Graham Commodity Strategies LLC						Graham Energy Focus LLC
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$3,750,771,496	50,784	$(3,994,915,685)	(57,924)	$236,260,233	$(253,151,172)	$199,632,400	4,358	$(435,843,310)	(9,786)	$20,028,900	$(10,682,660)
Swaps	176,649,860	2,482	(227,159,118)	(4,327)	26,492,494	(12,117,150)	280,826,958	26,911	(118,413,305)	(11,164)	11,021,243	(33,719,023)
	3,927,421,356	53,266	(4,222,074,803)	(62,251)	262,752,727	(265,268,322)	480,459,358	31,269	(554,256,615)	(20,950)	31,050,143	(44,401,683)

Equity price
Futures	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-	-	-

Foreign currency exchange rate
Futures	-	-	-	-	-	-	-	-	-	-	-	-
Forwards	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-	-	-

Interest rate
Futures	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-	-	-
Total	$3,927,421,356	53,266	$(4,222,074,803)	(62,251)	$262,752,727	$(265,268,322)	$480,459,358	31,269	$(554,256,615)	(20,950)	$31,050,143	$(44,401,683)

Collateral balances supporting all derivative positions						$116,476,259						$41,922,589

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at September 30, 2011 categorized by primary underlying risk.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. Amounts presented below as collateral balances supporting all derivative positions are included in due from / (to) brokers on the respective Master Fund’s statement of financial condition.

	Graham Fed Policy Ltd.						Graham Global Monetary Policy LLC
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$-	-	$-	-	$-	$-	$30,823,700	190	$(33,570,000)	(350)	$473,378	$-
Swaps	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	30,823,700	190	(33,570,000)	(350)	473,378	-

Equity price
Futures	-	-	-	-	-	-	-	-	(33,801,254)	(550)	597,600	-
	-	-	-	-	-	-	-	-	(33,801,254)	(550)	597,600	-

Foreign currency exchange rate
Futures	-	-	-	-	-	-	-	-	-	-	-	-
Forwards	-	-	-	-	-	-	7,153,566	-	(5,247,507)	-	8,883,942	(5,367,058)
	-	-	-	-	-	-	7,153,566	-	(5,247,507)	-	8,883,942	(5,367,058)

Interest rate
Futures	10,914,786,242	26,219	-	-	3,965,071	(203,662)	585,349,102	5,350	(3,113,355,666)	(8,774)	1,862,367	(1,750,397)
	10,914,786,242	26,219	-	-	3,965,071	(203,662)	585,349,102	5,350	(3,113,355,666)	(8,774)	1,862,367	(1,750,397)
Total	$10,914,786,242	26,219	$-	-	$3,965,071	$(203,662)	$623,326,368	5,540	$(3,185,974,427)	(9,674)	$11,817,287	$(7,117,455)

Collateral balances supporting all derivative positions						$33,135,133						$89,608,118

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at September 30, 2011 categorized by primary underlying risk.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. Amounts presented below as collateral balances supporting all derivative positions are included in due from / (to) brokers on the respective Master Fund’s statement of financial condition.

	Graham K4D Trading Ltd.						Graham Macro Directional LLC
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$522,389,303	7,428	$(991,669,996)	(20,375)	$91,265,305	$(67,040,547)	$-	-	$-	-	$-	$-
Swaps	3,301,200	56	(58,949,530)	(1,932)	4,366,271	(555,875)	-	-	-	-	-	-
	525,690,503	7,484	(1,050,619,526)	(22,307)	95,631,576	(67,596,422)	-	-	-	-	-	-

Equity price
Futures	199,800,119	4,254	(410,064,495)	(7,452)	7,562,237	(10,737,163)	-	-	(50,670,000)	(900)	923,688	-
	199,800,119	4,254	(410,064,495)	(7,452)	7,562,237	(10,737,163)	-	-	(50,670,000)	(900)	923,688	-

Foreign currency exchange rate
Futures	122,402,981	1,486	(231,243,788)	(1,733)	3,284,664	(160,185)
Forwards	27,912,352	-	(37,186,219)	-	28,309,734	(36,835,117)	2,504,000	-	,	,	2,711,377	-
	150,315,333	1,486	(268,430,007)	(1,733)	31,594,398	(36,995,302)	2,504,000	-	,	,	2,711,377	-

Interest rate
Futures	9,559,805,314	35,995	(1,169,408,767)	(5,589)	2,688,188	(15,872,187)	-	-	,	,	-	-
	9,559,805,314	35,995	(1,169,408,767)	(5,589)	2,688,188	(15,872,187)	-	-	,	,	-	-
Total	$10,435,611,269	49,219	$(2,898,522,795)	(37,081)	$137,476,399	$(131,201,074)	$2,504,000	-	$(50,670,000)	(900)	$3,635,065	$-
Collateral balances supporting all derivative positions						$238,595,299						$29,353,370

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three and nine month periods ended September 30, 2011:

	Graham Commodity Strategies LLC (Delaware)	Graham Discretionary Energy Trading III LLC (Delaware)	Graham Energy Focus LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)	Graham Short Term Global Macro LLC (Delaware)

	Three Months Ended September 30, 2011
Net investment loss	$(6,206)	$(55,848)	$(2,697)	$(1,155)	$(193,112)	$(169,883)	$(25,923)	$-

Net realized gain (loss) on investments	30,418,977	3,615,278	17,235,451	13,785,707	15,742,755	(161,048,924)	59,995,650	-
Net increase (decrease) in unrealized appreciation on investments	(19,631,421)	(7,651,291)	(19,062,821)	(6,309,319)	7,460,723	26,144,203	7,067,429	-
Brokerage commissions and fees	(2,014,171)	(584,559)	(279,564)	(660,278)	(1,568,140)	(3,638,203)	(307,298)	-
Net gain (loss) on investments	8,773,385	(4,620,572)	(2,106,934)	6,816,110	21,635,338	(138,542,924)	66,755,781	-
Net income (loss)	$8,767,179	$(4,676,420)	$(2,109,631)	$6,814,955	$21,442,226	$(138,712,807)	$66,729,858	$-

	Nine Months Ended September 30, 2011
Net investment income (loss)	$(15,072)	$(76,722)	$(18,181)	$(5,185)	$(259,745)	$(460,227)	$(34,346)	$1,186

Net realized gain (loss) on investments	107,512,168	(11,935,802)	11,284,560	36,091,667	27,117,821	(229,474,772)	36,579,778	3,960,455
Net increase (decrease) in unrealized appreciation on investments	(39,487,473)	(16,614,276)	(13,480,668)	(5,573,405)	8,351,654	(38,951,376)	6,017,971	(1,898,136)
Brokerage commissions and fees	(5,487,343)	(2,187,662)	(921,141)	(1,960,811)	(2,941,908)	(10,568,353)	(1,328,069)	(548,562)
Net gain (loss) on investments	62,537,352	(30,737,740)	(3,117,249)	28,557,451	32,527,567	(278,994,501)	41,269,680	1,513,757
Net income (loss)	$62,522,280	$(30,814,462)	$(3,135,430)	$28,552,266	$32,267,822	$(279,454,728)	$41,235,334	$1,514,943

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net gain (loss) on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended September 30, 2011:

	Graham Commodity Strategies LLC	Graham Discretionary Energy Trading III LLC	Graham Energy Focus LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC	Graham Short Term Global Macro LLC
Commodity price
Futures	$(2,162,171)	$8,177,697	$23,788,172	$-	$20,206,590	$(5,164,850)	$2,146,040	$-
Options	-	(13,924,790)	321,900	-	-	-	-	-
Swaps	12,949,727	1,711,080	(25,927,942)	-	-	2,104,346	-	-
	10,787,556	(4,036,013)	(1,817,870)	-	20,206,590	(3,060,504)	2,146,040	-
Equity price
Futures	-	-	(9,500)	-	12,459,295	(134,617,931)	9,331,261	-
Options	-	-	-	-	(1,416,863)	-	-	-
	-	-	(9,500)	-	11,042,432	(134,617,931)	9,331,261	-
Foreign currency exchange rate
Futures	-	-	-	-	-	10,223,770	-	-
Forwards	-	-	-	-	(14,623,359)	(94,513,839)	30,284,014	-
Options	-	-	-	-	(5,309,085)	-	-	-
	-	-	-	-	(19,932,444)	(84,290,069)	30,284,014	-
Interest rate
Futures	-	-	-	15,147,183	11,886,900	87,063,783	24,433,838	-
Options	-	-	-	(7,670,795)	-	-	867,926	-
	-	-	-	7,476,388	11,886,900	87,063,783	25,301,764	-
Total	$10,787,556	$(4,036,013)	$(1,827,370)	$7,476,388	$23,203,478	$(134,904,721)	$67,063,079	$-

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net gain (loss) on investments in their statements of operations segregated by primary underlying risk and contract type for the nine months ended September 30, 2011:

	Graham Commodity Strategies LLC	Graham Discretionary Energy Trading III LLC	Graham Energy Focus LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC	Graham Short Term Global Macro LLC
Commodity price
Futures	$55,169,468	$(11,954,168)	$25,711,084	$-	$28,841,545	$(48,151,690)	$1,414,568	$3,852,769
Options	-	(19,066,205)	3,023,965	-	(87,120)	-	-	(223,490)
Swaps	12,855,227	2,470,295	(30,921,657)	-	-	2,104,346	-	-
	68,024,695	(28,550,078)	(2,186,608)	-	28,754,425	(46,047,344)	1,414,568	3,629,279
Equity price
Futures	-	-	(9,500)	-	6,973,569	(202,948,060)	4,644,280	1,134,945
Options	-	-	-	-	(1,416,863)	-	-	(427,187)
	-	-	(9,500)	-	5,556,706	(203,948,060)	4,644,280	707,758
Foreign currency exchange rate
Futures	-	-	-	-	-	227,767	-	-
Forwards	-	-	-	-	29,853,154	(113,092,112)	1,577,627	5,706,028
Options	-	-	-	-	(26,148,114)	-	-	(7,400,670)
	-	-	-	-	3,705,040	(112,864,345)	1,577,627	(1,694,642)
Interest rate
Futures	-	-	-	43,708,133	(1,838,883)	93,433,601	34,093,348	(580,076)
Options	-	-	-	(13,189,871)	(707,813)	-	867,926	-
	-	-	-	30,518,262	(2,546,696)	93,433,601	34,961,274	(580,076)
Total	$68,024,695	$(28,550,078)	$(2,196,108)	$30,518,262	$35,469,475	$(268,426,148)	$42,597,749	$2,062,319

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

 3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2010.

Description	Principal Amount / Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Short Term Global Macro LLC
Long contracts
Futures
S&P 500 E-Mini March 2011	225	$(16,875)	(11.52)%
Total futures		(16,875)	(11.52)%

Options
British Pound Put / Swiss Franc Call, $1.47	CHF 10,000,000	47,256	32.27%
Total options		47,256	32.27%

Forwards
Chinese Yuan / U.S. dollar 08/19/11	CNY 34,143,000	1,385,221	945.81%
Total forwards		1,385,221	945.81%

Short Contracts
Forwards
Swiss Franc / British Pound 01/05/11	CHF (7,292,955)	(15,162)	(10.35)%
Chinese Yuan / U.S. dollar 08/19/11	CNY (334,143,000)	(1,458,935)	(996.15)%
Total forwards		(1,474,097)	(1,006.50)%

Total		$(58,495)	(39.94)%

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three and nine months ended September 30, 2010:

	Graham Commodity Strategies LLC (Delaware)	Graham Discretionary Energy Trading III LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham GMP Securities LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)	Graham Short Term Global Macro LLC (Delaware)

	Three Months Ended September 30, 2010
Net investment income (loss)	$(1,462)	$(63,926)	$(3,721)	$(28,436)	$486	$(25,302)	$62,423	$723

Net realized gain (loss)on investments	(30,632,779)	(8,157,907)	20,771,895	2,888,717	(716,813)	(9,520,923)	2,616,752	1,479,222
Net increase (decrease) in appreciation on investments	31,565,216	13,651,897	3,687,486	2,868,043	(529,824)	68,863,324	(2,464,404)	15,070
Brokerage commissions and fees	(1,347,849)	(551,867)	(544,081)	(462,964)	(538)	(1,766,962)	(361,528)	(153,017)
Net gain (loss) on investments	(415,412)	4,942,123	23,915,300	5,293,796	(1,247,175)	57,575,439	(209,180)	1,341,275
Net income (loss)	$(416,874)	$4,878,197	$23,911,579	$5,265,360	$(1,246,689)	$57,550,137	$(146,757)	$1,341,998

	Nine Months Ended September 30, 2010
Net investment income (loss)	$(9,606)	$(95,164)	$(6,706)	$(47,142)	$(25,215)	$(127,018)	$(36,686)	$912

Net realized gain (loss) on investments	(27,201,108)	618,331	12,832,214	95,303,646	(4,743,412)	(31,318,993)	17,533,873	(3,686,155)
Net increase (decrease) in appreciation on investments	23,031,904	9,373,559	26,296,377	5,543,806	1,324,681	54,268,614	(1,589,754)	1,941,696
Brokerage commissions and fees	(3,540,939)	(1,066,971)	(2,885,788)	(1,618,332)	(1,695)	(4,773,158)	(665,723)	(285,325)
Net gain (loss) on investments	(7,710,143)	8,924,919	36,242,803	99,229,120	(3,420,426)	18,176,463	15,278,396	(2,029,784)
Net income (loss)	$(7,719,749)	$8,829,755	$36,236,097	$99,181,978	$(3,445,641)	$18,049,445	$15,241,710	$(2,028,872)

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in GCA, an entity for which the Manager is also the sole investment advisor. GCA commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which range in maturity from three to thirty months. GCA also maintains cash and cash equivalents on deposit with major U.S. institutions. GCA values all fixed income securities at amortized cost to the extent it approximates fair value.  GAIT’s investment in GCA is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of GCA’s reported net asset value. GAIT records its proportionate share of GCA’s investment income and expenses on a monthly basis. For the three months ended September 30, 2011, the total amount recognized by GAIT with respect to its investment in GCA was $439,886.  For the nine months ended September 30, 2011, the total amount recognized by GAIT with respect to its investment in GCA was $1,453,597.  For the three months ended

September 30, 2010, the total amount recognized by GAIT with respect to its investment in GCA was $502,343.  For the nine months ended September 30, 2010, the total amount recognized by GAIT with respect to its investment in GCA was $1,384,191.  These amounts are included in interest income in the statements of operations and managing member allocation.  At September 30, 2011 and December 31, 2010, GAIT owned approximately 12.81% and 13.77%, respectively, of GCA.  The following table summarizes the financial position of GCA as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$935,478,058	$750,098,151
Investments in fixed income securities (cost $2,418,350,430 and $2,215,622,512 respectively)	2,418,350,430	2,215,622,512
Accrued interest income	8,640,660	6,547,074
Total assets	3,362,469,148	2,972,267,737

Liabilities:
Other liabilities	30,000	20,000
Total liabilities	30,000	20,000
Net assets	$3,362,439,148	$2,972,247,737

The following table summarizes the results of operations of GCA for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Investment income
Interest income	$3,492,406	$3,607,698	$11,203,532	$9,511,911
Total investment income	3,492,406	3,607,698	11,203,532	9,511,911

Expenses:
Bank fee expense	127,380	99,802	386,034	344,304
Total expenses	127,380	99,802	386,034	344,304
Net investment income	3,365,026	3,507,896	10,817,498	9,167,607
Net income	$3,365,026	$3,507,896	$10,817,498	$9,167,607

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following schedule displays the condensed schedule of investments for GCA as of September 30, 2011.

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Graham Cash Assets LLC
Investments in Fixed Income Securities (cost $2,418,350,430)
United States
FDIC Guaranteed Bonds (cost $979,935,736)
Citigroup Funding Inc. 1.88% - 2.25% due 07/12/12 - 12/10/12	$259,364,000	$263,526,288	7.84%
Other FDIC guaranteed bonds		716,409,448	21.30%
Total FDIC Guaranteed Bonds		979,935,736	29.14%

Government Bonds (cost $1,438,414,694)
U.S. Treasury 0.38% - 1.38% due 10/31/11 – 06/30/13	1,435,000,000	1,438,414,694	42.78%
Total Government Bonds		1,438,414,694	42.78%

Total Investments in Fixed Income Securities		$2,418,350,430	71.92%

The following schedule displays the condensed schedule of investments for GCA as of December 31, 2010.

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

GCA reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  The following table shows the fair value classification of each investment type held by GCA as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Long positions
Level 2:
Fixed income securities
FDIC Guaranteed Bonds	$979,935,736	$1,101,463,404
Government Bonds	1,438,414,694	1,114,159,108
Total fixed income securities	2,418,350,430	2,215,622,512
Total Level 2	2,418,350,430	2,215,622,512
Total long positions	$2,418,350,430	$2,215,622,512

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

8. Related Party Transactions

The Manager, due to its relationship with its affiliates, may enter into certain related party transactions.

9. Financial Highlights

The following is the per unit operating performance calculation for the three month periods ended September 30, 2011 and 2010:

	Class 0	Class 2
Per unit operating performance:
Net asset value per unit, June 30, 2010	$134.80	$111.00
Net income:
Net investment loss	(0.02)	(1.25)
Net gain on investments	2.41	2.95
Net income	2.39	1.70
Net asset value per unit, September 30, 2010	$137.19	$112.70

Net asset value per unit, June 30, 2011	$132.67	$107.48
Net loss:
Net investment loss	(2.50)	(2.54)
Net gain on investments	1.41	1.12
Net loss	(1.09)	(1.42)
Net asset value per unit, September 30, 2011	$131.58	$106.06

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

9. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three month periods ended September 30, 2011 and 2010:

	Class 0		Class 2
	2011	2010	2011	2010

Total return before Incentive Allocation	(0.82)%	2.17%	(1.32)%	1.59%
Incentive Allocation	0.00	(0.41)	0.00	(0.09)
Total return after Incentive Allocation	(0.82)%	1.76%	(1.32)%	1.50%

Net investment loss before Incentive Allocation	(1.88)%	(0.82)%	(2.36)%	(2.25)%
Incentive Allocation	0.00	(0.41)	0.00	(0.09)
Net investment loss after Incentive Allocation	(1.88)%	(1.23)%	(2.36)%	(2.34)%

Total expenses before Incentive Allocation	1.32%	1.29%	1.80%	1.80%
Incentive Allocation	0.00	0.41	0.00	0.09
Total expenses after Incentive Allocation	1.32%	1.70%	1.80%	1.89%

The following is the per unit operating performance calculation for the nine month periods ended September 30, 2011 and 2010:

	Class 0	Class 2
Per unit operating performance:
Net asset value per unit, December 31, 2009	$135.56	$112.73
Net income (loss):
Net investment loss	(3.80)	(5.35)
Net gain on investments	5.43	5.32
Net income (loss)	1.63	(0.03)
Net asset value per unit, September 30, 2010	$137.19	$112.70

Net asset value per unit, December 31, 2010	$138.96	$113.68
Net loss:
Net investment loss	(5.32)	(5.98)
Net loss on investments	(2.06)	(1.64)
Net loss	(7.38)	(7.62)
Net asset value per unit, September 30, 2011	$131.58	$106.06

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

9. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the nine month periods ended September 30, 2011 and 2010:

	Class 0		Class 2
	2011	2010	2011	2010

Total return before Incentive Allocation	(5.30)%	1.61%	(6.69)%	0.06%
Incentive Allocation	(0.01)	(0.41)	(0.01)	(0.09)
Total return after Incentive Allocation	(5.31)%	1.20%	(6.70)%	(0.03)%

Net investment loss before Incentive Allocation	(3.82)%	(2.84)%	(5.25)%	(4.87)%
Incentive Allocation	(0.01)	(0.41)	(0.01)	(0.09)
Net investment loss after Incentive Allocation	(3.83)%	(3.25)%	(5.26)%	(4.96)%

Total expenses before Incentive Allocation	3.87%	3.84%	5.37%	5.37%
Incentive Allocation	0.01	0.41	0.01	0.09
Total expenses after Incentive Allocation	3.88%	4.25%	5.38%	5.46%

Total return is calculated for Class 0 and Class 2 units taken as a whole and has not been annualized. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and amounts allocated from Master Funds. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation.  Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the three and nine month periods ended September 30, 2011 and 2010.

10.  Subsequent Events

GAIT had subscriptions of approximately $8.0 million and redemptions of approximately $6.0 million through November 14, 2011, the date through which subsequent events were evaluated by management.  These amounts have not been included in the financial statements.

Index

Graham Alternative Investment Trading II LLC

Statements of Financial Condition

Assets	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)
Investment in Graham K4D Trading Ltd., at fair value	$9,449,880	$7,411,468
Investment in Graham Cash Assets LLC, at fair value	77,985,718	64,089,936
Commission reimbursements receivable	51,140	28,795
Total assets	$87,486,738	$71,530,199

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$8,835,002	$1,393,281
Accrued brokerage fees	207,210	170,942
Accrued advisory fees	143,732	121,404
Accrued sponsor fees	71,866	60,702
Total liabilities	9,257,810	1,746,329

Members’ capital:
Class 0 Units (448,827.682 and 397,859.944 units issued and outstanding at $89.38 and $102.92 per unit, respectively)	40,116,552	40,945,899
Class 2 Units (446,245.807 and 288,630.496 units issued and outstanding at $85.30 and $99.72 per unit, respectively)	38,062,997	28,783,191
Class M Units (500.000 and 500.000 units issued and outstanding at $98.76 and $109.56 per unit, respectively)	49,379	54,780
Total members’ capital	78,228,928	69,783,870
Total liabilities and members’ capital	$87,486,738	$71,530,199

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Operations and Managing Member Allocation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)
Net (loss) gain allocated from investment in Graham K4D Trading Ltd.:
Net realized loss on investments	$(6,145,327)	$(323,278)	$(8,597,423)	$(461,871)
Net increase (decrease) in unrealized appreciation on investments	1,135,707	2,521,920	(1,007,154)	1,960,470
Brokerage commissions and fees	(136,481)	(66,281)	(401,873)	(166,821)
Net (loss) gain allocated from investment in Graham K4D Trading Ltd.	(5,146,101)	2,132,361	(10,006,450)	1,331,778

Net investment loss allocated from investment in Graham K4D Trading Ltd.	(6,382)	(952)	(17,280)	(4,212)

Investment income:
Interest income	81,771	74,832	255,251	195,949
Total investment income	81,771	74,832	255,251	195,949

Expenses:
Brokerage fees	656,221	404,584	1,860,993	1,033,726
Advisory fees	455,698	290,137	1,305,702	747,087
Sponsor fees	227,850	145,069	652,851	373,544
Interest and other	1,438	2,321	13,283	7,231
Commission reimbursements	(136,481)	(66,281)	(401,873)	(166,821)
Total expenses	1,204,726	775,830	3,430,956	1,994,767
Net investment loss of the Fund	(1,122,955)	(700,998)	(3,175,705)	(1,798,818)

Net (loss) income	(6,275,438)	1,430,411	(13,199,435)	(471,252)

Incentive allocation	-	-	(8,810)	-

Net (loss) income available for pro-rata allocation to all members	$(6,275,438)	$1,430,411	$(13,208,245)	$(471,252)

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Changes in Members’ Capital

For the nine months ended September 30, 2011 (unaudited) and 2010 (unaudited)

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2009	222,427.212	$22,373,766	149,683.130	$14,826,566	–	$–	$37,200,332
Subscriptions	162,400.604	15,431,662	116,148.901	10,952,416	500.000	50,000	26,434,078
Redemptions	(10,113.780)	(976,087)	(11,401.482)	(1,065,628)	–	–	(2,041,715)
Net loss	–	(10,139)	–	(462,280)	–	1,167	(471,252)
Members’ capital, September 30, 2010	374,714.036	$36,819,202	254,430.549	$24,251,074	500.000	$51,167	$61,121,443

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2010	397,859.944	$40,945,899	288,630.496	$28,783,191	500.000	$54,780	$69,783,870
Subscriptions	183,283.943	18,535,267	196,372.704	18,976,245	–	–	37,511,512
Redemptions	(132,316.205)	(12,190,510)	(38,757.393)	(3,667,699)	–	(8,810)	(15,867,019)
Incentive allocation	–	(4,821)	–	(3,989)	–	8,810	–
Net loss	–	(7,169,283)	–	(6,024,751)	–	(5,401)	(13,199,435)
Members’ capital, September 30, 2011	448,827.682	$40,116,552	446,245.807	$38,062,997	500.000	$49,379	$78,228,928

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Cash Flows

	Nine Months Ended September 30,
	2011 (Unaudited)	2010 (Unaudited)
Cash flows used in operating activities
Net loss	$(13,199,435)	$(471,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss (income) allocated from investment in Graham K4D Trading Ltd.	10,023,730	(1,327,566)
Net income allocated from investment in Graham Cash Assets LLC	(255,251)	(195,949)
Proceeds from sale of investments in Graham K4D Trading Ltd.	78,991,608	30,922,054
Proceeds from sale of investments in Graham Cash Assets LLC	99,937,666	39,547,824
Investments in Graham K4D Trading Ltd.	(91,053,750)	(34,607,498)
Investments in Graham Cash Assets LLC	(113,578,197)	(58,678,694)
Changes in assets and liabilities:
Commission reimbursements receivable	(22,345)	(11,842)
Accrued brokerage fees	36,268	52,904
Accrued advisory fees	22,328	37,897
Accrued sponsor fees	11,164	18,949
Accrued incentive allocation	-	(479)
Net cash used in operating activities	(29,086,214)	(24,713,652)

Cash flows provided by financing activities
Subscriptions	37,511,512	26,434,078
Redemptions	(8,425,298)	(1,721,196)
Net cash provided by financing activities	29,086,214	24,712,882

Net decrease in cash and cash equivalents	–	(770)

Cash and cash equivalents, beginning of period	–	770
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements

September 30, 2011

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

Amounts included in the financial statements and accompanying notes related to September 30, 2011 and 2010 and the three and nine month periods then ended are unaudited.  Amounts included herein as of December 31, 2010 have been taken from the December 31, 2010 audited financial statements and accompanying notes of GAIT II.

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

GAIT II reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  In accordance with this hierarchy, GAIT II’s investments in K4D Trading and Graham Cash Assets LLC (“GCA”) have been classified as Level 2 valuations. There were no Level 3 assets or liabilities held at any point during the nine month period ended September 30, 2011 or the twelve months ended December 31, 2010 by GAIT II, K4D Trading, or GCA, and there were no transfers between Level 1 and Level 2 during those periods. Transfers between levels are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

The Master Fund records all its derivative financial instruments at fair value, which is derived in accordance with U.S. GAAP.  Unrealized gains and losses from these instruments are recorded based on changes in their fair value.  Realized gains and losses are recorded when the positions are closed.  All unrealized and realized gains and losses related to derivative financial instruments are included in net realized loss and net decrease in appreciation on investments in the Master Fund’s statements of operations.

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

Indemnifications

In the normal course of business, the Master Fund, GCA, and GAIT II enter into contracts that contain a variety of indemnifications. Such contracts include those with the Master Fund’s and GCA’s brokers and trading counterparties. GAIT II’s maximum exposure under these arrangements is unknown; however, GAIT II has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote.

3. Investment in Graham K4D Trading Ltd.

As of September 30, 2011 and December 31, 2010, GAIT II invested in K4D Trading, a master trading vehicle also managed by the Managing Manager. GAIT II’s investment in K4D Trading, as well as its investment objective, is summarized below.  K4D Trading and GAIT II are related parties.   K4D Trading does not charge any management or incentive fees, and offers monthly subscriptions and redemptions.

September 30, 2011
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Loss (three months then ended)	Net Loss (nine months then ended)

Graham K4D Trading Ltd. (a)	12.08%	$9,449,880	$(5,152,483)	$(10,023,730)
	12.08%	$9,449,880	$(5,152,483)	$(10,023,730)

December 31, 2010			September 30, 2010
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (three months then ended)	Net Income (nine months then ended)

Graham K4D Trading Ltd. (a)	10.62%	$7,411,468	$2,131,409	$1,327,566
	10.62%	$7,411,468	$2,131,409	$1,327,566
(a) – Systematic macro

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table summarizes the financial position of K4D Trading as of September 30, 2011.

Assets:
Due from brokers	$240,973,205
Derivative financial instruments, at fair value	14,800,706
Total assets	255,773,911

Liabilities:
Derivative financial instruments, at fair value	8,525,381
Due to brokers	2,377,906
Redemptions payable	409,154
Total liabilities	11,312,441
Net assets	$244,461,470

Percentage of K4D Trading held by the Fund	3.87%

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Graham K4D Trading Ltd. (continued)

The following schedule displays the condensed schedule of investments for the K4D Trading as of September 30, 2011.

Description	Number of Contracts / Notional Amount	Fair Value	Percentage of Net Assets of K4D Trading
Graham K4D Trading Ltd.
Long contracts
Futures
U.S. bond		$(3,113,222)	(1.27)%
Foreign bond		(4,802,162)	(1.96)%
U.S. index		(10,286,975)	(4.21)%
Foreign index		345,239	0.14%
Soybean November 2011	1,389	(13,188,220)	(5.40)%
Other Soybean March 2012	1	(316)	(0.00)%
Other commodity		(65,379,418)	(26.74)%
Interest rate		(4,000,731)	(1.64)%
Currency		(1,578,712)	(0.65)%
Total futures		(102,004,517)	(41.73)%

Swaps
Soybean November 2011	56	(555,901)	(0.23)%
Other commodity		(1,310)	(0.00)%
Total swaps		(557,211)	(0.23)%

Forwards
Australian dollar / U.S. dollar 10/19/11	AUD 739,945,082	(29,884,516)	(12.22)%
Other Australian dollar / U.S. dollar 10/04/11 – 10/05/11	AUD 209,551,333	(833,817)	(0.34)%
Brazilian Real / U.S. dollar 10/04/11	BRL 840,781,555	(66,064,753)	(27.02)%
Other Brazilian Real / U.S. dollar 11/03/11	BRL 32,424,127	(188,743)	(0.08)%
Canadian dollar / U.S. dollar 10/19/11	CAD 1,380,588,086	(51,748,332)	(21.17)%
Euro / U.S. dollar 10/19/11	EUR 690,395,122	(13,381,484)	(5.47)%
Japanese Yen / U.S. dollar 10/19/11	JPY 230,430,610,022	(20,135,020)	(8.24)%
New Zealand dollar / U.S. dollar 10/19/11	NZD 385,115,861	(14,950,625)	(6.12)%
Other foreign currency		(75,275,971)	(30.79)%
Total forwards		(272,463,261)	(111.45)%

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Graham K4D Trading Ltd. (continued)

The following schedule displays the condensed schedule of investments for the K4D Trading as of September 30, 2011.

Description	Number of Contracts / Notional Amount	Fair Value	Percentage of Net Assets of K4D Trading
Short contracts
Futures
U.S. bond		$(1,563,681)	(0.64)%
Foreign bond		(1,116,469)	(0.46)%
U.S. index		9,639,394	3.94%
Foreign index		(2,872,584)	(1.17)%
LME Copper December 2011	(675)	21,600,866	8.84%
Other Copper December 2011 – March 2012	(522)	5,336,696	2.18%
Crude Oil November 2011	(2,293)	14,219,715	5.82%
Other Crude Oil December 2011	(1)	543	0.00%
Other commodity		61,634,892	25.21%
Interest rate		1,412,266	0.58%
Currency		4,703,191	1.92%
Total futures		112,994,829	46.22%

Swaps
Commodity		4,367,607	1.79%
Total swaps		4,367,607	1.79%

Forwards
Australian dollar / U.S. dollar 10/19/11	AUD (843,989,063)	22,541,833	9.22%
Other Australian dollar / U.S. dollar 10/04/11 – 10/05/11	AUD (204,384,287)	821,742	0.34%
Brazilian Real / U.S. dollar 10/04/11	BRL (840,781,555)	59,414,523	24.30%
Other Brazilian Real / U.S. dollar 11/03/11	BRL (47,520,411)	457,669	0.19%
Canadian dollar / U.S. dollar 10/19/11	CAD (1,586,777,537)	48,314,863	19.76%
Euro / U.S. dollar 10/19/11	EUR (960,417,966)	22,934,898	9.38%
Japanese Yen / U.S. dollar 10/19/11	JPY (222,034,528,765)	20,011,367	8.19%
Other foreign currency		89,440,983	36.59%
Total forwards		263,937,878	107.97%

Total		$6,275,325	2.57%

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table shows the fair value classification of each investment type for K4D Trading as of September 30, 2011.

Long Contracts
Level 1:
U.S. bond futures	$(3,113,222)
Foreign bond futures	(4,802,162)
U.S. index futures	(10,286,975)
Foreign index futures	345,239
Commodity futures	(78,567,954)
Commodity swaps	(557,211)
Interest rate futures	(4,000,731)
Currency futures	(1,578,712)
Total Level 1	(102,561,728)

Level 2:
Foreign currency forwards	(272,463,261)
Total Level 2	(272,463,261)
Total long contracts	$(375,024,989)

Short Contracts
Level 1:
U.S. bond futures	$(1,563,681)
Foreign bond futures	(1,116,469)
U.S. index futures	9,639,394
Foreign index futures	(2,872,584)
Commodity futures	102,792,712
Commodity swaps	4,367,607
Interest rate futures	1,412,266
Currency futures	4,703,191
Total Level 1	117,362,436

Level 2:
Foreign currency forwards	263,937,878
Total Level 2	263,937,878
Total short contracts	$381,300,314

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Fund at September 30, 2011 categorized by primary underlying risk.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting. Amounts presented below as collateral balances supporting all derivative positions are included in due from / (to) brokers on K4D Trading’s statement of financial position.

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$522,389,303	7,428	$(991,669,996)	(20,375)	$91,265,305	$(67,040,547)
Swaps	3,301,200	56	(58,949,530)	(1,932)	4,366,271	(555,875)
	525,690,503	7,484	(1,050,619,526)	(22,307)	95,631,576	(67,596,422)

Equity price
Futures	199,800,119	4,254	(410,064,495)	(7,452)	7,562,237	(10,737,163)
	199,800,119	4,254	(410,064,495)	(7,452)	7,562,237	(10,737,163)

Foreign currency exchange rate
Futures	122,402,981	1,486	(231,243,788)	(1,733)	3,284,664	(160,185)
Forwards	27,912,352	-	(37,186,219)	-	28,309,734	(36,835,117)
	150,315,333	1,486	(268,430,007)	(1,733)	31,594,398	(36,995,302)

Interest rate
Futures	9,559,805,314	35,995	(1,169,408,767)	(5,589)	2,688,188	(15,872,187)
	9,559,805,314	35,995	(1,169,408,767)	(5,589)	2,688,188	(15,872,187)
Total	$10,435,611,269	49,219	$(2,898,522,795)	(37,081)	$137,476,399	$(131,201,074)

Collateral balances supporting all derivative positions						$238,595,299

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table summarizes the results of operations of K4D Trading for the three and nine month periods ended September 30, 2011.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Net investment loss	$(169,883)	$(460,227)

Net realized loss on investments	(161,048,924)	(229,474,772)
Net increase (decrease) in unrealized appreciation on investments	26,144,203	(38,951,376)
Brokerage commissions and fees	(3,638,203)	(10,568,353)
Net loss on investments	(138,542,924)	(278,994,501)
Net loss	$(138,712,807)	$(279,454,728)

The following table shows the gains and losses on all financial instruments held by the Master Fund reported in net realized loss and net increase (decrease) in unrealized appreciation on investments in its statement of operations segregated by primary underlying risk and contract type for the three and nine month periods ended September 30, 2011:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Commodity price
Futures	$(5,164,850)	$(48,151,690)
Swaps	2,104,346	2,104,346
	(3,060,504)	(46,047,344)

Equity price
Futures	(134,617,931)	(202,948,060)
	(134,617,931)	(202,948,060)

Foreign currency exchange rate
Futures	10,223,770	227,767
Forwards	(94,513,839)	(113,092,112)
	(84,290,069)	(112,864,345)

Interest rate
Futures	87,063,783	93,433,601
	87,063,783	93,433,601
Total	$(134,904,721)	$(268,426,148)

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

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table summarizes the results of operations of K4D Trading for the three and nine month periods ended September 30, 2010.

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Net investment loss	$(25,302)	$(127,018)

Net realized loss on investments	(9,520,923)	(31,318,993)
Net increase in unrealized appreciation on investments	68,863,324	54,268,614
Brokerage commissions and fees	(1,766,962)	(4,773,158)
Net gain on investments	57,575,439	18,176,463
Net income	$57,550,137	$18,049,445

The following table shows the gains and losses on all financial instruments held by the Master Fund reported in net realized loss and net increase in unrealized appreciation on investments in its statement of operations segregated by primary underlying risk and contract type for the three and nine month periods ended September 30, 2010.

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Commodity price
Futures	$23,090,803	$(50,844,752)
	23,090,803	(50,844,752)

Equity price
Futures	(31,259,994)	(92,929,632)
	(31,259,994)	(92,929,632)

Foreign currency exchange rate
Futures	979,360	4,090,176
Forwards	22,931,616	13,713,340
	23,910,976	17,803,516

Interest rate
Futures	43,600,616	148,920,489
	43,600,616	148,920,489
Total	$59,342,401	$22,949,621

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT II invests a portion of its excess liquidity in GCA, an entity for which the Manager is also the sole investment advisor. GCA commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government, which range in maturity from three to thirty months. GCA also maintains cash and cash equivalents on deposit with major U.S. institutions. GCA values all fixed income securities at amortized cost to the extent it approximates fair value.  GAIT II’s investment in GCA is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT II’s proportionate share of GCA’s reported net asset value. GAIT II records its proportionate share of GCA’s investment income and expenses on a monthly basis.  For the three months ended September 30, 2011, the total amount recognized by GAIT II with respect to its investment in GCA was $81,771. For the nine months ended September 30, 2011, the total amount recognized by GAIT II with respect to its investment in GCA was $255,251.  For the three months ended September 30, 2010, the total amount recognized by GAIT II with respect to its investment in GCA was $74,832. For the nine months ended September 30, 2010, the total amount recognized by GAIT II with respect to its investment in GCA was $195,949. These amounts are included in interest income in the statements of operations and managing member allocation. At September 30, 2011 and December 31, 2010, GAIT II owned approximately 2.32% and 2.16%, respectively, of GCA. The following table summarizes the financial position of GCA as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$935,478,058	$750,098,151
Investments in fixed income securities (cost $2,418,350,430 and $2,215,622,512, respectively)	2,418,350,430	2,215,622,512
Accrued interest income	8,640,660	6,547,074
Total assets	3,362,469,148	2,972,267,737

Liabilities:
Other liabilities	30,000	20,000
Total liabilities	30,000	20,000
Net assets	$3,362,439,148	$2,972,247,737

The following table summarizes the results of operations of GCA for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Investment income
Interest income	$3,492,406	$3,607,698	$11,203,532	$9,511,911
Total investment income	3,492,406	3,607,698	11,203,532	9,511,911

Expenses:
Bank fee expense	127,380	99,802	386,034	344,304
Total expenses	127,380	99,802	386,034	344,304
Net investment income	3,365,026	3,507,896	10,817,498	9,167,607
Net income	$3,365,026	$3,507,896	$10,817,498	$9,167,607

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following schedule displays the condensed schedule of investments for GCA as of September 30, 2011.

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Graham Cash Assets LLC
Investments in Fixed Income Securities (cost $2,418,350,430)
United States
FDIC Guaranteed Bonds (cost $979,935,736)
Citigroup Funding Inc. 1.88% - 2.25% due 07/12/12 - 12/10/12	$259,364,000	$263,526,288	7.84%
Other FDIC guaranteed bonds		716,409,448	21.30%
Total FDIC Guaranteed Bonds		979,935,736	29.14%

Government Bonds (cost $1,438,414,694)
U.S. Treasury 0.38% - 1.38% due 10/31/11 – 06/30/13	1,435,000,000	1,438,414,694	42.78%
Total Government Bonds		1,438,414,694	42.78%

Total Investments in Fixed Income Securities		$2,418,350,430	71.92%

The following schedule displays the condensed schedule of investments for GCA as of December 31, 2010.

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
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

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

GCA reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  The following table shows the fair value classification of each investment type held by GCA as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Long positions
Level 2:
Fixed income securities
FDIC Guaranteed Bonds	$979,935,736	$1,101,463,404
Government Bonds	1,438,414,694	1,114,159,108
Total fixed income securities	2,418,350,430	2,215,622,512
Total Level 2	2,418,350,430	2,215,622,512
Total long positions	$2,418,350,430	$2,215,622,512

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

8. Related Party Transactions

The Manager, due to its relationship with its affiliates, may enter into certain related party transactions.

9. Financial Highlights

The following is the per unit operating performance calculation for the three month periods ended September 30, 2011 and 2010:

	Class 0	Class 2
Per unit operating performance:
Net asset value per unit, June 30, 2010	$95.72	$93.33
Net income:
Net investment loss	(1.14)	(0.25)
Net gain on investments	3.68	2.24
Net income	2.54	1.99
Net asset value per unit, September 30, 2010	$98.26	$95.32

Net asset value per unit, June 30, 2011	$95.59	$91.69
Net loss:
Net investment loss	(1.12)	(1.49)
Net loss on investments	(5.09)	(4.90)
Net loss	(6.21)	(6.39)
Net asset value per unit, September 30, 2011	$89.38	$85.30

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

9. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three month periods ended September 30, 2011 and 2010:

	Class 0		Class 2
	2011	2010	2011	2010

Total return before Incentive Allocation	(6.50)%	2.52%	(6.97)%	2.00%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(6.50)%	2.52%	(6.97)%	2.00%

Net investment loss before Incentive Allocation	(1.17)%	(1.18)%	(1.63)%	(1.72)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(1.17)%	(1.18)%	(1.63)%	(1.72)%

Total expenses before Incentive Allocation	1.35%	1.30%	1.82%	1.82%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	1.35%	1.30%	1.82%	1.82%

The following is the per unit operating performance calculation for the nine month periods ended September 30, 2011 and 2010:

	Class 0	Class 2
Per unit operating performance:
Net asset value per unit, December 31, 2009	$100.59	$99.05
Net loss:
Net investment loss	(3.41)	(4.77)
Net gain on investments	1.08	1.04
Net loss	(2.33)	(3.73)
Net asset value per unit, September 30, 2010	$98.26	$95.32

Net asset value per unit, December 31, 2010	$102.92	$99.72
Net loss:
Net investment loss	(3.43)	(4.73)
Net loss on investments	(10.11)	(9.69)
Net loss	(13.54)	(14.42)
Net asset value per unit, September 30, 2011	$89.38	$85.30

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

9. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the nine month periods ended September 30, 2011 and 2010:

	Class 0		Class 2
	2011	2010	2011	2010

Total return before Incentive Allocation	(13.15)%	(2.32)%	(14.45)%	(3.77)%
Incentive Allocation	(0.01)	0.00	(0.01)	0.00
Total return after Incentive Allocation	(13.16)%	(2.32)%	(14.46)%	(3.77)%

Net investment loss before Incentive Allocation	(3.32)%	(3.55)%	(4.73)%	(5.11)%
Incentive Allocation	(0.01)	0.00	(0.01)	0.00
Net investment loss after Incentive Allocation	(3.33)%	(3.55)%	(4.74)%	(5.11)%

Total expenses before Incentive Allocation	3.93%	3.88%	5.45%	5.43%
Incentive Allocation	0.01	0.00	0.01	0.00
Total expenses after Incentive Allocation	3.94%	3.88%	5.46%	5.43%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT II and amounts allocated from the Master Fund. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT II, excluding that of the Managing Member, for the three and nine month periods ended September 30, 2011 and 2010.

10. Subsequent Events

GAIT II had subscriptions of approximately $2.3 million and redemptions of approximately $1.3 million through November 14, 2011, the date through which subsequent events were evaluated by management.  These amounts have not been included in the financial statements.

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

For the three months ended September 30, 2011 the Fund’s net asset value decreased by $40,356,148 or -10.5%.  This decrease was attributable to a $34,986,406 or -9.1% net decrease in the Blended Strategies Portfolio and a $5,369,742 or -1.4% net decrease in the Systematic Strategies Portfolio.  The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $12,693,000 or 3.3% offset by redemptions totaling $44,679,333 or -11.6% and net a loss of $3,000,073 or -0.8%, for the period.  The net decrease in the Systematic Strategies Portfolio was attributable to total subscriptions of $3,706,295 or 1.0% offset by redemptions totaling $4,955,125 or -1.3% and a net loss of $4,120,912 or -1.1%, for the period.

For the nine months ended September 30, 2011 the Fund’s net asset value increased by $6,968,140 or 2.1%.  This increase was attributable to a $2,216,819 or 0.7% net increase in the Blended Strategies Portfolio and a $4,751,321 or 1.4% net increase in the Systematic Strategies Portfolio.  The net increase in the Blended Strategies Portfolio was attributable to total subscriptions of $81,052,467 or 24.0% partially offset by redemptions totaling $59,571,342 or -17.6% and net a loss of $19,264,306 or -5.7%, for the period.  The net increase in the Systematic Strategies Portfolio was attributable to total subscriptions of $22,880,918 or 6.8% partially offset by redemptions totaling $9,328,076 or -2.8% and a net loss of $8,801,521 or -2.6%, for the period.

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

Index

Blended Strategies Portfolio

2011 Summary

Three Months Ended September 30, 2011

For the three months ended September 30, 2011, the Blended Strategies Portfolio experienced net trading gains of $1,265,419 attributable to the following sectors:

Agriculture	$(9,041,984)
Energy	(7,954,835)
Foreign exchange	(18,456,489)
Interest rates	48,768,020
Metals	28,358,328
Softs	(4,313,985)
Stock index	(36,093,636)
$1,265,419

The portfolio recognized the most significant trading gains in interest rates amidst increased safe haven demand during the period.  Gains were recorded in metals as gold and silver reached record highs before falling off in the later part of the period.  The portfolio recorded losses in stock indices as prices fell on a retreating appetite for risk among investors.  Losses were recognized in foreign exchange trading as the U.S. dollar strengthened against most emerging market and commodity currencies in the middle of the period. Smaller losses were recorded in agriculture, softs and energy on dramatic price moves in corn and soybeans as well as plummeting prices in energy products.

Brokerage, Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund.  Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended September 30, 2011, Brokerage Fees increased by $500,563 or 34.6%, Advisory Fees increased by $465,372 or 37.5% and Sponsor Fees increased by $232,686 or 37.5% in the Blended Strategies Portfolio over the corresponding period of the preceding year.   These increases are all attributable to higher net assets of the portfolio resulting from subscriptions partially offset by redemptions and a net loss for the period. During the same period interest income decreased by $346,239 or -54.8%.  Interest was earned on free cash at an average annualized yield of 0.42% for the three months ended September 30, 2011 compared to 0.60% for the same period in 2010.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio.  For the three months ended September 30, 2011 there was no Incentive Allocation compared to $762,334 for the corresponding period in 2010 due to the portfolio’s lack of year to date profitability when compared to the corresponding period in 2010.

Index

Nine Months Ended September 30, 2011

For the nine months ended September 30, 2011, the Blended Strategies Portfolio experienced net trading losses of $6,917,017 attributable to the following sectors:

Agriculture	$(1,455,644)
Energy	(3,419,259)
Foreign exchange	(6,525,053)
Interest rates	10,343,249
Metals	6,514,409
Softs	(1,018,057)
Stock index	(11,356,662)
$(6,917,017)

The portfolio recorded a net loss for the period in stock indices as gains in the early portion of the first quarter on the heels of improved investor confidence were offset in March when the earthquake and tsunami in Japan generated risk aversion. Market reversals generated significant losses particularly in European stock indices. Losses were also recognized in the second quarter as advances early in the quarter on encouraging earnings data and hopes of a global economic recovery were reversed causing prices to fall in a sharp reduction of risk across various markets.  This pattern continued in the third quarter and the portfolio recorded losses as stock prices fell due to a retreating appetite for risk. Foreign exchange posted losses early in the period from trading in Asian currencies in March and later in the period as gains recognized when the U.S. dollar fell to multi-year lows against most major global currencies was offset as the risk aversion led to a stronger U.S. dollar versus most emerging markets and commodity currencies.  The portfolio recorded a net loss for the period in energy as gains from the first quarter on rising oil prices amid increasing political tensions in the Middle East and Libya were overshadowed by losses in the second quarter as prices moved sharply downward in reaction to the announced release of strategic oil reserves in June. The portfolio generated gains in interest rates led by gains in the U.S. fixed income markets as prices climbed amid the diminishing appetite for risk assets and increased safe haven demand.  Gains were recognized in metals as prices rose in the beginning of the second quarter and continued into the third quarter with gold and silver reaching record highs before falling off in the latter part of the third quarter. The portfolio also recognized small losses in agriculture and soft commodities.

Brokerage, Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund.  Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the nine months ended September 30, 2011, Brokerage Fees increased by $1,826,817 or 47.1%, Advisory Fees increased by $1,679,227 or 50.8% and Sponsor Fees increased by $839,615 or 50.8% in the Blended Strategies Portfolio over the corresponding period of the preceding year.   These increases are all attributable to higher net assets of the portfolio resulting from subscriptions partially offset by redemptions and a net loss for the period. During the same period interest income decreased by $797,307 or -45.6%.  Interest was earned on free cash at an average annualized yield of 0.46% for the nine months ended September 30, 2011 compared to 0.61% for the same period in 2010.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio.  For the nine months ended September 30, 2011, the Incentive Allocation decreased by $730,620 when compared to the corresponding period of 2010 due to the portfolio’s lack of year to date profitability when compared to the corresponding period of 2010.

Index

The following table illustrates the sector distribution of the Blended Strategies Portfolio’s investments in Master Funds as of September 30, 2011 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture	(35.9%)
Energy	56.8%
Foreign exchange	(16.9%)
Interest rates	(73.6%)
Metals	68.2%
Softs	116.5%
Stock index	(15.1)%
100.0%

2010 Summary

Three Months Ended September 30, 2010

For the three months ended September 30, 2010, the Blended Strategies Portfolio experienced net trading gains of $7,715,839 attributable to the following sectors:

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

Nine Months Ended September 30, 2010

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

Index

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
100.0%

Systematic Strategies Portfolio

2011 Summary

Three Months Ended September 30, 2011

For the three months ended September 30, 2011, the Systematic Strategies Portfolio experienced net trading losses of $3,294,560 attributable to the following sectors:

Agriculture	$(352,974)
Energy	(651,639)
Foreign exchange	(1,982,099)
Interest rates	2,017,773
Metals	1,131,082
Softs	(263,707)
Stock index	(3,192,996)
$(3,294,560)

Index

The portfolio recognized significant losses in stock indices as the magnitude of declines in global stock indexes in reaction to the S&P downgrade of the U.S. debt heightened concern both in U.S. and European markets.  Losses were recorded in foreign exchange as early gains were erased mid quarter when entrenched, long-term market trends reversed and investors sold commodity currencies aggressively in favor of the U.S. dollar.  While positions in the Swiss franc provided some safe haven for the portfolio in the early part of the period, those gains were reversed amid speculation the Swiss National Bank would and later did seek to limit the strength of the currency relative to the euro.  Losses were recognized in energy, agriculture, and softs as the lack of sustained direction in these markets provided a difficult trading environment for the portfolio.  The portfolio posted gains in U.S. and European interest rate trading as prices rallied when investors sought safe haven investments as well as price appreciation on the heels of the U.S. Federal Reserve’s “operation twist”.  Gains were recognized in metals as gold and silver reached new highs by the middle of the quarter.  A portion of these gains were reversed later in the period as prices retreated, but the portfolio still posted an overall gain.

Brokerage, Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund.  Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value, which are discussed in detail herein.

For the three months ended September 30, 2011, Brokerage Fees increased by $131,505 or 45.2%, Advisory Fees increased by $96,822 or 47.3% and Sponsor Fees increased by $48,411 or 47.3% in the Systematic Strategies Portfolio over the corresponding period of the preceding year.   These increases are all attributable to higher net assets of the portfolio resulting from subscriptions, partially offset by redemptions and a net loss for the period. During the same period interest income decreased by $49,563 or -47.8%.  Interest was earned on free cash at an average annualized yield of 0.42% for the three months ended September 30, 2011 compared to 0.60% for the same period in 2010.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio for the period. For the three months ended September 30, 2011 and 2010 there was no Incentive Allocation due to the portfolios lack of profitability.

Nine Months Ended September 30, 2011

For the nine months ended September 30, 2011, the Systematic Strategies Portfolio experienced net trading losses of $6,374,148 attributable to the following sectors:

Agriculture	$(683,373)
Energy	(1,271,682)
Foreign exchange	(2,643,544)
Interest rates	2,030,777
Metals	1,238,774
Softs	(351,655)
Stock index	(4,693,445)
$(6,374,148)

Index

Stock indices generated overall losses for the period despite recognizing gains early in the year amid rising equity prices driven by improved global economic output and improved investor optimism.  Significant losses, notably in European indices, were recognized in March as the earthquake and tsunami in Japan generated dramatic market reversals.  Stock indices also generated losses as advances early in the second quarter on encouraging earnings data fueled hope of a global economic recovery were reversed causing prices to fall in a sharp reduction of risk across various markets.  The portfolio recognized significant losses in the third quarter as the magnitude of declines in global stock indices in reaction to the S&P downgrade of the U.S. debt heightened concern both in the U.S. and European markets. Foreign exchange generated losses during the period as the U.S. dollar abruptly reversed its declining trend early in the first quarter and strengthened following the release of favorable employment data.  The losses were slightly offset as trading for the remainder of the quarter generated modest gains notably in commodity currencies such as the Canadian and Australian dollars.  Gains were recognized in foreign exchange in the second quarter despite significant volatility during the quarter as the U.S. dollar fell then rose sharply against European and commodity currencies as the oscillating outlook for the eurozone debt crisis and conflicting economic reports drove the markets.  Losses were recorded in the third quarter as early gains were erased mid quarter when entrenched, long-term market trends reversed and investors sold commodity currencies aggressively in favor of the U.S. dollar.  While positions in the Swiss franc provided some safe haven for the portfolio in the early part of the period, gains were reversed amid speculation the Swiss National Bank would and later did seek to limit the strength of the currency relative to the euro.  The portfolio was able to generate profits in energy in the first quarter notably in crude and heating oil as continued tensions in the Middle East drove energy price higher.  These profits were offset by larger losses generated in the second quarter as prices moved sharply downward in reaction to the announced release of strategic oil reserves in June.  Losses were recognized in the third quarter as well as the lack of sustained direction in the energy sector provided a difficult trading environment for the portfolio. Losses were also recognized in the agriculture and softs sectors during the period.  The portfolio was able to post gains in the metals sector benefiting from the rising price of silver which rose amid steep demand on tight supply levels during the first quarter.  These gains were mitigated by losses in the second quarter as prices reversed, notably in gold, late in the quarter when investors unloaded safe haven assets in favor of risker ones.  Gains were generated in the third quarter as gold and silver reached new highs by the middle of the quarter on investor concerns over sovereign debt and global economic growth.  A portion of these gains were reversed later in the period as prices retreated but the portfolio posted an overall gain for the quarter.  The portfolio was able to generate profits in the fixed income sector led by gains in the U.S. interest rates markets in the second quarter as prices climbed amid the diminishing appetite for risk assets in the beginning of the quarter offset by losses later in the quarter as the appetite for risk returned. The portfolio was able to post some gains in the European fixed income markets despite the sharp market reversals at the end of the quarter.  The portfolio also posted gains in the third quarter in the U.S. and European interest rates sectors as prices rallied when investors sought safe haven investments and price appreciation on the heels of the U.S. Federal Reserve’s “operation twist”.

Brokerage, Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund.  Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value, which are discussed in detail herein.

For the nine months ended September 30, 2011, Brokerage Fees increased by $466,456 or 60.4%, Advisory Fees increased by $338,319 or 61.6% and Sponsor Fees increased by $169,159 or 61.6% in the Systematic Strategies Portfolio over the corresponding period of the preceding year.   These increases are all attributable to higher net assets of the portfolio resulting from subscriptions, partially offset by redemptions and a net loss for the period. During the same period interest income decreased by $111,308 or -39.1%.  Interest was earned on free cash at an average annualized yield of 0.46% for the nine months ended September 30, 2011 compared to 0.61% for the same period in 2010.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio for the period. For the nine months ended September 30, 2011 Incentive Allocation increased by $11,821, compared to zero, for the corresponding period of 2010 related to shares redeemed when the portfolio was in a period of New High Net Trading Profits.

Index

The following table illustrates the sector distribution of the Systematic Strategies Portfolio’s investments in Master Funds as of September 30, 2011 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture	55.3%
Energy	125.9%
Foreign exchange	(86.1%)
Interest rates	(210.1%)
Metals	259.3%
Softs	6.3%
Stock index	(50.6%)
100.0%

Index

2010 Summary

Three Months Ended September 30, 2010

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

Index

Nine Months Ended September 30, 2010

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

	Blended Strategies Portfolio	Systematic Strategies Portfolio
September 30, 2011	14.98%	9.42%
December 31, 2010	7.57%	7.73%
September 30, 2010	11.53%	13.70%

Index

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading.  Through September 30, 2011, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Index

Item 4. Controls and Procedures

          The Advisor’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2011.   Based on that evaluation, the Advisor’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2011.

There were no changes to the Fund’s internal controls over financial reporting during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal controls over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 1A. Risk Factors
Not Required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended September 30, 2011, the Fund issued 98,829.107 Units in exchange for $12,693,000 with respect to the Blended Strategies Portfolio and 39,627.068 Units in exchange for $3,706,295 with respect to the Systematic Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”).  The Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Act and Section 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Units of the Fund.

	Blended Strategies Portfolio Total Number of Units Purchased	Systematic Strategies Portfolio Total Number of Units Purchased
Period (as of)
July 1, 2011	63,647.374	18,352.341
August 1, 2011	17,875.999	12,270.952
September 1, 2011	17,305.734	9,003.775

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

Dated: November 14, 2011	GRAHAM ALTERNATIVE INVESTMENT FUND I LLC

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

		By:	/s/Paul Sedlack
Paul Sedlack, Chief Executive Officer

		By:	/s/ Jeff Baisley
Jeff Baisley, Chief Financial Officer