Form 10-Q
period 2012-03-31
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2012-05-15
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Yes ☐  No ☒
As of April 1, 2012, 537,399.883 Units of the Systematic Strategies Portfolio were outstanding.
As of April 1, 2012, 2,096,621.671 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
FORM 10-Q

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification

Index

PART I

Item 1. Financial Statements

Graham Alternative Investment Fund I LLC

Statements of Financial Condition

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$253,760,802	$263,929,118
Investment in Graham Alternative Investment Trading II LLC, at fair value	43,124,202	45,955,612
Redemption receivable from Graham Alternative Investment Trading LLC	8,213,278	8,563,194
Redemption receivable from Graham Alternative Investment Trading II LLC	1,532,147	2,164,043
Total assets	$306,630,429	$320,611,967

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$9,745,425	$10,727,237
Total liabilities	9,745,425	10,727,237

Members’ capital:
Blended Strategies Portfolio:
Class 0 Units (1,721,451.912 and 1,814,039.586 units issued and outstanding at $126.14 and $123.17, respectively)	217,141,355	223,427,719
Class 2 Units (363,821.958 and 410,047.431 units issued and outstanding at $100.65 and $98.77, respectively)	36,619,447	40,501,399
Total Blended Strategies Portfolio	253,760,802	263,929,118

Systematic Strategies Portfolio:
Class 0 Units (302,943.443 and 322,756.427 units issued and outstanding at $82.32 and $81.35, respectively)	24,937,817	26,254,798
Class 2 Units (233,849.043 and 255,073.907 units issued and outstanding at $77.77 and $77.24, respectively)	18,186,385	19,700,814
Total Systematic Strategies Portfolio	43,124,202	45,955,612
Total members’ capital	296,885,004	309,884,730
Total liabilities and members’ capital	$306,630,429	$320,611,967

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Statements of Operations

	Three Months Ended March 31,
	2012 (Unaudited)	2011 (Unaudited)
Net gain (loss) allocated from investments in other funds:
Net realized gain on investments	$14,524,317	$1,048,228
Net decrease in unrealized appreciation on investments	(3,944,968)	(2,252,677)
Net gain (loss) allocated from investments in other funds	10,579,349	(1,204,449)

Net investment loss allocated from investment in other funds:
Investment income:
Interest income	161,855	388,729

Expenses:
Brokerage fees	1,840,110	2,224,876
Advisory fees	1,548,070	1,873,379
Sponsor fees	774,035	936,689
Incentive allocation	-	10,820
Interest and other	29,961	8,810
Total expenses	4,192,176	5,054,574
Net investment loss allocated from investments in other funds	(4,030,321)	(4,665,845)

Net income (loss)	$6,549,028	$(5,870,294)

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Statements of Changes in Members’ Capital

For the three months ended March 31, 2012 (unaudited) and 2011 (unaudited)

	Blended Strategies Portfolio
	Class 0 Units		Class 2 Units		Total
	Units	Capital	Units	Capital	Blended Strategies Portfolio

Members’ capital, December 31, 2010	1,752,436.237	$243,511,752	409,129.824	$46,511,568	$290,023,320
Subscriptions	300,033.166	41,996,602	28,498.156	3,258,099	45,254,701
Redemptions	(21,483.240)	(2,991,431)	(18,902.447)	(2,137,398)	(5,128,829)
Net loss	–	(3,353,522)	–	(771,478)	(4,125,000)
Members’ capital, March 31, 2011	2,030,986.163	$279,163,401	418,725.533	$46,860,791	$326,024,192

	Blended Strategies Portfolio
	Class 0 Units		Class 2 Units		Total
	Units	Capital	Units	Capital	Blended Strategies Portfolio

Members’ capital, December 31, 2011	1,814,039.586	$223,427,719	410,047.431	$40,501,399	$263,929,118
Subscriptions	7,911.977	980,000	6,612.488	656,540	1,636,540
Redemptions	(100,499.651)	(12,617,330)	(52,837.961)	(5,277,179)	(17,894,509)
Net income	–	5,350,966	–	738,687	6,089,653
Members’ capital, March 31, 2012	1,721,451.912	$217,141,355	363,821.958	$36,619,447	$253,760,802

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Statements of Changes in Members’ Capital (continued)

For the three months ended March 31, 2012 (unaudited) and 2011 (unaudited)

	Systematic Strategies Portfolio
	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Systematic Strategies Portfolio	Total Members’ Capital

Members’ capital, December 31, 2010	274,960.438	$28,297,652	202,003.861	$20,144,497	$48,442,149	$338,465,469
Subscriptions	72,055.126	7,425,002	35,664.159	3,561,663	10,986,665	56,241,366
Redemptions	(8,554.560)	(873,244)	(5,877.755)	(574,518)	(1,447,762)	(6,576,591)
Net loss	–	(977,250)	–	(768,044)	(1,745,294)	(5,870,294)
Members’ capital, March 31, 2011	338,461.004	$33,872,160	231,790.265	$22,363,598	$56,235,758	$382,259,950

	Systematic Strategies Portfolio
	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Systematic Strategies Portfolio	Total Members’ Capital

Members’ capital, December 31, 2011	322,756.427	$26,254,798	255,073.907	$19,700,814	$45,955,612	$309,884,730
Subscriptions	2,177.678	178,000	–	–	178,000	1,814,540
Redemptions	(21,990.662)	(1,821,776)	(21,224.864)	(1,647,009)	(3,468,785)	(21,363,294)
Net income	–	326,795	–	132,580	459,375	6,549,028
Members’ capital, March 31, 2012	302,943.443	$24,937,817	233,849.043	$18,186,385	$43,124,202	$296,885,004

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Statements of Cash Flows

	Three Months Ended March 31,
	2012 (Unaudited)	2011 (Unaudited)
Cash flows provided by (used in) operating activities
Net income (loss)	$6,549,028	$(5,870,294)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net (income) loss allocated from investment in Graham Alternative Investment Trading LLC	(6,089,653)	4,125,000
Net (income) loss allocated from investment in Graham Alternative Investment Trading II LLC	(459,375)	1,745,294
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	17,544,593	5,128,829
Proceeds from sale of investments in Graham Alternative Investment Trading II LLC	2,836,889	1,447,762
Investments in Graham Alternative Investment Trading LLC	(1,636,540)	(46,310,565)
Investments in Graham Alternative Investment Trading II LLC	(178,000)	(11,435,697)
Net cash provided by (used in) operating activities	18,566,942	(51,169,671)

Cash flows (used in) provided by financing activities
Subscriptions	1,814,540	56,241,366
Redemptions	(20,381,482)	(5,071,695)
Net cash (used in) provided by financing activities	(18,566,942)	51,169,671

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements

March 31, 2012

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

At March 31, 2012 and December 31, 2011, the Fund owned 62.54% and 63.27%, respectively of GAIT, and 66.67% and 66.27%, respectively of GAIT II.

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

The Fund reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  In accordance with this hierarchy, the Fund’s investments in the GAIT Funds have been classified as a Level 2 valuation.  There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2012 or the year ended December 31, 2011 by the Fund, the GAIT Funds, or the Master Funds, and there were no transfers between levels during those periods.  Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

Indemnifications

In the normal course of business, the Master Funds, the GAIT Funds, Graham Cash Assets LLC (“GCA”), and the Fund enter into contracts that contain a variety of indemnifications. Such contracts include those by GCA and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

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

Redemption Fees

Class 2 Units are subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Class 0 Units are not subject to a redemption fee. Redemption fees are payable to the Manager upon redemption of Units from the proceeds of such redemption.  Redemption fees of $3,885 and $524 were paid to the Manager for the three months ended March 31, 2012 and 2011, respectively, and are included as redemptions in the statements of changes in members’ capital.

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

4. Fees and Related Party Transactions (continued)

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

6. Financial Highlights

The following is the per Unit operating performance calculation for the three month periods ended March 31, 2012 and 2011:

	Blended Strategies Portfolio		Systematic Strategies Portfolio
	Class 0	Class 2	Class 0	Class 2
Per share operating performance
Net asset value per unit, December 31, 2010	$138.96	$113.68	$102.92	$99.72
Net loss:
Net investment loss	(1.27)	(1.57)	(1.05)	(1.50)
Net loss on investments	(0.24)	(0.20)	(1.79)	(1.74)
Net loss	(1.51)	(1.77)	(2.84)	(3.24)
Net asset value per unit, March 31, 2011	$137.45	$111.91	$100.08	$96.48

Net asset value per unit, December 31, 2011	$123.17	$98.77	$81.35	$77.24
Net gain:
Net investment loss	(1.20)	(1.48)	(0.92)	(1.27)
Net gain on investments	4.17	3.36	1.89	1.80
Net gain	2.97	1.88	0.97	0.53
Net asset value per unit, March 31, 2012	$126.14	$100.65	$82.32	$77.77

Index

Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average members’ capital and total return for the three month periods ended March 31, 2012 and 2011 for the Blended Strategies Portfolio:

	Blended Strategies Portfolio
	Class 0		Class 2
	2012	2011	2012	2011

Total return before Incentive Allocation	2.41%	(1.08)%	1.90%	(1.55)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Total return after Incentive Allocation	2.41%	(1.09)%	1.90%	(1.56)%

Net investment loss before Incentive Allocation	(0.97)%	(0.90)%	(1.50)%	(1.38)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Net investment loss after Incentive Allocation	(0.97)%	(0.91)%	(1.50)%	(1.39)%

Total expenses before Incentive Allocation	1.27%	1.00%	1.79%	1.51%
Incentive Allocation	0.00	0.01	0.00	0.01
Total expenses after Incentive Allocation	1.27%*	1.01%*	1.79%*	1.52%*

*The percentages noted above represent total expenses before commission reimbursements, which represent 0.27% and 0.27% of average members’ capital for the periods then ended.

The following represents ratios to average members’ capital and total return for the three month periods ended March 31, 2012 and 2011 for the Systematic Strategies Portfolio:

	Systematic Strategies Portfolio
	Class 0		Class 2
	2012	2011	2012	2011

Total return before Incentive Allocation	1.19%	(2.75)%	0.69%	(3.24)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Total return after Incentive Allocation	1.19%	(2.76)%	0.69%	(3.25)%

Net investment loss before Incentive Allocation	(1.13)%	(1.03)%	(1.64)%	(1.52)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Net investment loss after Incentive Allocation	(1.13)%	(1.04)%	(1.64)%	(1.53)%

Total expenses before Incentive Allocation	1.27%	1.12%	1.78%	1.64%
Incentive Allocation	0.00	0.01	0.00	0.01
Total expenses after Incentive Allocation	1.27%*	1.13%*	1.78%*	1.65%*

*The percentages noted above represent total expenses before commission reimbursements, which represent 0.11% and 0.17% of average members’ capital for the periods then ended.

Index

Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights (continued)

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total members’ capital adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include amounts allocated from the GAIT Funds. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. The net investment loss and total expense ratios are computed based upon the weighted average of members’ capital for Class 0 and Class 2 Units of the Fund for the three month periods ended March 31, 2012 and 2011.

7.  Subsequent Events

The Fund had subscriptions of approximately $3.1 million and redemptions of approximately $3.5 million through May 15, 2012, the date through which subsequent events were evaluated by management.

Index

Graham Alternative Investment Trading LLC

Statements of Financial Condition

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
Assets
Investments in Master Funds, at fair value	$95,690,841	$87,903,988
Investment in Graham Cash Assets LLC, at fair value	322,303,024	344,807,748
Accrued commission reimbursements	339,598	331,720
Receivable from Master Funds	703	18,287
Total assets	$418,334,166	$433,061,743

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$10,653,119	$13,947,652
Accrued brokerage fees	816,821	852,551
Accrued advisory fees	707,121	734,211
Accrued sponsor fees	353,561	367,106
Payable to Master Funds	51,544	2,155
Total liabilities	12,582,166	15,903,675

Members’ capital:
Class 0 Units (2,707,742.970 and 2,827,795.124 units issued and outstanding at $126.14 and $123.17 per unit, respectively)	341,550,641	348,287,779
Class 2 Units (629,383.351 and 688,937.679 units issued and outstanding at $100.65 and $98.77 per unit, respectively)	63,348,745	68,048,075
Class M Units (4,671.470 and 4,671.470 units issued and outstanding at $182.15 and $176.01 per unit, respectively)	852,614	822,214
Total members’ capital	405,752,000	417,158,068
Total liabilities and members’ capital	$418,334,166	$433,061,743

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	March 31, 2012 (Unaudited)		December 31, 2011 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$26,573,761	6.55%	$19,823,897	4.75%
Graham Energy Focus LLC	-	0.00%	4,391,910	1.05%
Graham Fed Policy Ltd.	6,328,463	1.56%	5,956,632	1.43%
Graham Global Monetary Policy LLC	13,182,874	3.25%	10,693,175	2.56%
Graham K4D Trading Ltd.	44,755,206	11.03%	45,101,309	10.82%
Graham Macro Directional LLC	4,850,537	1.19%	1,937,065	0.46%
Total investments in Master Funds	$95,690,841	23.58%	$87,903,988	21.07%

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Statements of Operations and Managing Member Allocation

	Three Months Ended March 31,
	2012	2011
Net gain (loss) allocated from investments in Master Funds:
Net realized gain on investments	$20,614,297	$3,418,594
Net decrease in unrealized appreciation on investments	(5,597,814)	(3,764,589)
Brokerage commissions and fees	(1,091,330)	(1,250,077)
Net gain (loss) allocated from investments in Master Funds	13,925,153	(1,596,072)

Net investment loss allocated from investments in Master Funds	(35,948)	(17,371)

Investment income:
Interest income	217,632	515,146

Expenses:
Brokerage fees	2,423,310	2,801,106
Advisory fees	2,089,945	2,420,953
Sponsor fees	1,044,972	1,210,476
Interest and other	3,320	4,557
Commission reimbursements	(1,091,329)	(1,250,077)
Total expenses	4,470,218	5,187,015
Net investment loss of the Fund	(4,252,586)	(4,671,869)

Net income (loss)	9,636,619	(6,285,312)

Incentive allocation	-	(10,086)

Net income (loss) available for pro-rata allocation to all members	$9,636,619	$(6,295,398)

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Statements of Changes in Members’ Capital

For the three months ended March 31, 2012 (unaudited) and 2011 (unaudited)

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2010	2,685,172.128	$373,121,130	639,582.657	$72,710,381	4,671.470	$882,328	$446,713,839
Subscriptions	408,198.569	57,181,643	56,759.804	6,490,664	–	–	63,672,307
Redemptions	(27,904.505)	(3,886,994)	(23,537.152)	(2,669,490)	–	(10,086)	(6,566,570)
Incentive allocation	–	(6,683)	–	(3,403)	–	10,086	–
Net (loss) income	–	(5,054,183)	–	(1,232,548)	–	1,419	(6,285,312)
Members’ capital, March 31, 2011	3,065,466.192	$421,354,913	672,805.309	$75,295,604	4,671.470	$883,747	$497,534,264

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2011	2,827,795.124	$348,287,779	688,937.679	$68,048,075	4,671.470	$822,214	$417,158,068
Subscriptions	31,134.715	3,853,255	13,203.211	1,312,894	–	–	5,166,149
Redemptions	(151,186.869)	(18,947,613)	(72,757.539)	(7,261,223)	–	–	(26,208,836)
Incentive allocation	–	–	–	–	–	–	–
Net income	–	8,357,220	–	1,248,999	–	30,400	9,636,619
Members’ capital, March 31, 2012	2,707,742.970	$341,550,641	629,383.351	$63,348,745	4,671.470	$852,614	$405,752,000

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Statements of Cash Flows

	Three Months Ended March 31,
	2012 (Unaudited)	2011 (Unaudited)
Cash flows provided by (used in) operating activities
Net income (loss)	$9,636,619	$(6,285,312)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net (income) loss allocated from investment in Master Funds	(13,889,205)	1,613,443
Net income allocated from investment in Graham Cash Assets LLC	(217,632)	(515,146)
Proceeds from sale of investments in Master Funds	188,533,634	191,380,309
Proceeds from sale of investments in Graham Cash Assets LLC	164,479,188	169,852,202
Investments in Master Funds	(182,364,309)	(229,101,208)
Investments in Graham Cash Assets LLC	(141,756,832)	(182,082,182)
Changes in assets and liabilities:
Accrued commission reimbursements	(7,878)	(222,608)
Accrued brokerage fees	(35,730)	88,937
Accrued advisory fees	(27,090)	83,358
Accrued sponsor fees	(13,545)	41,679
Net cash provided by (used in) operating activities	24,337,220	(55,146,528)

Cash flows (used in) provided by financing activities
Subscriptions	5,166,149	63,672,307
Redemptions	(29,503,369)	(8,525,779)
Net cash (used in) provided by financing activities	(24,337,220)	55,146,528

Net change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

March 31, 2012

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

The investment objective of GAIT is to achieve long-term capital appreciation through professionally managed trading through its investment in various master trading vehicles (“Master Funds”). As more fully described in Notes 2 and 3, these Master Funds invest in a broad range of derivative instruments such as currency forward and futures contracts; bond, interest rate, and index futures contracts; commodity forward and futures contracts, and options and swaps thereon traded on U.S. and foreign exchanges, as well as over-the-counter.

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

GAIT reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  In accordance with this hierarchy, GAIT’s investments in Master Funds and Graham Cash Assets LLC (“GCA”) have been classified as Level 2.  These investments are discussed in Notes 3 and 4.  The Master Funds record all of their derivative financial instruments at fair value, which is derived in accordance with U.S. GAAP.  There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2012 or the twelve months ended December 31, 2011 by GAIT, the Master Funds, or GCA, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

Exchange traded forward contracts are valued based upon the settlement prices as of the valuation date, established by the primary exchange upon which they are traded.  All other forward contracts are valued based upon a forward curve constructed using independently quoted forward points. Changes in fair value of each forward contract are recognized as unrealized gains or losses.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU No. 2011-11”). The amendments in ASU No. 2011-11 affect all entities that have financial instruments that are either offset or are subject to an enforceable master netting arrangement or similar agreement in accordance with authoritative guidance under U.S GAAP. Entities will be required to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position or subject to an agreement similar to a master netting arrangement to enable users of its financial statements to understand the effect of those arrangements on its financial position. The disclosure is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

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

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds

As of March 31, 2012 and December 31, 2011, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members’ capital are individually identified, while smaller investments are aggregated under the caption “Other Master Funds.”  The number of Master Funds included for the year in each aggregated category is disclosed parenthetically next to each name.  All of the Master Funds and GAIT are related parties.   The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

March 31, 2012
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss) (three months then ended)

Systematic Macro
Graham K4D Trading Ltd.	11.03%	$44,755,206	$5,591,898
Commodities
Graham Commodity Strategies LLC	6.55%	26,573,761	9,902,476
Fixed Income (1)	1.56%	6,328,463	(1,224,657)
Global Macro (2)	4.44%	18,033,411	(627,042)
Energy Related (1)	0.00%	–	246,530
	23.58%	$95,690,841	$13,889,205

December 31, 2011
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss) (three months ended March 31, 2011)

Systematic Macro
Graham K4D Trading Ltd.	10.82%	$45,101,309	$(6,490,761)
Commodities (1)	4.75%	19,823,897	5,458,310
Fixed Income (1)	1.43%	5,956,632	2,080,246
Global Macro (3)	3.02%	12,630,240	(1,411,189)
Energy Related (2)	1.05%	4,391,910	(1,250,049)
	21.07%	$87,903,988	$(1,613,443)

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of March 31, 2012:

	Graham Commodity Strategies LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)
Assets:
Due from brokers	$234,945,813	$52,868,350	$98,702,448	$299,238,181	$34,891,682
Options, at fair value	-	2,079,822	-	-	-
Derivative financial instruments, at fair value	1,775,585	-	3,493,691	19,912,905	15,335
CME Membership, at fair value	2,336,980	-	-	337,000	-
Interest receivable	93,655	-	-	-	-
Subscriptions receivable	106,854	-	9,055	32,633	-
Total assets	239,258,887	54,948,172	102,205,194	319,520,719	34,907,017

Liabilities:
Options, at fair value	-	2,709,584	28,618	-	-
Derivative financial instruments, at fair value	29,325,092	6,100,655	3,842,900	11,797,898	-
Due to brokers	-	-	3,292	1,861,818	-
Redemptions payable	106,854	143	8,935	32,634	-
Total liabilities	29,431,946	8,810,382	3,883,745	13,692,350	-
Net assets	$209,826,941	$46,137,790	$98,321,449	$305,828,369	$34,907,017

Percentage of Master Fund held by GAIT	12.66%	13.72%	13.41%	14.63%	13.90%

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2012.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC
Long contracts
Futures
Brent Crude May 2012 – December 2012	5,279	$(11,038,790)	(5.26)%
Gas Oil April 2012	3,056	(2,844,375)	(1.36)%
Heating Oil May 2012 – July 2012	2,630	(7,813,756)	(3.72)%
LME Aluminum June 2012	10,070	(20,518,909)	(9.78)%
Wheat May 2012 – December 2012	7,327	(11,039,113)	(5.26)%
Wheat September 2012 – December 2012	1,837	2,533,988	1.21%
WTI Crude July 2012	17,292	(40,652,850)	(19.38)%
WTI Crude June 2014	4,000	14,778,030	7.04%
Other WTI Crude December 2012 – March 2013	2,551	(3,549,640)	(1.69)%
Other WTI Crude September 2013 – December 2014	11,742	22,791,210	10.86%
Other commodity		767,805	0.37%
Total futures		(56,586,400)	(26.97)%

Swaps
Commodity futures		1,657,480	0.79%
Total swaps		1,657,480	0.79%

Forwards
Foreign currency		55,352	0.03%
Total forwards		55,352	0.03%

CME Membership
IMM shares		601,000	0.29%
Common stock		1,735,980	0.82%
Total CME Membership		2,336,980	1.11%

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2012.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC (continued)
Short contracts
Futures
Brent Crude December 2013	(2,812)	$(15,741,170)	(7.50)%
Brent Crude Penultimate Financial December 2012	(1,097)	(24,261,950)	(11.56)%
Other Brent Crude December 2014	(700)	(414,710)	(0.20)%
Gas Oil June 2012 – December 2012	(77)	(8,022,400)	(3.82)%
LME Aluminum June 2012	(11,557)	25,148,360	11.98%
Heating Oil June 2012	(2,094)	(11,609,010)	(5.53)%
Natural Gas June 2012	(5,713)	12,887,230	6.14%
Other Natural Gas May 2012 - October 2013	(1,637)	5,235,540	2.49%
Wheat July 2012	(6,724)	9,624,438	4.59%
Wheat May 2012	(1,905)	(581,913)	(0.28)%
WTI Crude May 2012	(14,573)	27,270,110	13.00%
WTI Crude June 2012	(4,493)	16,430,080	7.83%
WTI Crude October 2012	(2,050)	(26,178,090)	(12.48)%
Other WTI Crude September 2012 - December 2015	(2,517)	(8,852,700)	(4.22)%
Other WTI Crude September 2012 - December 2015	(11,876)	14,029,870	6.69%
Other commodity		12,554,901	5.98%
U.S. index		(257,278)	(0.12)%
Total futures		27,261,308	12.99%

Forwards
Foreign currency		62,753	0.03%
Total forwards		62,753	0.03%

Total		$(25,212,527)	(12.02)%

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2012.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Fed Policy Ltd.
Long contracts
Futures
30 Day Fed Fund May 2012 – January 2014		$(6,100,655)	(13.22)%
Total futures		(6,100,655)	(13.22)%

Options
Interest rate futures		2,079,822	4.51%
Total options		2,079,822	4.51%

Short contracts
Options
Interest rate futures		(2,709,584)	(5.88)%
Total options		(2,709,584)	(5.88)%

Total		$(6,730,417)	(14.59)%

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2012.

Description	Notional Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham Global Monetary Policy LLC
Long contracts
Futures
U.S. bond		$(184,375)	(0.19)%
Foreign bond		2,545,514	2.59%
Commodity		47,660	0.05%
U.S. index		57,625	0.06%
Foreign index		362,078	0.37%
Total futures		2,828,502	2.88%

Options
Foreign currency		22	0.01%
Total options		22	0.01%

Forwards
Foreign currency		(974,741)	(0.99)%
Total forwards		(974,741)	(0.99)%

Short contracts
Futures
U.S. bond		(395,703)	(0.41)%
Foreign bond		53,566	0.05%
Commodity		508,738	0.52%
Foreign index		134,548	0.14%
Foreign interest rate		364,040	0.37%
Total futures		665,189	0.67%

Options
Foreign currency		(28,640)	(0.03)%
Total options		(28,640)	(0.03)%

Forwards
Foreign currency		(2,868,159)	(2.92)%
Total forwards		(2,868,159)	(2.92)%

Total		$(377,827)	(0.38)%

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedule displays the condensed schedule of investments for the Master Funds as of March 31, 2012.

Description	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Long contracts
Futures
U.S. bond	$(2,378,571)	(0.78)%
Foreign bond	1,272,864	0.42%
U.S. index	27,655,848	9.04%
Foreign index	6,929,410	2.26%
Commodity	(18,360,664)	(5.99)%
Interest rate	(3,545,789)	(1.16)%
Currency	(2,701,302)	(0.89)%
Total futures	8,871,796	2.90%

Swaps
Commodity futures	7,060,693	2.31%
Total swaps	7,060,693	2.31%

Forwards
Foreign currency	4,113,473	1.34%
Total forwards	4,113,473	1.34%

CME Membership
Common stock	337,000	0.11%
Total CME Membership	337,000	0.11%

Short contracts
Futures
U.S. bond	346,685	0.11%
Foreign index	(1,100,334)	(0.36)%
Commodity	8,742,315	2.86%
Interest rate	(898,298)	(0.29)%
Currency	(966,945)	(0.32)%
Total futures	6,123,423	2.00%

Swaps
Commodity	(2,143,008)	(0.70)%
Total swaps	(2,143,008)	(0.70)%

Forwards
Foreign currency	(15,911,370)	(5.20)%
Total forwards	(15,911,370)	(5.20)%
Total	$8,452,007	2.76%

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2012.

Description	Notional Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham Macro Directional LLC
Long contracts
Futures
Foreign bond		$15,272	0.04%
Total forwards		15,272	0.04%

Short contracts
Futures
Commodity		159,438	0.46%
U.S. index		(159,375)	(0.46)%
Total futures		63	0.00%

Total		$15,335	0.04%

Index
Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of March 31, 2012:

	Graham Commodity Strategies LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC
Assets
Level 1:
U.S. bond futures	$-	$-	$800,156	$346,685	$-
Foreign bond futures	-	-	2,599,080	6,331,916	15,272
U.S. index futures	-	-	57,625	27,655,848	-
Foreign index futures	-	-	496,626	17,897,936	-
Commodity futures	209,089,901	-	912,611	14,947,535	159,438
Commodity futures swaps	2,105,805	-	-	7,060,693	-
Interest rate futures	-	1,705,074	373,257	566,222	-
Interest rate futures options	-	2,079,822	-	-	-
Currency futures	-	-	-	198,636	-
Common Stock	2,336,980	-	-	337,000	-
Total Level 1	213,532,686	3,784,896	5,239,355	75,342,471	174,710

Level 2:
Foreign currency forwards	783,244	-	3,866,630	917,682	-
Foreign currency options	-	-	22	-	-
Total Level 2	783,244	-	3,866,652	917,682	-
Total assets	$211,978,950	$3,784,896	$9,106,007	$75,923,153	$174,710

Liabilities
Level 1:
U.S. bond futures	$-	$-	$(1,380,234)	$(2,378,571)	$-
Foreign bond futures	-	-	-	(5,059,052)	-
Foreign index futures	-	-	-	(12,068,860)	-
U.S. index futures	(257,278)	-	-	-	(159,375)
Commodity futures	(238,157,715)	-	(356,213)	(24,565,884)	-
Commodity futures swaps	(448,325)	-	-	(2,143,008)	-
Interest rate futures	-	(7,805,729)	(9,217)	(5,010,309)	-
Interest rate futures options	-	(2,709,584)	-	-	-
Currency futures	-	-	-	(3,866,883)	-
Total Level 1	(238,863,318)	(10,515,313)	(1,745,664)	(55,092,567)	(159,375)

Level 2:
Foreign currency forwards	(665,139)	-	(7,709,530)	(12,715,579)	-
Foreign currency options	-	-	(28,640)	-	-
Total Level 2	(665,139)	-	(7,738,170)	(12,715,579)	-
Total liabilities	$(239,528,457)	$(10,515,313)	$(9,483,834)	$(67,808,146)	$(159,375)

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at March 31, 2012 categorized by primary underlying risk and is representative of the derivative positions held by the Master Funds throughout the period.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting.  Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers on the respective Master Fund’s statement of financial condition.

	Graham Commodity Strategies LLC						Graham Fed Policy Ltd.
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$8,449,525,417	105,794	$(8,215,956,954)	(110,701)	$209,089,901	$(238,157,715)	$-	-	$-	-	$-	$-
Swaps	34,916,605	922	(5,219,925)	(185)	2,105,805	(448,325)	-	-	-	-	-	-
	8,484,442,022	106,716	(8,221,176,879)	(110,886)	211,195,706	(238,606,040)	-	-	-	-	-	-

Equity price
Futures	-	-	(98,412,308)	(1,318)	-	(257,278)	-	-	-	-	-	-
	-	-	(98,412,308)	(1,318)	-	(257,278)	-	-	-	-	-	-

Foreign currency exchange rate
Futures	-	-	-	-	-	-	-	-	-	-	-	-
Forwards	617,409,083	N/A	(617,290,978)	N/A	783,244	(665,139)	-	-	-	-	-	-
	617,409,083	-	(617,290,978)	-	783,244	(665,139)	-	-	-	-	-	-

Interest rate
Futures	-	-	-	-	-	-	19,948,313,404	47,978	-	-	1,705,074	(7,805,729)
Options	-	-	-	-	-	-	220,204,764	15,550	(273,237,130)	(47,800)	2,079,822	(2,709,584)
	-	-	-	-	-	-	20,168,518,168	63,528	(273,237,130)	(47,800)	3,784,896	(10,515,313)
Total	$9,101,851,105	106,716	$(8,936,880,165)	(112,204)	$211,978,950	$(239,528,457)	$20,168,518,168	63,528	$(273,237,130)	(47,800)	$3,784,896	$(10,515,313)

Collateral balances supporting all derivative positions						$234,945,813						$52,868,350

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at March 31, 2012 categorized by primary underlying risk and is representative of the derivative positions held by the Master Funds throughout the period.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting.  Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers on the respective Master Fund’s statement of financial condition.

	Graham Global Monetary Policy LLC						Graham K4D Trading Ltd.
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$123,437,700	1,195	$(122,522,400)	(1,195)	$912,611	$(356,213)	$1,030,851,409	11,348	$(618,656,655)	(11,610)	$14,947,535	$(24,565,884)
Swaps	-	-	-	-	-	-	97,702,850	1,939	(107,564,580)	(3,081)	7,060,693	(2,143,008)
	123,437,700	1,195	(122,522,400)	(1,195)	912,611	(356,213)	1,128,554,259	13,287	(726,221,235)	(14,691)	22,008,228	(26,708,892)

Equity price
Futures	27,839,326	410	(11,600,071)	(50)	554,251	-	1,846,347,077	23,919	(46,117,235)	(384)	45,553,784	(12,068,860)
	27,839,326	410	(11,600,071)	(50)	554,251	-	1,846,347,077	23,919	(46,117,235)	(384)	45,553,784	(12,068,860)

Foreign currency exchange rate
Futures	-	-	-	-	-	-	160,347,477	1,938	(130,496,398)	(971)	198,636	(3,866,883)
Forwards	1,707,992,083	N/A	(1,711,834,983)	N/A	3,866,630	(7,709,530)	866,579,029	N/A	(878,376,926)	N/A	917,682	(12,715,579)
Options	200,000,000	1	(100,000,000)	(1)	22	(28,640)	-	-	-	-	-	-
	1,907,992,083	1	(1,811,834,983)	(1)	3,866,652	(7,738,170)	1,026,926,506	1,938	(1,008,873,324)	(971)	1,116,318	(16,582,462)

Interest rate
Futures	626,444,631	5,028	(2,755,982,788)	(12,050)	3,772,493	(1,389,451)	11,515,715,364	55,518	(725,279,612)	(3,260)	7,244,823	(12,447,932)
Options	-	-	-	-	-	-	-	-	-	-	-	-
	626,444,631	5,028	(2,755,982,788)	(12,050)	3,772,493	(1,389,451)	11,515,715,364	55,518	(725,279,612)	(3,260)	7,244,823	(12,447,932)
Total	$2,685,713,740	6,634	$(4,701,940,242)	(13,296)	$9,106,007	$(9,483,834)	$15,517,543,206	94,662	$(2,506,491,406)	(19,306)	$75,923,153	$(67,808,146)

Collateral balances supporting all derivative positions						$98,699,156						$297,376,363

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at March 31, 2012 categorized by primary underlying risk and is representative of the derivative positions held by the Master Funds throughout the period.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting.  Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers on the respective Master Fund’s statement of financial condition.

	Graham Macro Directional LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$-	-	$(17,473,875)	(175)	$159,438	$-
Swaps	-	-	-	-	-	-
	-	-	(17,473,875)	(175)	159,438	-

Equity price
Futures	-	-	(52,621,875)	(750)	-	(159,375)
	-	-	(52,621,875)	(750)	-	(159,375)

Foreign currency exchange rate
Futures
Forwards	-	-	-	-	-	-
	-	-	-	-	-	-

Interest rate
Futures	55,528,684	500	-	-	15,272	-
	55,528,684	500	-	-	15,272	-
Total	$55,528,684	500	$(70,095,750)	(925)	$174,710	$(159,375)

Collateral balances supporting all derivative positions						$34,891,682

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three month period ended March 31, 2012:

	Graham Commodity Strategies LLC (Delaware)	Graham Energy Focus LLC* (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)

Net investment income (loss)	$48,651	$6,738	$(621)	$(183,235)	$(163,316)	$(1,557)

Net realized gain (loss) on investments	97,207,797	(3,769,417)	2,820,547	8,743,554	58,121,648	(10,190,191)
Net (decrease) increase in unrealized appreciation on investments	(16,699,287)	5,355,406	(11,309,018)	(2,050,197)	(19,255,098)	545,825
Brokerage commissions and fees	(4,631,328)	(205,978)	(149,960)	(750,439)	(1,724,083)	(168,365)
Net gain (loss) on investments	75,877,182	1,380,011	(8,638,431)	5,942,918	37,142,467	(9,812,731)
Net income (loss)	$75,925,833	$1,386,749	$(8,639,052)	$5,759,683	$36,979,151	$(9,814,288)

* For the period from January 1, 2012 to February 29, 2012

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three month period ended March 31, 2012:

	Graham Commodity Strategies LLC	Graham Energy Focus LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC
Commodity price
Futures	$84,567,986	$12,682,853	$-	$2,393,663	$23,543,861	$(640,236)
Options	-	789,330	-	-	-	-
Swaps	4,138,309	(11,744,944)	-	-	1,355,801	-
	88,706,295	1,727,239	-	2,393,663	24,899,662	(640,236)
Equity price
Equities	26,760	-	-	-	-	-
Futures	(10,251,455)	(141,250)	(1,750)	(997,388)	118,769,741	(3,172,188)
IMM shares	11,000	-	-	-	-
NYMEX shares	-	-	-	-	(18,000)
Options	-	-	-	-	-	-
	(10,213,695)	(141,250)	(1,750)	(997,388)	118,751,741	(3,172,188)
Foreign currency exchange rate
Futures	2,985,381	-	-	-	(9,299,984)	-
Forwards	(566,879)	-	-	2,519,129	(25,296,450)	(2,755,673)
Options	-	-	-	112,443	-	-
	2,418,502	-	-	2,631,572	(34,596,434)	(2,755,673)
Interest rate
Futures	(409,272)	-	(11,357,110)	2,665,510	(70,205,252)	(3,076,269)
Options	-	-	2,870,389	-	-	-
Treasury bills	6,680	-	-	-	16,833	-
	(402,592)	-	(8,486,721)	2,665,510	(70,188,419)	(3,076,269)
Total	$80,508,510	$1,585,989	$(8,488,471)	$6,693,357	$38,866,550	$(9,644,366)

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

Foreign currency exchange rate
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

	Graham Fed Policy Ltd.						Graham Global Monetary Policy LLC
	Long exposure		Short exposure				Long exposure			Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts		Number of contracts	Notional amounts		Number of contracts	Derivative Assets		Derivative Liabilities

Commodity price
Futures	$-	-	$-	-	$-	$-	$			$			$		$-
Swaps	-	-	-	-	-	-		-	-		-	-		-	-
	-	-	-	-	-	-		-	-		-			-	-

Equity price
Futures	-	-	-	-	-	-		-	-		-	-		-	-
	-	-	-	-	-	-		-	-		-	-		-	-

Foreign currency exchange rate
Futures	-	-	-	-	-	-		-	-		-	-		-	-
Forwards	-	-	-	-	-	-		2,504,581,338	N/A		(2,502,417,890)	N/A		8,341,253	(6,177,805)
Options	-	-	-	-	-	-		200,000,000	1		(100,000,000)	(1)		339,824	(636,257)
	-	-	-	-	-	-		2,704,581,338	1		(2,602,417,890)	(1)		8,681,077	(6,814,062)

Interest rate
Futures	14,640,919,492	35,178	-	-	4,918,956	(23,439)		216,273,337	1,940		(514,021,011)	(2,100)		480,329	(87,539)
Options	2,155,189,586	5,981	(17,228,752,250)	(43,812)	549,104	(3,597,535)		-	-		-	-		-	-
	16,796,109,078	41,159	(17,228,752,250)	(43,812)	5,468,060	(3,620,974)		216,273,337	1,940		(514,021,011)	(2,100)		480,329	(87,539)
Total	$16,796,109,078	41,159	$(17,228,752,250)	(43,812)	$5,468,060	$(3,620,974)		$2,920,854,675	1,941		$(3,116,438,901)	(2,101)		$9,161,406	$(6,901,601)

Collateral balances supporting all derivative positions						$37,426,188									$73,168,865

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

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended March 31, 2011:

	Graham Commodity Strategies LLC (Delaware)	Graham Discretionary Energy Trading III LLC (Delaware)	Graham Energy Focus LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)	Graham Short Term Global Macro LLC* (Delaware)

Net investment income (loss)	$(4,480)	$968	$(8,821)	$(1,120)	$(28,130)	$(83,866)	$(557)	$1,186

Net realized gain (loss) on investments	70,342,613	561,787	(3,932,204)	15,588,830	20,968,150	(47,163,832)	(21,781,890)	3,960,455
Net increase (decrease) in appreciation on investments	(25,420,622)	3,834,874	(2,102,378)	(1,353,759)	3,743,874	5,253,462	279,691	(1,898,136)
Brokerage commissions and fees	(1,833,702)	(850,714)	(386,480)	(584,561)	(713,576)	(3,291,928)	(318,998)	(548,562)
Net gain (loss) on investments	43,088,289	3,545,947	(6,421,062)	13,650,510	23,998,448	(45,202,298)	(21,821,197)	1,513,757
Net income (loss)	$43,083,809	$3,546,915	$(6,429,883)	$13,649,390	$23,970,318	$(45,286,164)	$(21,821,754)	$1,514,943

* For the period from January 1, 2011 to February 28, 2011.

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

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in GCA, an entity for which the Manager is also the sole investment advisor. GCA commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which range in maturity from one to twenty-four months. GCA also maintains cash and cash equivalents on deposit with major U.S. institutions. GCA values all fixed income securities at amortized cost which approximates fair value.  GAIT’s investment in GCA is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of GCA’s reported net asset value. GAIT records its proportionate share of GCA’s investment income and expenses on a monthly basis. For the three months ended March 31, 2012, the total amount recognized by GAIT with respect to its investment in GCA was $217,632.  For the three months ended March 31, 2011, the total amount recognized by GAIT with respect to its investment in GCA was $515,146.  These amounts are included in interest income in the statements of operations and managing member allocation.  At March 31, 2012 and December 31, 2011, GAIT owned approximately 8.67% and 11.59%, respectively, of GCA.  The following table summarizes the financial position of GCA as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$878,438,483	$556,557,151
Investments in fixed income securities (cost $2,837,359,468 and $2,412,672,700, respectively)	2,837,359,468	2,412,672,700
Accrued interest income	7,084,015	4,670,722
Total assets	3,722,881,966	2,973,900,573

Liabilities:
Other liabilities	29,450	29,450
Total liabilities	29,450	29,450
Net assets	$3,722,852,516	$2,973,871,123

The following table summarizes the results of operations of GCA for the three months ended March 31, 2012 and 2011:

	2012	2011
Investment income
Interest income	$2,361,852	$3,860,502
Total investment income	2,361,852	3,860,502

Expenses:
Bank fee expense	24,103	133,584
Total expenses	24,103	133,584
Net investment income	2,337,749	3,726,918
Net income	$2,337,749	$3,726,918

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of GCA as of March 31, 2012:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $2,837,359,468)
United States
FDIC Guaranteed Bonds (cost $621,767,892)
Citigroup 1.88% - 2.25% due 04/30/12 – 12/10/12	$374,364,000	$376,661,493	10.12%
Other FDIC guaranteed bonds		245,106,399	6.58%
Total FDIC Guaranteed Bonds		621,767,892	16.70%

Government Bonds (cost $2,215,591,576)
U.S. Treasury 0.00% - 1.38% due 05/03/12 – 09/30/13	2,210,000,000	2,215,591,576	59.51%
Total Government Bonds		2,215,591,576	59.51%

Total Investments in Fixed Income Securities		$2,837,359,468	76.21%

The following represents the condensed schedule of investments of GCA as of December 31, 2011:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $2,412,672,700)
United States
FDIC Guaranteed Bonds (cost $623,918,691)
Citigroup Funding 1.88% – 2.25% due 04/30/12 –12/10/12	$374,364,000	$378,090,518	12.71%
Other FDIC guaranteed bonds		245,828,173	8.27%
Total FDIC Guaranteed Bonds		623,918,691	20.98%

Government Bonds (cost $1,788,754,009)
U.S. Treasury 0.13% – 1.38% due 01/31/12 – 11/15/13	1,785,000,000	1,788,754,009	60.15%
Total Government Bonds		1,788,754,009	60.15%

Total Investments in Fixed Income Securities		$2,412,672,700	81.13%

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

GCA reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  The following table shows the fair value classification of each investment type held by GCA as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Assets
Level 2:
Fixed income securities
FDIC Guaranteed Bonds	$621,767,892	$623,918,691
Government Bonds	2,215,591,576	1,788,754,009
Total fixed income securities	2,837,359,468	2,412,672,700
Total Level 2	2,837,359,468	2,412,672,700
Total assets	$2,837,359,468	$2,412,672,700

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

8. Financial Highlights

The following is the per unit operating performance calculation for the three month periods ended March 31, 2012 and 2011:

	Class 0	Class 2
Per unit operating performance:
Net asset value per unit, December 31, 2010	$138.96	$113.68
Net loss:
Net investment loss	(1.27)	(1.57)
Net loss on investments	(0.24)	(0.20)
Net loss	(1.51)	(1.77)
Net asset value per unit, March 31, 2011	$137.45	$111.91

Net asset value per unit, December 31, 2011	$123.17	$98.77
Net loss:
Net investment loss	(1.20)	(1.48)
Net loss on investments	4.17	3.36
Net loss	2.97	1.88
Net asset value per unit, March 31, 2012	$126.14	$100.65

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

8. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three month periods ended March 31, 2012 and 2011:

	Class 0		Class 2
	2012	2011	2012	2011

Total return before Incentive Allocation	2.41%	(1.08)%	1.90%	(1.55)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Total return after Incentive Allocation	2.41%	(1.09)%	1.90%	(1.56)%

Net investment loss before Incentive Allocation	(0.97)%	(0.90)%	(1.50)%	(1.38)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Net investment loss after Incentive Allocation	(0.97)%	(0.91)%	(1.50)%	(1.39)%

Total expenses before Incentive Allocation	1.27%	1.00%	1.79%	1.51%
Incentive Allocation	0.00	0.01	0.00	0.01
Total expenses after Incentive Allocation	1.27%*	1.01%*	1.79%*	1.52%*

*The percentages noted above represent total expenses before commission reimbursements, which represent 0.27% and 0.27% of average members’ capital for the three month periods then ended.

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss allocated from Master Funds and GCA. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation.  Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the three month periods ended March 31, 2012 and 2011.

9.  Subsequent Events

GAIT had subscriptions of approximately $5.8 million and redemptions of approximately $5.6 million through May 15, 2012, the date through which subsequent events were evaluated by management.

Index

Graham Alternative Investment Trading II LLC

Statements of Financial Condition

Assets	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
Investment in Graham K4D Trading Ltd., at fair value	$12,576,451	$13,021,233
Investment in Graham Cash Assets LLC, at fair value	54,904,360	59,403,888
Accrued commission reimbursements	25,082	29,549
Receivable from Graham K4D Trading Ltd.	2,699	532
Total assets	$67,508,592	$72,455,202

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$2,304,003	$2,739,451
Accrued brokerage fees	168,614	183,148
Accrued advisory fees	114,279	122,997
Accrued sponsor fees	57,140	61,499
Total liabilities	2,644,036	3,107,095

Members’ capital:
Class 0 Units (409,644.090 and 434,835.751 units issued and outstanding at $82.32 and $81.35 per unit, respectively)	33,721,243	35,371,951
Class 2 Units (399,855.657 and 439,312.861 units issued and outstanding at $77.77 and $77.24 per unit, respectively)	31,096,681	33,930,645
Class M Units (500.000 and 500.000 units issued and outstanding at $93.26 and $91.02 per unit, respectively)	46,632	45,511
Total members’ capital	64,864,556	69,348,107
Total liabilities and members’ capital	$67,508,592	$72,455,202

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Operations and Managing Member Allocation

	Three Months Ended March 31,
	2012 (Unaudited)	2011 (Unaudited)
Net gain (loss) allocated from investment in Graham K4D Trading Ltd.:
Net realized gain (loss) on investments	$2,323,627	$(1,756,078)
Net (decrease) increase in unrealized appreciation on investments	(649,916)	302,089
Brokerage commissions and fees	(73,759)	(130,856)
Net gain (loss) allocated from investment in Graham K4D Trading Ltd.	1,599,952	(1,584,845)

Net investment loss allocated from investment in Graham K4D Trading Ltd.	(6,903)	(3,257)

Investment income:
Interest income	37,236	84,828

Expenses:
Brokerage fees	509,052	570,302
Advisory fees	344,030	403,643
Sponsor fees	172,015	201,821
Interest and other	933	1,319
Commission reimbursements	(73,759)	(130,856)
Total expenses	952,271	1,046,229
Net investment loss of the Fund	(915,035)	(961,401)

Net income (loss)	678,014	(2,549,503)

Incentive allocation	-	(2,187)

Net income (loss) available for pro-rata allocation to all members	$678,014	$(2,551,690)

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Changes in Members’ Capital

For the three months ended March 31, 2012 (unaudited) and 2011 (unaudited)

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2010	397,859.944	$40,945,899	288,630.496	$28,783,191	500.000	$54,780	$69,783,870
Subscriptions	88,740.714	9,146,533	78,173.657	7,805,177	–	–	16,951,710
Redemptions	(11,118.197)	(1,139,685)	(8,468.955)	(832,512)	–	(2,187)	(1,974,384)
Incentive allocation	–	(1,538)	–	(649)	–	2,187	–
Net loss	–	(1,366,357)	–	(1,182,296)	–	(850)	(2,549,503)
Members’ capital, March 31, 2011	475,482.461	$47,584,852	358,335.198	$34,572,911	500.000	$53,930	$82,211,693

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2011	434,835.751	$35,371,951	439,312.861	$33,930,645	500.000	$45,511	$69,348,107
Subscriptions	5,073.642	414,000	1,294.902	100,000	–	–	514,000
Redemptions	(30,265.303)	(2,506,412)	(40,752.106)	(3,169,153)	–	–	(5,675,565)
Incentive allocation	–	–	–	–	–	–	–
Net income	–	441,704	–	235,189	–	1,121	678,014
Members’ capital, March 31, 2012	409,644.090	$33,721,243	399,855.657	$31,096,681	500.000	$46,632	$64,864,556

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Cash Flows

	Three Months Ended March 31,
	2012 (Unaudited)	2011 (Unaudited)
Cash flows provided by (used in) operating activities
Net income (loss)	$678,014	$(2,549,503)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net (income) loss allocated from investment in Graham K4D Trading Ltd.	(1,593,049)	1,588,102
Net income allocated from investment in Graham Cash Assets LLC	(37,236)	(84,828)
Proceeds from sale of investments in Graham K4D Trading Ltd.	21,749,577	24,007,476
Proceeds from sale of investments in Graham Cash Assets LLC	26,562,481	34,237,936
Investments in Graham K4D Trading Ltd.	(19,713,913)	(30,927,497)
Investments in Graham Cash Assets LLC	(22,025,717)	(40,519,839)
Changes in assets and liabilities:
Accrued commission reimbursements	4,467	(24,041)
Accrued brokerage fees	(14,534)	30,081
Accrued advisory fees	(8,718)	19,917
Accrued sponsor fees	(4,359)	9,958
Net cash provided by (used in) operating activities	5,597,013	(14,212,238)

Cash flows (used in) provided by financing activities
Subscriptions	514,000	16,951,710
Redemptions	(6,111,013)	(2,739,472)
Net cash (used in) provided by financing activities	(5,597,013)	14,212,238

Net change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements

March 31, 2012

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

The investment objective of GAIT II is to achieve long-term capital appreciation through professionally managed trading through its investment in Graham K4D Trading Ltd. (the “Master Fund” or “K4D Trading”), a master trading vehicle.  K4D Trading commenced operations on January 1, 1999 and is organized as a British Virgin Islands business company.  As more fully described in Notes 2 and 3, this Master Fund invests in a broad range of derivative instruments such as currency forward and futures contracts; bond, interest rate, and index futures contracts; commodity forward and futures contracts, and options and swaps thereon traded on U.S. and foreign exchanges, as well as over-the-counter.

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

GAIT II reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  In accordance with this hierarchy, GAIT II’s investments in K4D Trading and Graham Cash Assets LLC (“GCA”) have been classified as Level 2 valuations. The Master Fund records all its derivative financial instruments at fair value, which is derived in accordance with U.S. GAAP.  There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2012 or the twelve months ended December 31, 2011 by GAIT II, K4D Trading, or GCA, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

Exchange traded forward contracts are valued based upon the settle prices as of the valuation date, established by the primary exchange upon which they are traded.  All other forward contracts are valued based upon a forward curve constructed using independently quoted forward points. Changes in fair value of each forward contract are recognized as unrealized gains or losses.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU No. 2011-11”). The amendments in ASU No. 2011-11 affect all entities that have financial instruments that are either offset or are subject to an enforceable master netting arrangement or similar agreement in accordance with authoritative guidance under U.S GAAP. Entities will be required to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position or subject to an agreement similar to a master netting arrangement to enable users of its financial statements to understand the effect of those arrangements on its financial position. The disclosure is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

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

Index

3. Investment in Graham K4D Trading Ltd.

As of March 31, 2012 and December 31, 2011, GAIT II invested in K4D Trading, a master trading vehicle also managed by the Managing Manager. GAIT II’s investment in K4D Trading, as well as its investment objective, is summarized below.  K4D Trading and GAIT II are related parties.   K4D Trading does not charge any management or incentive fees, and offers monthly subscriptions and redemptions.

March 31, 2012
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (three months then ended)

Systematic Macro
Graham K4D Trading Ltd.	19.39%	$12,576,451	$1,593,049
	19.39%	$12,576,451	$1,593,049

December 31, 2011
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Loss (three months ended March 31, 2011)

Systematic Macro
Graham K4D Trading Ltd.	18.78%	$13,021,233	$(16,406,508)
	18.78%	$13,021,233	$(16,406,508)

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table summarizes the financial position of K4D Trading as of March 31, 2012.

Assets:
Due from brokers	$299,238,181
Derivative financial instruments, at fair value	19,912,905
CME Membership, at fair value	337,000
Subscriptions receivable	32,633
Total assets	319,520,719

Liabilities:
Derivative financial instruments, at fair value	11,797,898
Due to brokers	1,861,818
Redemptions payable	32,634
Total liabilities	13,692,350
Net assets	$305,828,369

Percentage of K4D Trading held by GAIT II	4.11%

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedule displays the condensed schedule of investments for the Master Funds as of March 31, 2012.
Description	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Long contracts
Futures
U.S. bond	$(2,378,571)	(0.78)%
Foreign bond	1,272,864	0.42%
U.S. index	27,655,848	9.04%
Foreign index	6,929,410	2.26%
Commodity	(18,360,664)	(5.99)%
Interest rate	(3,545,789)	(1.16)%
Currency	(2,701,302)	(0.89)%
Total futures	8,871,796	2.90%

Swaps
Commodity futures	7,060,693	2.31%
Total swaps	7,060,693	2.31%

Forwards
Foreign currency	4,113,473	1.34%
Total forwards	4,113,473	1.34%

CME Membership
Common stock	337,000	0.11%
Total CME Membership	337,000	0.11%

Short contracts
Futures
U.S. bond	346,685	0.11%
Foreign index	(1,100,334)	(0.36)%
Commodity	8,742,315	2.86%
Interest rate	(898,298)	(0.29)%
Currency	(966,945)	(0.32)%
Total futures	6,123,423	2.00%

Swaps
Commodity	(2,143,008)	(0.70)%
Total swaps	(2,143,008)	(0.70)%

Forwards
Foreign currency	(15,911,370)	(5.20)%
Total forwards	(15,911,370)	(5.20)%
Total	$8,452,007	2.76%

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table shows the fair value classification of each investment type for K4D Trading as of March 31, 2012.

Assets
Level 1:
U.S. bond futures	$346,685
Foreign bond futures	6,331,916
U.S. index futures	27,655,848
Foreign index futures	17,897,936
Commodity futures	14,947,535
Commodity futures swaps	7,060,693
Interest rate futures	566,222
Currency futures	198,636
Common stock	337,000
Total Level 1	75,342,471

Level 2:
Foreign currency forwards	917,682
Total Level 2	917,682
Total assets	$76,260,153

Liabilities
Level 1:
U.S. bond futures	$(2,378,571)
Foreign bond futures	(5,059,052)
Foreign index futures	(12,068,860)
Commodity futures	(24,565,884)
Commodity futures swaps	(2,143,008)
Interest rate futures	(5,010,309)
Currency futures	(3,866,883)
Total Level 1	(55,092,567)

Level 2:
Foreign currency forwards	(12,715,579)
Total Level 2	(12,715,579)
Total liabilities	$(67,808,146)

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Fund at March 31, 2012 categorized by primary underlying risk and is representative of the derivative positions held by K4D Trading throughout the period.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers on K4D Trading’s statement of financial condition.

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$1,030,851,409	11,348	$(618,656,655)	(11,610)	$14,947,535	$(24,565,884)
Swaps	97,702,850	1,939	(107,564,580)	(3,081)	7,060,693	(2,143,008)
	1,128,554,259	13,287	(726,221,235)	(14,691)	22,008,228	(26,708,892)

Equity price
Futures	1,846,347,077	23,919	(46,117,235)	(384)	45,553,784	(12,068,860)
	1,846,347,077	23,919	(46,117,235)	(384)	45,553,784	(12,068,860)

Foreign currency exchange rate
Futures	160,347,477	1,938	(130,496,398)	(971)	198,636	(3,866,883)
Forwards	866,579,029	N/A	(878,376,926)	N/A	917,682	(12,715,579)
	1,026,926,506	1,938	(1,008,873,324)	(971)	1,116,318	(16,582,462)

Interest rate
Futures	11,515,715,364	55,518	(725,279,612)	(3,260)	7,244,823	(12,447,932)
	11,515,715,364	55,518	(725,279,612)	(3,260)	7,244,823	(12,447,932)
Total	$15,517,543,206	94,662	$(2,506,491,406)	(19,306)	$75,923,153	$(67,808,146)

Collateral balances supporting all derivative positions						$297,376,363

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table summarizes the results of operations of K4D Trading for the three month period ended March 31, 2012.

Net investment loss	$(163,316)

Net realized gain on investments	58,121,648
Net decrease in unrealized appreciation on investments	(19,255,098)
Brokerage commissions and fees	(1,724,083)
Net loss on investments	37,142,467
Net income	$36,979,151

The following table shows the gains and losses on all financial instruments held by the Master Fund reported in net realized loss and net increase (decrease) in unrealized appreciation on investments in its statement of operations segregated by primary underlying risk and contract type for the three month period ended March 31, 2012:

Commodity price
Futures	$23,543,861
Swaps	1,355,801
24,899,662

Equity price
Futures	118,769,741
NYMEX Shares	(18,000)
118,751,741

Foreign currency exchange rate
Futures	(9,299,984)
Forwards	(25,296,450)
(34,596,434)

Interest rate
Futures	(70,205,252)
Treasury bills	16,833
(70,188,419)
Total	$38,866,550

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

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table summarizes the results of operations of K4D Trading for the year ended March 31, 2011.

Net investment loss	$(83,866)

Net realized loss on investments	(47,163,832)
Net decrease in unrealized appreciation on investments	5,253,462
Brokerage commissions and fees	(3,291,928)
Net loss on investments	(45,202,298)
Net loss	$(45,286,164)

The following table shows the gains and losses on all financial instruments held by the Master Fund reported in net realized loss and net increase (decrease) in unrealized appreciation on investments in its statement of operations segregated by primary underlying risk and contract type for the year ended March 31, 2011:

Commodity price
Futures	$44,811,512
44,811,512

Equity price
Futures	(40,301,211)
(40,301,211)

Foreign currency exchange rate
Futures	(5,461,945)
Forwards	(24,055,983)
(29,517,928)

Interest rate
Futures	(16,902,743)
(16,902,743)
Total	$(41,910,370)

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT II invests a portion of its excess liquidity in GCA, an entity for which the Manager is also the sole investment advisor. GCA commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government, which range in maturity from one to twenty-four months. GCA also maintains cash and cash equivalents on deposit with major U.S. institutions. GCA values all fixed income securities at amortized cost which approximates fair value.  GAIT II’s investment in GCA is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT II’s proportionate share of GCA’s reported net asset value. GAIT II records its proportionate share of GCA’s investment income and expenses on a monthly basis.  For the three months ended March 31, 2012, the total amount recognized by GAIT II with respect to its investment in GCA was $37,236. For the three months ended March 31, 2011, the total amount recognized by GAIT II with respect to its investment in GCA was $84,828.  These amounts are included in interest income in the statements of operations and managing member allocation. At March 31, 2012 and December 31, 2011, GAIT II owned approximately 1.47% and 2.00%, respectively, of GCA. The following table summarizes the financial position of GCA as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$878,438,483	$556,557,151
Investments in fixed income securities (cost $2,837,359,468 and $2,412,672,700 respectively)	2,837,359,468	2,412,672,700
Accrued interest income	7,084,015	4,670,722
Total assets	3,722,881,966	2,973,900,573

Liabilities:
Other liabilities	29,450	29,450
Total liabilities	29,450	29,450
Net assets	$3,722,852,516	$2,973,871,123

The following table summarizes the results of operations of GCA for the three months ended March 31, 2012 and 2011:

	2012	2011
Investment income
Interest income	$2,361,852	$3,860,502
Total investment income	2,361,852	3,860,502

Expenses:
Bank fee expense	24,103	133,584
Total expenses	24,103	133,584
Net investment income	2,337,749	3,726,918
Net income	$2,337,749	$3,726,918

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of GCA as of March 31, 2012:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $2,837,359,468)
United States
FDIC Guaranteed Bonds (cost $621,767,892)
Citigroup 1.88% - 2.25% due 04/30/12 – 12/10/12	$374,364,000	$376,661,493	10.12%
Other FDIC guaranteed bonds		245,106,399	6.58%
Total FDIC Guaranteed Bonds		621,767,892	16.70%

Government Bonds (cost $2,215,591,576)
U.S. Treasury 0.00% - 1.38% due 05/03/12 – 09/30/13	2,210,000,000	2,215,591,576	59.51%
Total Government Bonds		2,215,591,576	59.51%

Total Investments in Fixed Income Securities		$2,837,359,468	76.21%

The following represents the condensed schedule of investments of GCA as of December 31, 2011:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $2,412,672,700)
United States
FDIC Guaranteed Bonds (cost $623,918,691)
Citigroup Funding 1.88% – 2.25% due 04/30/12 –12/10/12	$374,364,000	$378,090,518	12.71%
Other FDIC guaranteed bonds		245,828,173	8.27%
Total FDIC Guaranteed Bonds		623,918,691	20.98%

Government Bonds (cost $1,788,754,009)
U.S. Treasury 0.13% – 1.38% due 01/31/12 – 11/15/13	1,785,000,000	1,788,754,009	60.15%
Total Government Bonds		1,788,754,009	60.15%

Total Investments in Fixed Income Securities		$2,412,672,700	81.13%

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

GCA reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  The following table shows the fair value classification of each investment type held by GCA as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Assets
Level 2:
Fixed income securities
FDIC Guaranteed Bonds	$621,767,892	$623,918,691
Government Bonds	2,215,591,576	1,788,754,009
Total fixed income securities	2,837,359,468	2,412,672,700
Total Level 2	2,837,359,468	2,412,672,700
Total assets	$2,837,359,468	$2,412,672,700

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

6. Fees and Related Party Transactions (continued)

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

8. Financial Highlights

The following is the per unit operating performance calculation for the three month periods ended March 31, 2012 and 2011:

	Class 0	Class 2
Per unit operating performance:
Net asset value per unit, December 31, 2010	$102.92	$99.72
Net loss:
Net investment loss	(1.05)	(1.50)
Net loss on investments	(1.79)	(1.74)
Net loss	(2.84)	(3.24)
Net asset value per unit, March 31, 2011	$100.08	$96.48

Net asset value per unit, December 31, 2011	$81.35	$77.24
Net gain:
Net investment loss	(0.92)	(1.27)
Net gain on investments	1.89	1.80
Net gain	0.97	0.53
Net asset value per unit, March 31, 2012	$82.32	$77.77

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three month periods ended March 31, 2012 and 2011:

	Class 0		Class 2
	2012	2011	2012	2011

Total return before Incentive Allocation	1.19%	(2.75)%	0.69%	(3.24)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Total return after Incentive Allocation	1.19%	(2.76)%	0.69%	(3.25)%

Net investment loss before Incentive Allocation	(1.13)%	(1.03)%	(1.64)%	(1.52)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Net investment loss after Incentive Allocation	(1.13)%	(1.04)%	(1.64)%	(1.53)%

Total expenses before Incentive Allocation	1.27%	1.12%	1.78%	1.64%
Incentive Allocation	0.00	0.01	0.00	0.01
Total expenses after Incentive Allocation	1.27%*	1.13%*	1.78%*	1.65%*

*The percentages noted above represent total expenses before commission reimbursements, which represent 0.11% and 0.17% of average members’ capital for the periods then ended.

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT II and net investment loss allocated from the Master Fund and GCA. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT II, excluding that of the Managing Member, for the three month periods ended March 31, 2012 and 2011.

9. Subsequent Events

GAIT II had subscriptions of approximately $0.5 million and redemptions of approximately $0.8 million through May 15, 2012, the date through which subsequent events were evaluated by management.

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

For the three months ended March 31, 2012 the Fund’s net asset value decreased by $12,999,726 or -4.2%.  This decrease was attributable to a $10,168,316 or -3.3% net decrease in the Blended Strategies Portfolio and a $2,831,410 or -0.9% net decrease in the Systematic Strategies Portfolio.  The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $1,636,540 or 0.5% and net income of $6,089,653 or 2.0% offset by redemptions totaling $17,894,509 or -5.8%, for the period.  The net decrease in the Systematic Strategies Portfolio was attributable to total subscriptions of $178,000 or 0.1% and net income of $459,375 or 0.1% offset by redemptions totaling $3,468,785 or -1.1%, for the period.

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

Blended Strategies Portfolio

2012 Summary

For the three months ended March 31, 2012, the Blended Strategies Portfolio experienced net trading gains of $9,472,909 attributable to the following sectors:

Agriculture / Softs	$(1,008,654)
Base metals	(3,329,971)
Energy	15,135,640
Equities	10,623,609
Foreign exchange	(3,404,428)
Long term / intermediate rates	(7,667,567)
Precious metals	(640,089)
Short term rates	(235,631)
$9,472,909

Index

The Blended Strategies Portfolio posted a net gain for the first quarter of 2012 with profits from both systematic and discretionary trading.  The majority of the positive performance resulted from trading in the energy markets due to the steep drop in natural gas prices that resulted from unseasonably mild weather in the U.S. and abundant supply.  The portfolio also recorded profits from trading crude oil as prices climbed due to rising tensions in the Middle East.  Additional gains resulted from positions in U.S., Asian and European equity indices as the portfolio benefitted from the rally in risk assets. The portfolio recorded losses in other sectors, which offset some of the overall gains for the quarter.  Losses resulted from fixed income trading amidst declining prospects of quantitative easing in the U.S. The portfolio also incurred losses in foreign exchange, particularly in the Euro, Swiss franc and British pound as well as in base metals amidst rising prices.  Trading in agricultural and soft commodities led to modest losses as prices were mixed during the quarter.

Brokerage, Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund.  Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended March 31, 2012, Brokerage Fees decreased by $317,520 or -17.3%, Advisory Fees decreased by $273,219 or -17.2% and Sponsor Fees decreased by $136,609 or -17.2%% in the Blended Strategies Portfolio over the corresponding period of the preceding year.   These decreases are all attributable to lower net assets of the portfolio resulting from redemptions partially offset by subscriptions and net income for the period. During the same period interest income decreased by $194,260 or -58.6%.  Interest was earned on free cash at an average annualized yield of 0.28% for the three months ended March 31, 2012 compared to 0.49% for the same period in 2011.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio.  For the three months ended March 31, 2012 there was no Incentive Allocation compared to $7,813 for the corresponding period in 2011 due to the portfolio’s lack of year to date profitability in 2012.

The following table illustrates the sector distribution of the Blended Strategies Portfolio’s investments in Master Funds as of March 31, 2012 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	25.5%
Base metals	14.7%
Energy	(60.7%)
Equities	174.1%
Foreign exchange	57.1%
Long term / intermediate rates	(72.1%)
Precious metals	(0.4%)
Short term rates	(38.2%)
100.0%

Index

 2011 Summary

For the three months ended March 31, 2011, the Blended Strategies Portfolio experienced net trading losses of $218,055 attributable to the following sectors:

Agriculture	$236,882
Energy	783,331
Foreign exchange	(501,870)
Interest rates	(335,514)
Metals	214,411
Softs	250,962
Stock index	(866,257)
$(218,055)

The Blended Strategies Portfolio recorded a net loss for the period led by stock indices.  The stock index sector generated large losses for the period despite recognizing gains in the early part of the quarter amid rising equity prices driven by improved global economic output and investor optimism.  Significant losses, notably in European indices, were recognized in March as the earthquake and tsunami in Japan generated dramatic market reversals.   Losses were also recognized in foreign exchange during the period with trading in Asian currencies during March contributing most significantly. The interest rates sector posted a loss for the period predominantly from trading in U.S. and European fixed income markets.  The portfolio was able to generate profits in the energy sector led by crude and heating oil as continued tensions in the Middle East drove energy prices higher.  Trading in commodities (agriculture, metals and softs) were also profitable as the portfolio took advantage of rising prices in these markets notably in agricultural commodities.

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
100.0%

Systematic Strategies Portfolio

2012 Summary

For the three months ended March 31, 2012, the Systematic Strategies Portfolio experienced net trading gains of $1,106,440 attributable to the following sectors:

Agriculture / Softs	$(392,773)
Base metals	(782,181)
Energy	2,154,434
Equities	3,456,959
Foreign exchange	(1,048,694)
Long term / intermediate rates	(1,867,517)
Precious metals	(315,654)
Short term rates	(98,134)
$1,106,440

The Systematic Strategies Portfolio posted a net gain for the first quarter of 2012. Performance during the quarter was primarily driven by profitable positions in global equity indices. The portfolio also recorded gains from trading crude oil and oil products as prices rose due to concerns over inventory levels and rising tensions in the Middle East. The steep drop in natural gas prices also benefitted the portfolio on the back of warmer weather and ample supplies, which fueled further gains in the energy sector. Losses resulted from trading global fixed income, particularly in the U.S., amidst diminished hopes for further quantitative easing, which offset some of the portfolio’s overall gain. Losses were also incurred in the metals markets amidst rising base metal prices and a sharp sell-off in gold on the last day of February.  Losses from positions in the Euro, Swiss franc and British pound as well as agricultural and soft commodities also offset a portion of the portfolio’s net gains for the quarter.

Brokerage, Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund.  Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value, which are discussed in detail herein.

For the three months ended March 31, 2012, Brokerage Fees decreased by $67,246 or -17.2%, Advisory Fees decreased by $52,090 or -18.6% and Sponsor Fees decreased by $26,045 or -18.6% in the Systematic Strategies Portfolio over the corresponding period of the preceding year.   These decreases are all attributable to lower net assets of the portfolio resulting from redemptions partially offset by subscriptions and net income for the period. During the same period interest income decreased by $32,614 or -56.9%.  Interest was earned on free cash at an average annualized yield of 0.28% for the three months ended March 31, 2012 compared to 0.49% for the same period in 2011.

Index

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio.  For the three months ended March 31, 2012 there was no Incentive Allocation compared to $3,007 for the corresponding period in 2011 due to the portfolio’s lack of year to date profitability in 2012.

The following table illustrates the sector distribution of the Blended Strategies Portfolio’s investments in Master Funds as of March 31, 2012 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	68.6%
Base metals	38.5%
Energy	(151.5%)
Equities	412.6%
Foreign exchange	(190.6%)
Long term / intermediate rates	(9.3%)
Precious metals	(13.5%)
Short term rates	(54.8%)
100.0%

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

Index

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

	Blended Strategies Portfolio	Systematic Strategies Portfolio
March 31, 2012	22.70%	18.67%
December 31, 2011	21.61%	18.83%
March 31, 2011	11.74%	14.45%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading.  Through March 31, 2012, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Index

Item 4. Controls and Procedures

The Advisor’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2012.   Based on that evaluation, the Advisor’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2012.

There were no changes to the Fund’s internal control over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 1A. Risk Factors
Not Required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended March 31, 2012, the Fund issued 14,524.465 Units in exchange for $1,636,540 with respect to the Blended Strategies Portfolio and 2,177.678 Units in exchange for $178,000 with respect to the Systematic Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”).  The Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Act and Section 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Units of the Fund.

	Blended Strategies Portfolio	Systematic Strategies Portfolio
	Total	Total
	Number of	Number of
	Units Purchased	Units Purchased
Period (as of)
January 1, 2012	3,753.424	614.662
February 1, 2012	7,064.399	1,288.807
March 1, 2012	3,706.642	274.209

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

Dated: May 15, 2012	GRAHAM ALTERNATIVE INVESTMENT FUND I LLC

By: GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

By: /s/ Paul Sedlack
Paul Sedlack, Chief Executive Officer

By: /s/ Jeff Baisley
Jeff Baisley, Chief Financial Officer