Form 10-Q
period 2012-06-30
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2012-08-14
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________
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
Yes ☐ No ☒
As of July 1, 2012, 513,306.630 Units of the Systematic Strategies Portfolio were outstanding.
As of July 1, 2012, 1,973,465.129 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
FORM 10-Q

Index

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification

Index

PART I

Item 1. Financial Statements

Graham Alternative Investment Fund I LLC

Statements of Financial Condition

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$225,286,271	$263,929,118
Investment in Graham Alternative Investment Trading II LLC, at fair value	39,052,950	45,955,612
Redemption receivable from Graham Alternative Investment Trading LLC	9,553,546	8,563,194
Redemption receivable from Graham Alternative Investment Trading II LLC	1,005,013	2,164,043
Total assets	$274,897,780	$320,611,967

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$10,558,559	$10,727,237
Total liabilities	10,558,559	10,727,237

Members’ capital:
Blended Strategies Portfolio:
Class 0 Units (1,624,107.167 and 1,814,039.586 units issued and outstanding at $118.77 and $123.17, respectively)	192,892,075	223,427,719
Class 2 Units (343,528.613 and 410,047.431 units issued and outstanding at $94.30 and $98.77, respectively)	32,394,196	40,501,399
Total Blended Strategies Portfolio	225,286,271	263,929,118

Systematic Strategies Portfolio:
Class 0 Units (290,260.430 and 322,756.427 units issued and outstanding at $78.23 and $81.35, respectively)	22,706,095	26,254,798
Class 2 Units (222,298.264 and 255,073.907 units issued and outstanding at $73.54 and $77.24, respectively)	16,346,855	19,700,814
Total Systematic Strategies Portfolio	39,052,950	45,955,612
Total members’ capital	264,339,221	309,884,730
Total liabilities and members’ capital	$274,897,780	$320,611,967

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
Net loss allocated from investments in other funds:
Net realized (loss) gain on investments	$(9,079,011)	$(3,486,735)	$5,445,306	$(2,438,507)
Net decrease in unrealized appreciation on investments	(4,215,058)	(6,570,840)	(8,160,026)	(8,823,517)
Net loss allocated from investments in other funds	(13,294,069)	(10,057,575)	(2,714,720)	(11,262,024)

Net investment loss allocated from investments in other funds:
Investment income:
Interest income	144,786	395,604	306,641	784,333

Expenses:
Brokerage fees	1,699,957	2,348,648	3,540,067	4,573,524
Advisory fees	1,435,515	1,988,117	2,983,585	3,861,496
Sponsor fees	717,758	994,059	1,491,793	1,930,748
Incentive allocation	-	32,173	-	42,993
Interest and other	6,987	49,580	36,948	58,390
Total expenses	3,860,217	5,412,577	8,052,393	10,467,151
Net investment loss allocated from investments in other funds	(3,715,431)	(5,016,973)	(7,745,752)	(9,682,818)
Net loss	$(17,009,500)	$(15,074,548)	$(10,460,472)	$(20,944,842)

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Statements of Changes in Members’ Capital

For the six months ended June 30, 2012 (unaudited) and 2011 (unaudited)

	Blended Strategies Portfolio
	Class 0 Units		Class 2 Units		Total
	Units	Capital	Units	Capital	Blended Strategies Portfolio

Members’ capital, December 31, 2010	1,752,436.237	$243,511,752	409,129.824	$46,511,568	$290,023,320
Subscriptions	440,148.711	61,465,602	61,045.543	6,893,865	68,359,467
Redemptions	(72,590.320)	(10,130,845)	(42,570.051)	(4,761,164)	(14,892,009)
Net loss	–	(13,579,315)	–	(2,684,918)	(16,264,233)
Members’ capital, June 30, 2011	2,119,994.628	$281,267,194	427,605.316	$45,959,351	$327,226,545

	Blended Strategies Portfolio
	Class 0 Units		Class 2 Units		Total
	Units	Capital	Units	Capital	Blended Strategies Portfolio

Members’ capital, December 31, 2011	1,814,039.586	$223,427,719	410,047.431	$40,501,399	$263,929,118
Subscriptions	29,565.329	3,685,929	15,289.711	1,516,540	5,202,469
Redemptions	(219,497.748)	(27,026,309)	(81,808.529)	(8,085,512)	(35,111,821)
Net loss	–	(7,195,264)	–	(1,538,231)	(8,733,495)
Members’ capital, June 30, 2012	1,624,107.167	$192,892,075	343,528.613	$32,394,196	$225,286,271

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Statements of Changes in Members’ Capital (continued)

For the six months ended June 30, 2012 (unaudited) and 2011 (unaudited)

	Systematic Strategies Portfolio
	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Systematic Strategies Portfolio	Total Members’ Capital

Members’ capital, December 31, 2010	274,960.438	$28,297,652	202,003.861	$20,144,497	$48,442,149	$338,465,469
Subscriptions	123,185.035	12,558,260	67,198.874	6,616,363	19,174,623	87,534,090
Redemptions	(26,651.552)	(2,635,677)	(17,808.386)	(1,737,274)	(4,372,951)	(19,264,960)
Net loss	–	(2,707,282)	–	(1,973,327)	(4,680,609)	(20,944,842)
Members’ capital, June 30, 2011	371,493.921	$35,512,953	251,394.349	$23,050,259	$58,563,212	$385,789,757

	Systematic Strategies Portfolio
	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Systematic Strategies Portfolio	Total Members’ Capital

Members’ capital, December 31, 2011	322,756.427	$26,254,798	255,073.907	$19,700,814	$45,955,612	$309,884,730
Subscriptions	6,404.671	528,000	–	–	528,000	5,730,469
Redemptions	(38,900.668)	(3,182,374)	(32,775.643)	(2,521,311)	(5,703,685)	(40,815,506)
Net loss	–	(894,329)	–	(832,648)	(1,726,977)	(10,460,472)
Members’ capital, June 30, 2012	290,260.430	$22,706,095	222,298.264	$16,346,855	$39,052,950	$264,339,221

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Statements of Cash Flows

	Six Months Ended June 30,
	2012 (Unaudited)	2011 (Unaudited)
Cash flows provided by (used in) operating activities
Net loss	$(10,460,472)	$(20,944,842)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss allocated from investment in Graham Alternative Investment Trading LLC	8,733,495	16,264,233
Net loss allocated from investment in Graham Alternative Investment Trading II LLC	1,726,977	4,680,609
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	34,121,469	15,550,438
Proceeds from sale of investments in Graham Alternative Investment Trading II LLC	6,862,715	2,942,711
Investments in Graham Alternative Investment Trading LLC	(5,202,469)	(68,359,467)
Investments in Graham Alternative Investment Trading II LLC	(528,000)	(19,174,623)
Net cash provided by (used in) operating activities	35,253,715	(69,040,941)

Cash flows (used in) provided by financing activities
Subscriptions	5,730,469	87,534,090
Redemptions	(40,984,184)	(18,493,149)
Net cash (used in) provided by financing activities	(35,253,715)	69,040,941

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements

June 30, 2012

1. Organization and Business

Graham Alternative Investment Fund I LLC (the “Fund”) was formed on May 16, 2006, commenced operations on August 1, 2006 and is organized as a Delaware Limited Liability Company (“LLC”). The Fund offers investors Class 0 and Class 2 shares of a Blended Strategies Portfolio, and Class 0 and Class 2 shares of a Systematic Strategies Portfolio.  The Fund invests all of its Blended Strategies Portfolio assets dedicated to trading in Graham Alternative Investment Trading LLC (“GAIT”), a Delaware LLC formed on May 16, 2006 and commenced operations on August 1, 2006.  The Fund invests all of its Systematic Strategies Portfolio assets dedicated to trading in Graham Alternative Investment Trading II LLC (“GAIT II”), a Delaware LLC which was formed on July 16, 2008 and commenced operations on January 4, 2009. GAIT and GAIT II (collectively “the GAIT Funds”) invest in various master trading vehicles (“Master Funds”), all of which are managed by Graham Capital Management, L.P. (the “Advisor” or “Manager”).  The Manager is the manager and the sole investment advisor of the GAIT Funds and the Fund. The Manager is registered as a Commodity Pool Operator and Commodity Trading Advisor with the Commodity Futures Trading Commission and is a member of the National Futures Association.  The Manager is also registered as a Registered Investment Advisor with the Securities and Exchange Commission.  The Fund is registered as a reporting company under the Securities Exchange Act of 1934.

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

In addition to trading in the Interbank market for foreign exchange, the Manager currently executes orders on all the major U.S. futures exchanges and may also trade on, but is not limited to, the Bolsa de Mercadorias and Futuros (“BMF”), Borsa Italiana Idem (“IML”), the Eurex Exchange (“Eurex”), the Hong Kong Exchanges and Clearing Ltd. (“HKEX”), the Intercontinental Exchange (“ICE”), the London Metal Exchange (“LME”), the Montreal Exchange (“ME”), the Mercado de Futuros Financieros (“MEFF”), the NYSE Euronext (“Euronext”), the Osaka Securities Exchange (“OSE”), the Singapore Exchange (“SGX”), the South African Exchange (“SAFEX”), the Sydney Futures Exchange Ltd. (“SFE”), the Tokyo Commodity Exchange (“TOCOM”), the Tokyo Financial Exchange (“TFX”), and the Tokyo Stock Exchange (“TSE”).

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

At June 30, 2012 and December 31, 2011, the Fund owned 63.36% and 63.27%, respectively of GAIT, and 66.57% and 66.27%, respectively of GAIT II.

Fair Value

The fair value of the assets and liabilities of the Fund and the GAIT Funds, which qualify as financial instruments under U.S. GAAP, approximates the carrying amounts presented in the statements of financial condition. Changes in these carrying amounts are included in the statements of operations.

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

The Fund reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  In accordance with this hierarchy, the Fund’s investments in the GAIT Funds have been classified as a Level 2 valuation.  There were no Level 3 assets or liabilities held at any point during the six months ended June 30, 2012 or the year ended December 31, 2011 by the Fund, the GAIT Funds, or the Master Funds, and there were no transfers between levels during those periods.  Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

Subscriptions (continued)

Units are available for subscription as of the first business day of each month upon written notice of at least three business days prior to the last business day of the preceding month.

Redemption of Units

Units are not subject to any minimum holding period. Members may redeem Units at the Net Asset Value thereof as of each Valuation Day, as defined in the LLC Agreement, upon not less than three business days’ prior written notice to the administrator. A partial redemption request for an amount less than $10,000 will not be accepted, nor will a redemption request be accepted to the extent that it would result in an investor owning less than $25,000. The redemption proceeds will normally be remitted within 15 days after the Valuation Day, without interest for the period from the Valuation Day to the payment date.

Redemption Fees

Class 2 Units are subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Class 0 Units are not subject to a redemption fee. Redemption fees are payable to the Manager upon redemption of Units from the proceeds of such redemption.  Redemption fees of $6,066 and $2,478 were paid to the Manager for the six months ended June 30, 2012 and 2011, respectively, and are included as redemptions in the statements of changes in members’ capital.

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

6. Financial Highlights

The following is the per Unit operating performance calculation for the three month periods ended June 30, 2012 and 2011:

	Blended Strategies Portfolio		Systematic Strategies Portfolio
	Class 0	Class 2	Class 0	Class 2
Per share operating performance
Net asset value per unit, March 31, 2011	$137.45	$111.91	$100.08	$96.48
Net loss:
Net investment loss	(1.55)	(1.87)	(1.26)	(1.74)
Net loss on investments	(3.23)	(2.56)	(3.23)	(3.05)
Net loss	(4.78)	(4.43)	(4.49)	(4.79)
Net asset value per unit, June 30, 2011	$132.67	$107.48	$95.59	$91.69

Net asset value per unit, March 31, 2012	$126.14	$100.65	$82.32	$77.77
Net loss:
Net investment loss	(1.21)	(1.47)	(0.92)	(1.26)
Net loss on investments	(6.16)	(4.88)	(3.17)	(2.97)
Net loss	(7.37)	(6.35)	(4.09)	(4.23)
Net asset value per unit, June 30, 2012	$118.77	$94.30	$78.23	$73.54

Index

Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average members’ capital and total return for the three month periods ended June 30, 2012 and 2011 for the Blended Strategies Portfolio:

	Blended Strategies Portfolio
	Class 0		Class 2
	2012	2011	2012	2011

Total return before Incentive Allocation	(5.84)%	(3.48)%	(6.31)%	(3.96)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(5.84)%	(3.48)%	(6.31)%	(3.96)%

Net investment loss before Incentive Allocation	(0.96)%	(1.13)%	(1.46)%	(1.67)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.96)%	(1.13)%	(1.46)%	(1.67)%

Total expenses before Incentive Allocation	1.26%	1.55%	1.78%	2.06%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	1.26%*	1.55%*	1.78%*	2.06%*

*- The percentages above represent total gross expenses before commission reimbursements, which represent 0.23% of average members’ capital for 2012 and 0.13% of average members’ capital for 2011.

The following represents ratios to average members’ capital and total return for the three month periods ended June 30, 2012 and 2011 for the Systematic Strategies Portfolio:

	Systematic Strategies Portfolio
	Class 0		Class 2
	2012	2011	2012	2011

Total return before Incentive Allocation	(4.97)%	(4.49)%	(5.44)%	(4.96)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(4.97)%	(4.49)%	(5.44)%	(4.96)%

Net investment loss before Incentive Allocation	(1.12)%	(1.26)%	(1.62)%	(1.80)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(1.12)%	(1.26)%	(1.62)%	(1.80)%

Total expenses before Incentive Allocation	1.26%	1.46%	1.76%	1.99%`
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	1.26%*	1.46%*	1.76%*	1.99%*

*- The percentages above represent total gross expenses before commission reimbursements, which represent 0.08% of average members’ capital for 2012 and 0.08% of average members’ capital for 2011.

Index

Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights (continued)

The following is the per Unit operating performance calculation for the six month periods ended June 30, 2012 and 2011:

	Blended Strategies Portfolio		Systematic Strategies Portfolio
	Class 0	Class 2	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2010	$138.96	$113.68	$102.92	$99.72
Net loss:
Net investment loss	(2.82)	(3.44)	(2.31)	(3.24)
Net loss on investments	(3.47)	(2.76)	(5.02)	(4.79)
Net loss	(6.29)	(6.20)	(7.33)	(8.03)
Net asset value per unit, June 30, 2011	$132.67	$107.48	$95.59	$91.69

Net asset value per unit, December 31, 2011	$123.17	$98.77	$81.35	$77.24
Net loss:
Net investment loss	(2.41)	(2.95)	(1.84)	(2.53)
Net loss on investments	(1.99)	(1.52)	(1.28)	(1.17)
Net loss	(4.40)	(4.47)	(3.12)	(3.70)
Net asset value per unit, June 30, 2012	$118.77	$94.30	$78.23	$73.54

Index

Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average members’ capital and total return for the six month periods ended June 30, 2012 and 2011 for the Blended Strategies Portfolio:

	Blended Strategies Portfolio
	Class 0		Class 2
	2012	2011	2012	2011

Total return before Incentive Allocation	(3.57)%	(4.52)%	(4.53)%	(5.44)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Total return after Incentive Allocation	(3.57)%	(4.53)%	(4.53)%	(5.45)%

Net investment loss before Incentive Allocation	(1.96)%	(2.02)%	(2.99)%	(3.02)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Net investment loss after Incentive Allocation	(1.96)%	(2.03)%	(2.99)%	(3.03)%

Total expenses before Incentive Allocation	2.54%	2.55%	3.57%	3.57%
Incentive Allocation	0.00	0.01	0.00	0.01
Total expenses after Incentive Allocation	2.54%*	2.56%*	3.57%*	3.58%*

*- The percentages above represent total gross expenses before commission reimbursements, which represent 0.50% of average members’ capital for 2012 and 0.52% of average members’ capital for 2011.

The following represents ratios to average members’ capital and total return for the six month periods ended June 30, 2012 and 2011 for the Systematic Strategies Portfolio:

	Systematic Strategies Portfolio
	Class 0		Class 2
	2012	2011	2012	2011

Total return before Incentive Allocation	(3.83)%	(7.11)%	(4.79)%	(8.04
Incentive Allocation	0.00	(0.01)	0.00	(0.01)%
Total return after Incentive Allocation	(3.83)%	(7.12)%	(4.79)%	(8.05)%

Net investment loss before Incentive Allocation	(2.26)%	(2.23)%	(3.28)%	(3.24)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Net investment loss after Incentive Allocation	(2.26)%	(2.24)%	(3.28)%	(3.25)%

Total expenses before Incentive Allocation	2.53%	2.58%	3.54%	3.63%
Incentive Allocation	0.00	0.01	0.00	0.01
Total expenses after Incentive Allocation	2.53%*	2.59%*	3.54%*	3.64%*

*- The percentages above represent total gross expenses before commission reimbursements, which represent 0.19% of average members’ capital for 2012 and 0.32% of average members’ capital for 2011.

Index

Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights (continued)

Total return is calculated for Class 0 and Class 2 Units taken as a whole and has not been annualized. Total return is calculated as the change in total members’ capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from the GAIT Funds. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital for Class 0 and Class 2 Units of the Fund for the three and six month periods ended June 30, 2012 and 2011.

7.  Subsequent Events

The Fund had subscriptions of approximately $2.2 million and redemptions of approximately $6.4 million through August 14, 2012, the date through which subsequent events were evaluated by management.  These amounts have not been included in the financial statements.

Index

Administrator
SEI Global Services Inc. 1 Freedom Valley Drive Oaks, PA 19456 U.S.A

Managing Member
Graham Capital Management, L.P. 40 Highland Avenue Rowayton, CT 06853 U.S.A.

Legal and Tax Advisors
Proskauer Rose LLP 1585 Broadway New York, NY 10036 U.S.A.

Registered Address
Corporation Service Company 2711 Centerville Road Suite 400 Wilmington, DE 19808 U.S.A.

Independent Registered Public Accounting Firm
Ernst & Young LLP 300 First Stamford Place Stamford, CT 06902 U.S.A.

Index

Graham Alternative Investment Trading LLC

Statements of Financial Condition

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
Assets
Investments in Master Funds, at fair value	$59,209,571	$87,903,988
Investment in Graham Cash Assets LLC, at fair value	309,923,658	344,807,748
Accrued commission reimbursements	295,680	331,720
Receivable from Master Funds	3,673	18,287
Total assets	$369,432,582	$433,061,743

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$12,243,576	$13,947,652
Accrued brokerage fees	697,979	852,551
Accrued advisory fees	604,235	734,211
Accrued sponsor fees	302,118	367,106
Payable to Master Funds	35,658	2,155
Total liabilities	13,883,566	15,903,675

Members’ capital:
Class 0 Units (2,525,453.651 and 2,827,795.124 units issued and outstanding at $118.77 and $123.17 per unit, respectively)	299,943,255	348,287,779
Class 2 Units (581,058.599 and 688,937.679 units issued and outstanding at $94.30 and $98.77 per unit, respectively)	54,792,903	68,048,075
Class M Units (4,671.470 and 4,671.470 units issued and outstanding at $174.00 and $176.01 per unit, respectively)	812,858	822,214
Total members’ capital	355,549,016	417,158,068
Total liabilities and members’ capital	$369,432,582	$433,061,743

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	June 30, 2012 (Unaudited)		December 31, 2011 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$19,913,985	5.60%	$19,823,897	4.75%
Graham Energy Focus LLC	-	0.00%	4,391,910	1.05%
Graham Fed Policy Ltd.	-	0.00%	5,956,632	1.43%
Graham Global Monetary Policy LLC	10,043,320	2.82%	10,693,175	2.56%
Graham K4D Trading Ltd.	29,252,266	8.23%	45,101,309	10.82%
Graham Macro Directional LLC	-	0.00%	1,937,065	0.46%
Total investments in Master Funds	$59,209,571	16.65%	$87,903,988	21.07%

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Statements of Operations and Managing Member Allocation

	Three Months Ended June 30,		Six Months Ended June 30,
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
Net loss allocated from investments in Master Funds:
Net realized (loss) gain on investments	$(11,717,406)	$(4,583,377)	$8,896,891	$(1,164,783)
Net decrease in unrealized appreciation on investments	(6,613,866)	(7,541,929)	(12,211,680)	(11,306,518)
Brokerage commissions and fees	(899,863)	(1,296,235)	(1,991,193)	(2,546,312)
Net loss allocated from investments in Master Funds	(19,231,135)	(13,421,541)	(5,305,982)	(15,017,613)

Net investment loss allocated from investments in Master Funds	(1,717)	(39,216)	(37,665)	(56,587)

Investment income:
Interest income	195,327	498,565	412,959	1,013,711
Total investment income	195,327	498,565	412,959	1,013,711

Expenses:
Brokerage fees	2,247,916	2,954,528	4,671,226	5,755,634
Advisory fees	1,944,187	2,561,166	4,034,132	4,982,119
Sponsor fees	972,094	1,280,583	2,017,066	2,491,059
Interest and other	4,245	13,947	7,565	18,504
Commission reimbursements	(899,863)	(1,296,235)	(1,991,192)	(2,546,312)
Total expenses	4,268,579	5,513,989	8,738,797	10,701,004
Net investment loss of the Fund	(4,073,252)	(5,015,424)	(8,325,838)	(9,687,293)

Net loss	(23,306,104)	(18,476,181)	(13,669,485)	(24,761,493)

Incentive allocation	-	(41,791)	-	(51,877)

Net loss available for pro-rata allocation to all members	$(23,306,104)	$(18,517,972)	$(13,669,485)	$(24,813,370)

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Statements of Changes in Members’ Capital

For the six months ended June 30, 2012 (unaudited) and 2011 (unaudited)

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2010	2,685,172.128	$373,121,130	639,582.657	$72,710,381	4,671.470	$882,328	$446,713,839
Subscriptions	615,242.795	85,834,953	128,144.215	14,467,508	–	–	100,302,461
Redemptions	(109,681.668)	(15,236,183)	(57,910.324)	(6,485,638)	–	(51,877)	(21,773,698)
Incentive allocation	–	(44,314)	–	(7,563)	–	51,877	–
Net loss	–	(20,349,710)	–	(4,393,048)	–	(18,735)	(24,761,493)
Members’ capital, June 30, 2011	3,190,733.255	$423,325,876	709,816.548	$76,291,640	4,671.470	$863,593	$500,481,109

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2011	2,827,795.124	$348,287,779	688,937.679	$68,048,075	4,671.470	$822,214	$417,158,068
Subscriptions	73,385.932	9,124,683	27,719.628	2,756,894	–	–	11,881,577
Redemptions	(375,727.405)	(46,428,648)	(135,598.708)	(13,392,496)	–	–	(59,821,144)
Incentive allocation	–	–	–	–	–	–	–
Net loss	–	(11,040,559)	–	(2,619,570)	–	(9,356)	(13,669,485)
Members’ capital, June 30, 2012	2,525,453.651	$299,943,255	581,058.599	$54,792,903	4,671.470	$812,858	$355,549,016

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Statements of Cash Flows

	Six Months Ended June 30,
	2012 (Unaudited)	2011 (Unaudited)
Cash flows provided by (used in) operating activities
Net loss	$(13,669,485)	$(24,761,493)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss allocated from investment in Master Funds	5,343,647	15,074,200
Net income allocated from investment in Graham Cash Assets LLC	(412,959)	(1,013,711)
Proceeds from sale of investments in Master Funds	374,752,376	408,360,589
Proceeds from sale of investments in Graham Cash Assets LLC	326,976,254	346,064,942
Investments in Master Funds	(351,353,489)	(455,040,070)
Investments in Graham Cash Assets LLC	(291,679,205)	(364,551,126)
Changes in assets and liabilities:
Accrued commission reimbursements	36,040	(254,733)
Accrued brokerage fees	(154,572)	60,999
Accrued advisory fees	(129,976)	59,601
Accrued sponsor fees	(64,988)	29,800
Net cash provided by (used in) operating activities	49,643,643	(75,971,002)

Cash flows (used in) provided by financing activities
Subscriptions	11,881,577	100,302,461
Redemptions	(61,525,220)	(24,331,459)
Net cash (used in) provided by financing activities	(49,643,643)	75,971,002

Net change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental non cash operating activities

Purchases and proceeds related to investments in Master Funds consolidated into Master Funds not included above: $1,362,929 for 2012 and $0 for 2011 (See Note 2)

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

June 30, 2012

1. Organization and Business

Graham Alternative Investment Trading LLC (“GAIT”) was formed on May 18, 2006, commenced operations on August 1, 2006 and is organized as a Delaware Limited Liability Company. Graham Capital Management, L.P. (the “Managing Member” or “Manager”) is the Managing Member and the sole investment advisor. The Managing Member is registered as a Commodity Pool Operator and Commodity Trading Advisor with the Commodity Futures Trading Commission and is a member of the National Futures Association. The Managing Member is also registered as a Registered Investment Advisor with the Securities and Exchange Commission.

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

In addition to trading in the Interbank market for foreign exchange, the Manager currently executes orders on all the major U.S. futures exchanges and may also trade on, but is not limited to, the Bolsa de Mercadorias and Futuros (“BMF”), Borsa Italiana Idem (“IML”), the Eurex Exchange (“Eurex”), the Hong Kong Exchanges and Clearing Ltd. (“HKEX”), the Intercontinental Exchange (“ICE”), the London Metal Exchange (“LME”), the Montreal Exchange (“ME”), the Mercado de Futuros Financieros (“MEFF”), the NYSE Euronext (“Euronext”), the Osaka Securities Exchange (“OSE”), the Singapore Exchange (“SGX”), the South African Exchange (“SAFEX”), the Sydney Futures Exchange Ltd. (“SFE”), the Tokyo Commodity Exchange (“TOCOM”), the Tokyo Financial Exchange (“TFX”), and the Tokyo Stock Exchange (“TSE”).

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

During the period ended June 30, 2012 certain Master Funds in which GAIT invested consolidated their assets under Graham Commodity Strategies LLC and then ceased operations.  The dates of the consolidation were as follows:

Master Fund	Consolidation Date
Graham Fed Policy Ltd.	May 29, 2012
Graham Energy Fundamental LLC	May 29, 2012
Graham Macro Directional LLC	May 30, 2012
Graham Macro Technical Ltd.	May 30, 2012
Graham Macro Data Driven LLC	May 31, 2012

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Fair Value (continued)

GAIT reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  In accordance with this hierarchy, GAIT’s investments in Master Funds and Graham Cash Assets LLC (“GCA”) have been classified as Level 2.  These investments are discussed in Notes 3 and 4.  The Master Funds record all of their derivative financial instruments at fair value, which is derived in accordance with U.S. GAAP.  There were no Level 3 assets or liabilities held at any point during the six months ended June 30, 2012 or the twelve months ended December 31, 2011 by GAIT, the Master Funds, or GCA, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

3. Investments in Master Funds

As of June 30, 2012 and December 31, 2011, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members’ capital are individually identified, while smaller investments are aggregated under the caption “Other Master Funds.”  The number of Master Funds included for the period in each aggregated category is disclosed parenthetically next to each name.  All of the Master Funds and GAIT are related parties.   The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

June 30, 2012
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Loss (three months then ended)	Net Loss (six months then ended)

Graham K4D Trading Ltd. – (a)	8.23%	$29,252,266	$(8,679,106)	$(3,087,208)
Graham Commodity Strategies LLC – (e)	5.60%	19,913,985	(17,090,957)	(7,188,480)
Other Master Funds (5) – (b) (c) (d)	2.82%	10,043,320	6,537,211	4,932,041
	16.65%	$59,209,571	$(19,232,852)	$(5,343,647)

December 31, 2011
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Loss (three months ended June 30, 2011)	Net Loss (six months ended June 30, 2011)

Graham K4D Trading Ltd. – (a)	10.82%	$45,101,309	$(10,254,289)	$(16,745,050)
Other Master Funds (7) – (b) (c) (d) (e)	10.25%	42,802,679	(3,206,468)	1,670,850
	21.07%	$87,903,988	$(13,460,757)	$(15,074,200)

(a) – Systematic Macro	(b) – Fixed Income	(c) – Global Macro	(d) – Energy Related	(e) – Commodities

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of June 30, 2012:

	Graham Commodity Strategies LLC (Delaware)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$348,876,406	$93,235,656	$204,005,139
Options, at fair value	3,791,896	-	-
Derivative financial instruments, at fair value	209,088	4,430,607	11,942,533
CME Membership, at fair value	2,145,660	-	961,750
Subscriptions receivable	-	120	1,427
Total assets	355,023,050	97,666,383	216,910,849

Liabilities:
Derivative financial instruments, at fair value	82,801,827	-	-
Due to brokers	106,570,950	-	13,248,917
Redemptions payable	142	-	-
Total liabilities	189,372,919	-	13,248,917
Net assets	$165,650,131	$97,666,383	$203,661,932

Percentage of Master Fund held by GAIT	12.02%	10.28%	14.36%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2012.

Description	Principal Amount / Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC
Long contracts
Bonds
United States
Treasury bill 09/06/12	$75,000,000	$74,991,406	45.27%
Total United States		74,991,406	45.27%
Total bonds *		74,991,406	45.27%

Futures
Foreign bond		37,216	0.02%
Interest rate		(374,809)	(0.23)%
Brent Crude August 2012	5,023	11,655,370	7.04%
Brent Crude December 2013	30	100,910	0.06%
Brent Crude September 2012 - December 2012	7,358	15,794,860	9.53%
Copper September 2012	3,218	16,370,525	9.88%
Gasoline RBOB December 2012	750	(11,900,700)	(7.18)%
Gasoline RBOB August 2012 - October 2012	2,980	12,819,962	7.74%
Heating Oil August 2012-December 2012	3,117	13,905,247	8.39%
Heating Oil October 2012	1,991	9,086,326	5.48%
Natural Gas August 2012	6,968	10,215,050	6.17%
Natural Gas October 2012	7,742	15,704,930	9.48%
Natural Gas November 2012 - January 2015	13,374	16,799,290	10.14%
Soybean January 2013	4,140	18,398,663	11.11%
Soybean March 2013	2,703	9,369,213	5.66%
Soybean November 2012 - November 2013	3,642	4,655,425	2.81%
Wheat September 2012	4,257	10,511,875	6.35%
Wheat December 2012 - December 2013	7,950	9,388,963	5.67%
WTI Crude August 2012	11,541	24,497,500	14.79%
WTI Crude September 2012	3,618	20,747,980	12.52%
WTI Crude November 2013	2,000	(22,148,000)	(13.37)%
WTI Crude December 2013	1,427	6,477,230	3.91%
WTI Crude December 2013	50	(11,000)	(0.01)%
WTI Crude January 2014	2,000	(21,126,000)	(12.75)%
WTI Crude June 2014	4,000	(31,941,970)	(19.28)%
Other commodity		25,635,868	15.48%
Total futures		164,669,924	99.41%

*- This position is posted as collateral for margin and is included in Due from broker on the Statement of Financial Condition

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2012.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC (continued)
Long contracts (continued)
Swaps
Natural Gas futures October 2012		$1,801,800	1.09%
Other Natural Gas futures November 2012		15,975	0.01%
Other commodity futures		123,699	0.07%
Total swaps		1,941,474	1.17%

Forwards
Foreign currency		16,234,716	9.80%
Total forwards		16,234,716	9.80%

Options
Foreign currency		7,062,304	4.26%
Interest rate futures		782,066	0.47%
Crude oil futures August 2012 Call $90.00 – $95.00	364	96,960	0.06%
Natural Gas futures August 2012 Call $2.55 – $2.75	700	2,137,700	1.29%
Natural Gas futures August 2012 Put $2.00	300	9,300	0.01%
Natural Gas futures January 2013 – January 2015 Call $4.00 – $5.00	600	1,350,300	0.82%
Natural Gas futures October 2012 Call $0.40 – $0.70	1,400	1,773,000	1.07%
Total options		13,211,630	7.98%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2012.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC (continued)
Short contracts
Futures
Brent Crude December 2013	(4,141)	$11,581,290	6.99%
Brent Crude August 2012 - December 2015	(11,658)	(25,697,160)	(15.51)%
Gas Oil July 2012 - September 2012	(5,927)	(10,040,250)	(6.06)%
Gasoline RBOB August 2012 - October 2012	(2,601)	(11,838,414)	(7.15)%
Heating Oil August 2012	(2,346)	(14,979,758)	(9.03)%
Heating Oil September 2012 - October 2012	(1,743)	(7,431,942)	(4.49)%
LME Copper 09/19/2012	(1,744)	(9,323,338)	(5.63)%
Natural Gas September 2012	(14,425)	(34,581,240)	(20.88)%
Natural Gas January 2013	(565)	127,750	0.08%
Natural Gas August 2012 - December 2013	(12,442)	(13,493,340)	(8.15)%
Soybean November 2012	(8,493)	(29,630,650)	(17.89)%
Soybean January 2013	(166)	(163,625)	(0.10)%
Wheat September 2012	(4,434)	(12,643,225)	(7.63)%
Wheat December 2012 – July 2013	(7,299)	(12,678,000)	(7.65)%
WTI Crude August 2012	(3,545)	(17,697,230)	(10.68)%
WTI Crude October 2012	(9,855)	(22,191,900)	(13.40)%
WTI Crude September 2012 - December 2014	(2,897)	(10,319,210)	(6.23)%
WTI Crude December 2012 - December 2015	(6,871)	5,992,380	3.62%
Other commodity		(27,854,680)	(16.82)%
U.S. index		(518,750)	(0.31)%
U.S. bond		19,219	0.01%
Foreign bond		(31,013)	(0.02)%
Total futures		(243,393,086)	(146.93)%

Swaps
Natural Gas futures August 2012	(3,276)	(2,325,960)	(1.40)%
Natural Gas futures September 2012	(2,200)	(1,369,500)	(0.83)%
Other commodity futures		(2,299,258)	(1.39)%
Total swaps		(5,994,718)	(3.62)%

Forwards
Foreign currency		(16,051,049)	(9.69)%
Total forwards		(16,051,049)	(9.69)%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2012.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC (continued)
Short contracts (continued)
Options
Foreign currency		$(4,999,207)	(3.02)%
Interest rate futures		(526,427)	(0.32)%
Natural Gas futures August 2012 Call $2.80 – $3.00	(950)	(1,614,500)	(0.97)%
Natural Gas futures August 2012 Put $1.75	(600)	(6,000)	(0.00)%
Natural Gas futures January 2013 – January 2015 Call $4.50 – $5.50	(600)	(755,600)	(0.46)%
Natural Gas futures October 2012 Call $0.50	(2,200)	(1,518,000)	(0.92)%
Total options		(9,419,734)	(5.69)%

Total		$(3,809,437)	(2.30)%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2012.

Description	Number of Contracts / Notional Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham Global Monetary Policy LLC
Long contracts
Futures
Foreign bond		$(730,264)	(0.75)%
Commodity		3,715,845	3.81%
U.S. index		(129,062)	(0.13)%
Foreign index		2,748,578	2.81%
Total futures		5,605,097	5.74%

Forwards
Chinese Yuan/ U.S. dollar August 2012 – May 2013	CNY 2,850,967,500	(2,670,825)	(2.73)%
Other foreign currency		11,237,040	11.50%
Total forwards		8,566,215	8.77%

Short contracts
Futures
U.S. bond		1,273,781	1.30%
Foreign bond		1,760,203	1.80%
Commodity		(5,065,929)	(5.18)%
Foreign index		(745,934)	(0.76)%
Total futures		(2,777,879)	(2.84)%

Forwards
Chinese Yuan/ U.S. dollar July 2012 – June 2013	CNY (2,977,062,500)	(2,780,079)	(2.85)%
Other foreign currency		(4,182,747)	(4.28)%
Total forwards		(6,962,826)	(7.13)%

Total		$4,430,607	4.54%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedule displays the condensed schedule of investments for the Master Funds as of June 30, 2012.

Description	Principal Amount / Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Long contracts
Bonds
United States
Treasury bill 08/23/12	$175,000,000	174,989,257	85.92%
Total United States		174,989,257	85.92%
Total bonds *		174,989,257	85.92%

Futures
U.S. bond		$2,469,145	1.21%
Foreign bond		(4,702,813)	(2.31)%
DJIA Mini E-CBOT September 2012	3,413	11,681,108	5.74%
Other U.S. index		15,925,984	7.82%
Foreign index		7,251,772	3.56%
Soybean November 2012	1,048	7,386,303	3.63%
Other commodity		465,651	0.23%
Interest rate		5,057,356	2.48%
Currency		(549,247)	(0.27)%
Total futures		44,985,259	22.09%

Swaps
Soybean future November 2012	480	3,614,500	1.77%
Commodity futures		4,677,704	2.30%
Total swaps		8,292,204	4.07%

Forwards
Foreign currency		8,494,428	4.17%
Total forwards		8,494,428	4.17%

*- This position is posted as collateral for margin and is included in Due from broker on the Statement of Financial Condition

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedule displays the condensed schedule of investments for the Master Funds as of June 30, 2012.

Description	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Short contracts
Futures
U.S. index	(89,100)	(0.04)%
Foreign index	(14,759,905)	(7.25)%
Commodity	(24,380,774)	(11.97)%
Interest rate	(732,501)	(0.36)%
Currency	(727,519)	(0.36)%
Total futures	(40,689,799)	(19.98)%

Swaps
Commodity futures	(1,395,907)	(0.69)%
Total swaps	(1,395,907)	(0.69)%

Forwards
Foreign currency	(7,743,652)	(3.80)%
Total forwards	(7,743,652)	(3.80)%

Total	$186,931,790	91.78%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of June 30, 2012:

	Graham Commodity Strategies LLC	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.
Assets
Level 1:
U.S. bond futures	$19,219	$1,273,781	$2,730,242
Foreign bond futures	37,216	1,760,203	4,929,731
U.S. index futures	-	-	27,607,092
Foreign index futures	-	2,748,578	7,251,772
Commodity futures	211,087,324	3,755,004	14,780,860
Commodity futures options	5,367,260	-	-
Commodity futures swaps	1,941,474	-	8,512,029
Interest rate futures	-	-	6,112,854
Interest rate futures options	782,066	-	-
Currency futures	-	-	878,845
Common stock	2,145,660	-	961,750
Total Level 1	221,380,219	9,537,566	73,765,175

Level 2:
Foreign currency forwards	4,013,115	7,123,698	6,433,543
Foreign currency options	7,062,304	-	-
Total Level 2	11,075,419	7,123,698	6,433,543
Total assets	$232,455,638	$16,661,264	$80,198,718

Liabilities
Level 1:
U.S. bond futures	$-	$-	$(261,097)
Foreign bond futures	(31,013)	(730,264)	(9,632,544)
Foreign index futures	-	(745,934)	(14,759,905)
U.S. index futures	(518,750)	(129,062)	(89,100)
Commodity futures	(288,942,349)	(5,105,088)	(31,309,680)
Commodity futures options	(3,894,100)	-	-
Commodity futures swaps	(5,994,718)	-	(1,615,732)
Interest rate futures	(374,809)	-	(1,787,999)
Interest rate futures options	(526,427)	-	-
Currency futures	-	-	(2,155,611)
Total Level 1	(300,282,166)	(6,710,348)	(61,611,668)

Level 2:
Foreign currency forwards	(3,829,448)	(5,520,309)	(5,682,767)
Foreign currency options	(4,999,207)	-	-
Total Level 2	(8,828,655)	(5,520,309)	(5,682,767)
Total liabilities	$(309,110,821)	$(12,230,657)	$(67,294,435)

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at June 30, 2012 categorized by primary underlying risk and is representative of the derivative positions held by the Master Funds throughout the period.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting.  Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers on the respective Master Fund’s statement of financial condition.

	Graham Commodity Strategies LLC						Graham Global Monetary Policy LLC
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$8,154,118,199	133,291	$(7,830,529,564)	(130,182)	$211,087,324	$(288,942,349)	$148,082,990	1,925	$(122,311,563)	(1,575)	$3,755,004	$(5,105,088)
Options	91,880,000	3,364	(76,500,000)	(4,350)	5,367,260	(3,894,100)	-	-	-	-	-	-
Swaps	29,168,535	3,414	(101,151,340)	(6,772)	1,941,474	(5,994,718)	-	-	-	-	-	-
	8,275,166,734	140,069	(8,008,180,904)	(141,304)	218,396,058	(298,831,167)	148,082,990	1,925	(122,311,563)	(1,575)	3,755,004	(5,105,088)

Equity price
Futures	-	-	(172,953,750)	(2,550)	-	(518,750)	84,302,720	2,685	(30,434,990)	(150)	2,748,578	(874,996)
	-	-	(172,953,750)	(2,550)	-	(518,750)	84,302,720	2,685	(30,434,990)	(150)	2,748,578	(874,996)

Foreign currency exchange rate
Futures	-	-	-	-	-	-	-	-	-	-	-	-
Forwards	3,975,908,190	N/A	(3,975,724,523)	N/A	4,013,115	(3,829,448)	1,255,383,104	N/A	(1,253,779,715)	N/A	7,123,698	(5,520,309)
Options	873,478,261	8	(4,999,207)	(6)	7,062,304	(4,999,207)	-	-	-	-	-	-
	4,849,386,451	8	(3,980,723,730)	(6)	11,075,419	(8,828,655)	1,255,383,104	-	(1,253,779,715)	-	7,123,698	(5,520,309)

Interest rate
Futures	1,015,807,499	2,466	(51,676,653)	(320)	56,435	(405,822)	107,963,639	578	(492,748,998)	(2,899)	3,033,984	(730,264)
Options	759,593,100	4,500	(875,454,545)	(4,500)	782,066	(526,427)	-	-	-	-	-	-
	1,775,400,599	6,966	(927,131,198)	(4,820)	838,501	(932,249)	107,963,639	578	(492,748,998)	(2,899)	3,033,984	(730,264)
Total	$14,899,953,784	147,043	$(13,088,989,582)	(148,680)	$230,309,978	$(309,110,821)	$1,595,732,453	5,188	$(1,899,275,266)	(4,624)	$16,661,264	$(12,230,657)

Collateral balances supporting all derivative positions						$242,305,456						$93,235,656

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at June 30, 2012 categorized by primary underlying risk and is representative of the derivative positions held by the Master Funds throughout the period.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting.  Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers on the respective Master Fund’s statement of financial condition.

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$148,925,588	2,784	$(979,606,115)	(15,955)	$14,780,860	$(31,309,680)
Swaps	148,755,895	3,367	(30,337,429)	(933)	8,512,029	(1,615,732)
	297,681,483	6,151	(1,009,943,544)	(16,888)	23,292,889	(32,925,412)

Equity price
Futures	917,302,974	13,847	(301,476,326)	(5,561)	34,858,864	(14,849,005)
	917,302,974	13,847	(301,476,326)	(5,561)	34,858,864	(14,849,005)

Foreign currency exchange rate
Futures	197,077,496	2,184	(87,143,200)	(552)	878,845	(2,155,611)
Forwards	1,113,484,652	N/A	(1,112,733,876)	N/A	6,433,543	(5,682,767)
	1,310,562,148	2,184	(1,199,877,076)	(552)	7,312,388	(7,838,378)

Interest rate
Futures	14,683,475,731	68,594	(554,703,608)	(2,247)	13,772,827	(11,681,640)
	14,683,475,731	68,594	(554,703,608)	(2,247)	13,772,827	(11,681,640)
Total	$17,209,022,336	90,776	$(3,066,000,554)	(25,248)	$79,236,968	$(67,294,435)

Collateral balances supporting all derivative positions						$190,756,222

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three and six month periods ended June 30, 2012:

	Graham Commodity Strategies LLC (Delaware)	Graham Energy Focus LLC* (Delaware)	Graham Energy Fundamental LLC ** (Delaware)	Graham Fed Policy Ltd. ** (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC *** (Delaware)	Graham Macro Technical Ltd. *** (BVI)

	Three Months Ended June 30, 2012
Net investment income (loss)	$141,257	$-	$(102)	$(955)	$(53,944)	$(81,652)	$(384)	$(2,617)

Net realized gain (loss) on investments	(53,368,849)	-	(1,319,470)	2,792,683	(108,911)	(63,086,913)	35,857,102	1,514,586
Net increase (decrease) in unrealized appreciation on investments	(81,466,476)	-	1,360,981	4,517,624	265,899	3,468,728	13,948,047	(59,512)
Brokerage commissions and fees	(4,378,955)	-	(380,310)	(102,156)	(812,350)	(1,231,604)	(243,026)	(70,739)
Net gain (loss) on investments	(139,214,280)	-	(338,799)	7,208,151	(655,362)	(60,849,789)	49,562,123	1,384,335
Net income (loss)	$(139,073,023)	$-	$(338,901)	$7,207,196	$(709,306)	$(60,931,441)	$49,561,739	$1,381,718

	Six Months Ended June 30, 2012
Net investment income (loss)	$189,908	$6,738	$(154)	$(1,576)	$(237,179)	$(244,968)	$(1,941)	$(2,653)

Net realized gain (loss) on investments	43,838,948	(3,769,417)	699,173	5,613,230	8,634,643	(4,965,265)	25,666,911	1,923,109
Net increase (decrease) in unrealized appreciation on investments	(98,165,763)	5,355,406	763,033	(6,791,394)	(1,784,298)	(15,786,370)	14,493,872	(56,547)
Brokerage commissions and fees	(9,010,283)	(205,978)	(520,725)	(252,116)	(1,562,789)	(2,955,687)	(411,391)	(117,463)
Net gain (loss) on investments	(63,337,098)	1,380,011	941,481	(1,430,280)	5,287,556	(23,707,322)	39,749,392	1,749,099
Net income (loss)	$(63,147,190)	$1,386,749	$941,327	$(1,431,856)	$5,050,377	$(23,952,290)	$39,747,451	$1,746,446

* For the period from January 1, 2012 to February 29, 2012 (date of dissolution) ** For the period from January 1, 2012 to May 29, 2012 (date of dissolution)

*** For the period from January 1, 2012 to May 30, 2012 (date of dissolution)

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three month period ended June 30, 2012:

	Graham Commodity Strategies LLC	Graham Energy Focus LLC	Graham Energy Fundamental LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC	Graham Macro Technical Ltd.
Commodity price
Futures	$(97,519,084)	$-	$9,291	$-	$(1,051,541)	$(41,925,318)	$(224,874)	$109,160
Options	530,140	-	26,720	-	-	-	-	21,500
Swaps	(1,877,942)	-	5,500	-	-	(6,177,617)	-	-
	(98,866,886)	-	41,511	-	(1,051,541)	(48,102,935)	(224,874)	130,660
Equity price
Futures	2,966,943	-	-	19,063	5,343,937	(114,428,652)	5,153,677	532,447
CME Membership	(190,020)	-	-	-	-	(64,350)	-	-
Options	(90,000)	-	-	-	-	-	-	(100,625)
	2,686,923	-	-	19,063	5,343,937	(114,493,002)	5,153,677	431,822
Foreign currency exchange rate
Futures	-	-	-	-	-	(5,370,383)	-	-
Forwards	(39,262,774)	-	-	-	(13,115,314)	(23,611,302)	36,511,841	918,648
Options	(1,904,731)	-	-	-	(5,119,032)	-	1,335,000	335,283
	(41,167,505)	-	-	-	(18,234,346)	(28,981,685)	37,846,841	1,253,931
Interest rate
Futures	129,398	-	-	6,925,759	14,223,938	131,920,076	7,295,130	(181,597)
Options	2,379,314	-	-	365,485	(125,000)	-	(265,625)	(179,742)
Treasury bills	3,431	-	-	-	-	39,361	-	-
	2,512,143	-	-	7,291,244	14,098,938	131,959,437	7,029,505	(361,339)
Total	$(134,835,325)	$-	$41,511	$7,310,307	$156,988	$(59,618,185)	$49,805,149	$1,455,074

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the six month period ended June 30, 2012:

	Graham Commodity Strategies LLC	Graham Energy Focus LLC	Graham Energy Fundamental LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC	Graham Macro Technical Ltd.
Commodity price
Futures	$(12,951,098)	$12,682,853	$1,464,936	$-	$1,342,122	$(18,381,457)	$(865,110)	$174,280
Options	530,140	789,330	(26,230)	-	-	-	-	3,050
Swaps	2,260,367	(11,744,944)	23,500	-	-	(4,821,816)	-	-
	(10,160,591)	1,727,239	1,462,206	-	1,342,122	(23,203,273)	(865,110)	177,330
Equity price
Futures	(7,284,512)	(141,250)	-	17,313	4,346,549	4,341,089	1,981,489	754,753
CME Membership	(152,260)	-	-	-	-	(82,350)	-	-
Options	(90,000)	-	-	-	-	-	-	(248,800)
	(7,526,772)	(141,250)	-	17,313	4,346,549	4,258,739	1,981,489	505,953
Foreign currency exchange rate
Futures	2,985,380	-	-	-	-	(14,670,367)	-	(25)
Forwards	(39,829,652)	-	-	-	(10,596,185)	(48,907,752)	33,756,168	1,033,665
Options	(1,904,731)	-	-	-	(5,006,589)	-	1,335,000	375,203
	(38,749,003)	-	-	-	(15,602,774)	(63,578,119)	35,091,168	1,408,843
Interest rate
Futures	(279,874)	-	-	(4,431,351)	16,889,448	61,714,824	4,218,861	(144,332)
Options	2,379,314	-	-	3,235,874	-	-	(265,625)	(81,232)
Treasury bills	10,111	-	-	-	(125,000)	56,194	-	-
	2,109,551	-	-	(1,195,477)	16,764,448	61,771,018	3,953,236	(225,564)
Total	$(54,326,815)	$1,585,989	$1,462,206	$(1,178,164)	$6,850,345	$(20,751,635)	$40,160,783	$1,866,562

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at December 31, 2011 categorized by primary underlying risk and is representative of the derivative positions held by the Master Funds throughout the year.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting.  Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers on the respective Master Fund’s statement of financial condition.

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at December 31, 2011 categorized by primary underlying risk and is representative of the derivative positions held by the Master Funds throughout the year.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting.  Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers on the respective Master Fund’s statement of financial condition.

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at December 31, 2011 categorized by primary underlying risk and is representative of the derivative positions held by the Master Funds throughout the year.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting.  Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers on the respective Master Fund’s statement of financial condition.

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in GCA, an entity for which the Manager is also the sole investment advisor. GCA commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which range in maturity from one to twenty-four months. GCA also maintains cash and cash equivalents on deposit with major U.S. institutions. GCA values all fixed income securities at amortized cost which approximates fair value.  GAIT’s investment in GCA is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of GCA’s reported net asset value. GAIT records its proportionate share of GCA’s investment income and expenses on a monthly basis. For the three months ended June 30, 2012, the total amount recognized by GAIT with respect to its investment in GCA was $195,327.  For the six months ended June 30, 2012, the total amount recognized by GAIT with respect to its investment in GCA was $412,959.  For the three months ended June 30, 2011, the total amount recognized by GAIT with respect to its investment in GCA was $498,565.  For the six months ended June 30, 2011, the total amount recognized by GAIT with respect to its investment in GCA was $1,013,711.  These amounts are included in interest income in the statements of operations and managing member allocation.  At June 30, 2012 and December 31, 2011, GAIT owned approximately 7.02% and 11.59%, respectively, of GCA.  The following table summarizes the financial position of GCA as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$1,112,162,285	$556,557,151
Investments in fixed income securities (cost $3,293,667,941 and $2,412,672,700 respectively)	3,293,667,941	2,412,672,700
Accrued interest income	6,324,878	4,670,722
Total assets	4,412,155,104	2,973,900,573

Liabilities:
Other liabilities	24,270	29,450
Total liabilities	24,270	29,450
Net assets	$4,412,130,834	$2,973,871,123

The following table summarizes the results of operations of GCA for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Investment income
Interest income	$2,489,709	$3,850,625	$4,851,561	$7,711,127
Total investment income	2,489,709	3,850,625	4,851,561	7,711,127

Expenses:
Bank fee expense	37,534	126,225	61,637	259,809
Total expenses	37,534	126,225	61,637	259,809
Net investment income	2,452,175	3,724,400	4,789,924	7,451,318
Net income	$2,452,175	$3,724,400	$4,789,924	$7,451,318

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of GCA as of June 30, 2012:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $3,293,667,941)
United States
FDIC Guaranteed Bonds (cost $429,904,994)
Citigroup Funding 1.88% - 2.25% due 07/12/12 – 12/10/12	$259,364,000	$260,505,140	5.90%
Other FDIC guaranteed bonds		169,399,854	3.84%
Total FDIC Guaranteed Bonds		429,904,994	9.74%

Government Bonds (cost $2,863,762,947)
U.S. Treasury 0.63% - 2.25% due 08/31/12 – 06/15/14		2,863,762,947	64.91%
Total Government Bonds		2,863,762,947	64.91%

Total Investments in Fixed Income Securities		$3,293,667,941	74.65%

The following represents the condensed schedule of investments of GCA as of December 31, 2011:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $2,412,672,700)
United States
FDIC Guaranteed Bonds (cost $623,918,691)
Citigroup Funding 1.88% – 2.25% due 04/30/12 –12/10/12	$374,364,000	$378,090,518	12.71%
Other FDIC guaranteed bonds		245,828,173	8.27%
Total FDIC Guaranteed Bonds		623,918,691	20.98%

Government Bonds (cost $1,788,754,009)
U.S. Treasury 0.13% – 1.38% due 01/31/12 – 11/15/13	1,785,000,000	1,788,754,009	60.15%
Total Government Bonds		1,788,754,009	60.15%

Total Investments in Fixed Income Securities		$2,412,672,700	81.13%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

GCA reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  The following table shows the fair value classification of each investment type held by GCA as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Assets
Level 2:
Fixed income securities
FDIC Guaranteed Bonds	$429,904,994	$623,918,691
Government Bonds	2,863,762,947	1,788,754,009
Total fixed income securities	3,293,667,941	2,412,672,700
Total Level 2	3,293,667,941	2,412,672,700
Total assets	$3,293,667,941	$2,412,672,700

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

8. Financial Highlights

The following is the per unit operating performance calculation for the three month periods ended June 30, 2012 and 2011:

	Class 0	Class 2
Per unit operating performance:
Net asset value per unit, March 31, 2011	$137.45	$111.91
Net loss:
Net investment loss	(1.55)	(1.87)
Net loss on investments	(3.23)	(2.56)
Net loss	(4.78)	(4.43)
Net asset value per unit, June 30, 2011	$132.67	$107.48

Net asset value per unit, March 31, 2012	$126.14	$100.65
Net loss:
Net investment loss	(1.21)	(1.47)
Net loss on investments	(6.16)	(4.88)
Net loss	(7.37)	(6.35)
Net asset value per unit, June 30, 2012	$118.77	$94.30

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three month periods ended June 30, 2012 and 2011:

	Class 0		Class 2
	2012	2011	2012	2011

Total return before Incentive Allocation	(5.84)%	(3.48)%	(6.31)%	(3.96)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(5.84)%	(3.48)%	(6.31)%	(3.96)%

Net investment loss before Incentive Allocation	(0.96)%	(1.13)%	(1.46)%	(1.67)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.96)%	(1.13)%	(1.46)%	(1.67)%

Total expenses before Incentive Allocation	1.26%	1.55%	1.78%	2.06%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	1.26%*	1.55%*	1.78%*	2.06%*

*The percentages above represent total gross expenses before commission reimbursements, which represent 0.23% of average members’ capital for 2012 and 0.13% of average members’ capital for 2011.

The following is the per unit operating performance calculation for the six month periods ended June 30, 2012 and 2011:

	Class 0	Class 2
Per unit operating performance:
Net asset value per unit, December 31, 2010	$138.96	$113.68
Net loss:
Net investment loss	(2.82)	(3.44)
Net loss on investments	(3.47)	(2.76)
Net loss	(6.29)	(6.20)
Net asset value per unit, June 30, 2011	$132.67	$107.48

Net asset value per unit, December 31, 2011	$123.17	$98.77
Net loss:
Net investment loss	(2.41)	(2.95)
Net loss on investments	(1.99)	(1.52)
Net loss	(4.40)	(4.47)
Net asset value per unit, June 30, 2012	$118.77	$94.30

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the six month periods ended June 30, 2012 and 2011:

	Class 0		Class 2
	2012	2011	2012	2011

Total return before Incentive Allocation	(3.57)%	(4.52)%	(4.53)%	(5.44)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Total return after Incentive Allocation	(3.57)%	(4.53)%	(4.53)%	(5.45)%

Net investment loss before Incentive Allocation	(1.96)%	(2.02)%	(2.99)%	(3.02)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Net investment loss after Incentive Allocation	(1.96)%	(2.03)%	(2.99)%	(3.03)%

Total expenses before Incentive Allocation	2.54%	2.55%	3.57%	3.57%
Incentive Allocation	0.00	0.01	0.00	0.01
Total expenses after Incentive Allocation	2.54%*	2.56%*	3.57%*	3.58%*

*- The percentages above represent total gross expenses before commission reimbursements, which represent 0.50% of average members’ capital for 2012 and 0.52% of average members’ capital for 2011.

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss allocated from Master Funds and GCA. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation.  Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the three and six month periods ended June 30, 2012 and 2011.

9.  Subsequent Events

GAIT had subscriptions of approximately $8.1 million and redemptions of approximately $7.2 million through August 14, 2012, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

Index

Manager
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
Corporation Service Company 2711 Centerville Road Suite 400 Wilmington, DE 19808
U.S.A.

Independent Registered Public Accounting Firm
Ernst & Young LLP 300 First Stamford Place Stamford, CT 06902 U.S.A.

Index

Graham Alternative Investment Trading II LLC

Statements of Financial Condition

Assets	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
Investment in Graham K4D Trading Ltd., at fair value	$8,163,283	$13,021,233
Investment in Graham Cash Assets LLC, at fair value	52,256,309	59,403,888
Accrued commission reimbursements	14,841	29,549
Receivable from Graham K4D Trading Ltd.	664	532
Total assets	$60,435,097	$72,455,202

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$1,479,067	$2,739,451
Accrued brokerage fees	145,977	183,148
Accrued advisory fees	99,000	122,997
Accrued sponsor fees	49,500	61,499
Total liabilities	1,773,544	3,107,095

Members’ capital:
Class 0 Units (393,182.293 and 434,825.751 units issued and outstanding at $78.23 and $81.35 per unit, respectively)	30,757,326	35,371,951
Class 2 Units (378,854.852 and 439,312.861 units issued and outstanding at $73.54 and $77.24 per unit, respectively)	27,859,357	33,930,645
Class M Units (500.000 and 500.000 units issued and outstanding at $89.74 and $91.02 per unit, respectively)	44,870	45,511
Total members’ capital	58,661,553	69,348,107
Total liabilities and members’ capital	$60,435,097	$72,455,202

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Operations and Managing Member Allocation

	Three Months Ended June 30,		Six Months Ended June 30,
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
Net loss allocated from investment in Graham K4D Trading Ltd.:
Net realized loss on investments	$(2,582,542)	$(696,018)	$(258,915)	$(2,452,096)
Net increase (decrease) in unrealized appreciation on investments	196,745	(2,444,950)	(453,171)	(2,142,861)
Brokerage commissions and fees	(50,384)	(134,536)	(124,143)	(265,392)
Net loss allocated from investment in Graham K4D Trading Ltd.	(2,436,181)	(3,275,504)	(836,229)	(4,860,349)

Net investment loss allocated from investment in Graham K4D Trading Ltd.	(3,358)	(7,641)	(10,261)	(10,898)

Investment income:
Interest income	32,916	88,652	70,152	173,480
Total investment income	32,916	88,652	70,152	173,480

Expenses:
Brokerage fees	466,976	634,470	976,028	1,204,772
Advisory fees	316,049	446,361	660,079	850,004
Sponsor fees	158,024	223,180	330,039	425,001
Interest and other	1,815	10,526	2,748	11,845
Commission reimbursements	(50,384)	(134,536)	(124,143)	(265,392)
Total expenses	892,480	1,180,001	1,844,751	2,226,230
Net investment loss of the Fund	(859,564)	(1,091,349)	(1,774,599)	(2,052,750)

Net loss	(3,299,103)	(4,374,494)	(2,621,089)	(6,923,997)

Incentive allocation	-	(6,623)	-	(8,810)

Net loss available for pro-rata allocation to all members	$(3,299,103)	$(4,381,117)	$(2,621,089)	$(6,932,807)

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Changes in Members’ Capital

For the six months ended June 30, 2012 (unaudited) and 2011 (unaudited)

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital
Members’ capital, December 31, 2010	397,859.944	$40,945,899	288,630.496	$28,783,191	500.000	$54,780	$69,783,870
Subscriptions	154,152.633	15,741,470	138,074.621	13,630,873	–	–	29,372,343
Redemptions	(32,542.338)	(3,240,853)	(26,485.078)	(2,575,629)	–	(8,810)	(5,825,292)
Incentive allocation	–	(4,821)	–	(3,989)	–	8,810	–
Net loss	–	(3,782,954)	–	(3,138,415)	–	(2,628)	(6,923,997)
Members’ capital, June 30, 2011	519,470.239	$49,658,741	400,220.039	$36,696,031	500.000	$52,152	$86,406,924

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital
Members’ capital, December 31, 2011	434,835.751	$35,371,951	439,312.861	$33,930,645	500.000	$45,511	$69,348,107
Subscriptions	10,624.433	873,034	2,468.619	191,000	–	–	1,064,034
Redemptions	(52,277.891)	(4,276,833)	(62,926.628)	(4,852,666)	–	–	(9,129,499)
Incentive allocation	–	–	–	–	–	–	–
Net loss	–	(1,210,826)	–	(1,409,622)	–	(641)	(2,621,089)
Members’ capital, June 30, 2012	393,182.293	$30,757,326	378,854.852	$27,859,357	500.000	$44,870	$58,661,553

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Cash Flows

	Six Months Ended June 30,
	2012 (Unaudited)	2011 (Unaudited)
Cash flows provided by (used in) operating activities
Net loss	$(2,621,089)	$(6,923,997)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss allocated from investment in Graham K4D Trading Ltd.	846,490	4,871,247
Net income allocated from investment in Graham Cash Assets LLC	(70,152)	(173,480)
Proceeds from sale of investments in Graham K4D Trading Ltd.	38,174,032	55,865,805
Proceeds from sale of investments in Graham Cash Assets LLC	46,077,166	69,988,773
Investments in Graham K4D Trading Ltd.	(34,162,704)	(63,097,946)
Investments in Graham Cash Assets LLC	(38,859,435)	(84,415,676)
Changes in assets and liabilities:
Accrued commission reimbursements	14,708	(21,127)
Accrued brokerage fees	(37,171)	35,546
Accrued advisory fees	(23,997)	24,000
Accrued sponsor fees	(11,999)	12,000
Net cash provided by (used in) operating activities	9,325,849	(23,834,855)

Cash flows (used in) provided by financing activities
Subscriptions	1,064,034	29,372,343
Redemptions	(10,389,883)	(5,537,488)
Net cash (used in) provided by financing activities	(9,325,849)	23,834,855

Net change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements

June 30, 2012

1. Organization and Business

Graham Alternative Investment Trading II LLC (“GAIT II”) was formed on July 16, 2008, commenced operations on January 4, 2009 and is organized as a Delaware Limited Liability Company. Graham Capital Management, L.P. (the “Managing Member” or “Manager”) is the managing member and the sole investment advisor. The Managing Member is registered as a Commodity Pool Operator and Commodity Trading Advisor with the Commodity Futures Trading Commission and is a member of the National Futures Association. The Managing Member is also registered as a Registered Investment Advisor with the Securities and Exchange Commission.

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

In addition to trading in the Interbank market for foreign exchange, the Manager currently executes orders on all the major U.S. futures exchanges and may also trade on, but is not limited to, the Bolsa de Mercadorias and Futuros (“BMF”), Borsa Italiana Idem (“IML”), the Eurex Exchange (“Eurex”), the Hong Kong Exchanges and Clearing Ltd. (“HKEX”), the Intercontinental Exchange (“ICE”), the London Metal Exchange (“LME”), the Montreal Exchange (“ME”), the Mercado de Futuros Financieros (“MEFF”), the NYSE Euronext (“Euronext”), the Osaka Securities Exchange (“OSE”), the Singapore Exchange (“SGX”), the South African Exchange (“SAFEX”), the Sydney Futures Exchange Ltd. (“SFE”), the Tokyo Commodity Exchange (“TOCOM”), the Tokyo Financial Exchange (“TFX”), and the Tokyo Stock Exchange (“TSE”).

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

GAIT II reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  In accordance with this hierarchy, GAIT II’s investments in K4D Trading and Graham Cash Assets LLC (“GCA”) have been classified as Level 2 valuations. The Master Fund records all its derivative financial instruments at fair value, which is derived in accordance with U.S. GAAP.  There were no Level 3 assets or liabilities held at any point during the six months ended June 30, 2012 or the twelve months ended December 31, 2011 by GAIT II, K4D Trading, or GCA, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

Swap Contracts

The Master Fund may enter into various swap contracts in an attempt to take advantage of changes in interest rates and asset values.  Swap contracts are not guaranteed by an exchange or an affiliated clearing house or regulated by any U.S. or foreign government authorities.  Failure of a counterparty to meet its obligation under the terms of the swap contract could result in the loss of any unrealized gains on open positions.  It may not be possible to dispose of or close out a swap position without the consent of the counterparty, and the Master Fund may not be able to enter into an offsetting contract in order to cover its risk. Swaps are subject to the International Swap and Derivative Association (“ISDA”) Master Agreements which generally require among other things, that a Master Fund maintain a predetermined level of net assets, and provide limits with respect to any decline in the Master Fund’s net asset value over 1-month, 3-month and 12-month periods. If a Master Fund were to violate such provisions, the counterparty to the swaps could demand liquidation of outstanding swap positions.

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

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd.

As of June 30, 2012 and December 31, 2011, GAIT II invested in K4D Trading, a master trading vehicle also managed by the Managing Manager. GAIT II’s investment in K4D Trading, as well as its investment objective, is summarized below.  K4D Trading and GAIT II are related parties.   K4D Trading does not charge any management or incentive fees, and offers monthly subscriptions and redemptions.

	June 30, 2012
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Loss (three months then ended)	Net Loss (six months then ended)

Systematic Macro
Graham K4D Trading Ltd.	13.92%	$8,163,283	$(2,439,539)	$(846,490)
	13.92%	$8,163,283	$(2,439,539)	$(846,480)

December 31, 2011
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Loss (three months ended June 30, 2011)	Net Loss (six months ended June 30, 2011)

Systematic Macro
Graham K4D Trading Ltd.	18.78%	$13,021,233	$(3,283,145)	$(4,871,247)
	18.78%	$13,021,233	$(3,283,145)	$(4,871,247)

The following table summarizes the financial position of K4D Trading as of June 30, 2012.

Assets:
Due from brokers	$204,005,139
Derivative financial instruments, at fair value	11,942,533
CME Membership, at fair value	961,750
Subscriptions receivable	1,427
Total assets	216,910,849

Liabilities:
Derivative financial instruments, at fair value	-
Due to brokers	13,248,917
Redemptions payable	-
Total liabilities	13,248,917
Net assets	$203,661,932

Percentage of K4D Trading held by GAIT II	4.01%

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following schedule displays the condensed schedule of investments for K4D Trading as of June 30, 2012.

Description	Principal Amount / Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Long contracts
Bonds
United States
Treasury bill 08/23/12	$175,000,000	$174,989,257	85.92%
Total United States		174,989,257	85.92%
Total bonds *		174,989,257	85.92%

Futures
U.S. bond		2,469,145	1.21%
Foreign bond		(4,702,813)	(2.31)%
DJIA Mini E-CBOT September 2012	3,413	11,681,108	5.74%
Other U.S. index		15,925,984	7.82%
Foreign index		7,251,772	3.56%
Soybean November 2012	1,048	7,386,303	3.63%
Other commodity		465,651	0.23%
Interest rate		5,057,356	2.48%
Currency		(549,247)	(0.27)%
Total futures		44,985,259	22.09%

Swaps
Soybean future November 2012	480	3,614,500	1.77%
Commodity futures		4,677,704	2.30%
Total swaps		8,292,204	4.07%

Forwards
Foreign currency		8,494,428	4.17%
Total forwards		8,494,428	4.17%

*- This position is posted as collateral for margin and is included in Due from broker on the Statement of Financial Condition

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following schedule displays the condensed schedule of investments for K4D Trading as of June 30, 2012.

Description	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Short contracts
Futures
U.S. index	$(89,100)	(0.04)%
Foreign index	(14,759,905)	(7.25)%
Commodity	(24,380,774)	(11.97)%
Interest rate	(732,501)	(0.36)%
Currency	(727,519)	(0.36)%
Total futures	(40,689,799)	(19.98)%

Swaps
Commodity futures	(1,395,907)	(0.69)%
Total swaps	(1,395,907)	(0.69)%

Forwards
Foreign currency	(7,743,652)	(3.80)%
Total forwards	(7,743,652)	(3.80)%

Total	$186,931,790	91.78%

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table shows the fair value classification of each investment type for K4D Trading as of June 30, 2012:

Assets
Level 1:
U.S. bond futures	$2,730,242
Foreign bond futures	4,929,731
U.S. index futures	27,607,092
Foreign index futures	7,251,772
Commodity futures	14,780,860
Commodity futures swaps	8,512,029
Interest rate futures	6,112,854
Currency futures	878,845
Common stock	961,750
Total Level 1	73,765,175

Level 2:
Foreign currency forwards	6,433,543
Total Level 2	6,433,543
Total assets	$80,198,718

Liabilities
Level 1:
U.S. bond futures	$(261,097)
Foreign bond futures	(9,632,544)
Foreign index futures	(14,759,905)
U.S. index futures	(89,100)
Commodity futures	(31,309,680)
Commodity futures swaps	(1,615,732)
Interest rate futures	(1,787,999)
Currency futures	(2,155,611)
Total Level 1	(61,611,668)

Level 2:
Foreign currency forwards	(5,682,767)
Total Level 2	(5,682,767)
Total liabilities	$(67,294,435)

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Fund at June 30, 2012 categorized by primary underlying risk and is representative of the derivative positions held by K4D Trading throughout the period.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers on K4D Trading’s statement of financial condition.

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$148,925,588	2,784	$(979,606,115)	(15,955)	$14,780,860	$(31,309,680)
Swaps	148,755,895	3,367	(30,337,429)	(933)	8,512,029	(1,615,732)
	297,681,483	6,151	(1,009,943,544)	(16,888)	23,292,889	(32,925,412)

Equity price
Futures	917,302,974	13,847	(301,476,326)	(5,561)	34,858,864	(14,849,005)
	917,302,974	13,847	(301,476,326)	(5,561)	34,858,864	(14,849,005)

Foreign currency exchange rate
Futures	197,077,496	2,184	(87,143,200)	(552)	878,845	(2,155,611)
Forwards	1,113,484,652	N/A	(1,112,733,876)	N/A	6,433,543	(5,682,767)
	1,310,562,148	2,184	(1,199,877,076)	(552)	7,312,388	(7,838,378)

Interest rate
Futures	14,683,475,731	68,594	(554,703,608)	(2,247)	13,772,827	(11,681,640)
	14,683,475,731	68,594	(554,703,608)	(2,247)	13,772,827	(11,681,640)
Total	$17,209,022,336	90,776	$(3,066,000,554)	(25,248)	$79,236,968	$(67,294,435)

Collateral balances supporting all derivative positions						$190,756,222

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table summarizes the results of operations of K4D Trading for the three and six month periods ended June 30, 2012.

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012

Net investment loss	$(81,652)	$(244,968)

Net realized loss on investments	(63,086,913)	(4,965,265)
Net increase (decrease) in unrealized appreciation on investments	3,468,728	(15,786,370)
Brokerage commissions and fees	(1,231,604)	(2,955,687)
Net loss on investments	(60,849,789)	(23,707,322)
Net loss	$(60,931,441)	$(23,952,290)

The following table shows the gains and losses on all financial instruments held by the Master Fund reported in net realized gain and net increase in unrealized appreciation on investments in its statement of operations segregated by primary underlying risk and contract type for the three and six month periods ended June 30, 2012:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012

Commodity price
Futures	$(41,925,318)	$(18,381,457)
Swaps	(6,177,617)	(4,821,816)
	(48,102,935)	(23,203,273)

Equity price
Futures	(114,428,652)	4,341,089
CME Membership	(64,350)	(82,350)
	(114,493,002)	4,258,739

Foreign currency exchange rate
Futures	(5,370,383)	(14,670,367)
Forwards	(23,611,302)	(48,907,752)
	(28,981,685)	(63,578,119)

Interest rate
Futures	131,920,076	61,714,824
Treasury bills	39,361	56,194
	131,959,437	61,771,018
Total	$(59,618,185)	$(20,751,635)

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

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Fund at December 31, 2011 categorized by primary underlying risk and is representative of the derivative positions held by K4D Trading throughout the year.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting. Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers on K4D Trading’s statement of financial condition.

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

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table summarizes the results of operations of K4D Trading for the three and six months ended June 30, 2011.

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

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT II invests a portion of its excess liquidity in GCA, an entity for which the Manager is also the sole investment advisor. GCA commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government, which range in maturity from one to twenty-four months. GCA also maintains cash and cash equivalents on deposit with major U.S. institutions. GCA values all fixed income securities at amortized cost which approximates fair value.  GAIT II’s investment in GCA is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT II’s proportionate share of GCA’s reported net asset value. GAIT II records its proportionate share of GCA’s investment income and expenses on a monthly basis.  For the three months ended June 30, 2012, the total amount recognized by GAIT II with respect to its investment in GCA was $32,916. For the six months ended June 30, 2012, the total amount recognized by GAIT II with respect to its investment in GCA was $70,152. For the three months ended June 30, 2011, the total amount recognized by GAIT II with respect to its investment in GCA was $88,652. For the six months ended June 30, 2011, the total amount recognized by GAIT II with respect to its investment in GCA was $173,480.  These amounts are included in interest income in the statements of operations and managing member allocation. At June 30, 2012 and December 31, 2011, GAIT II owned approximately 1.18% and 2.00%, respectively, of GCA. The following table summarizes the financial position of GCA as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$1,112,162,285	$556,557,151
Investments in fixed income securities (cost $3,293,667,941 and $2,412,672,700, respectively)	3,293,667,941	2,412,672,700
Accrued interest income	6,324,878	4,670,722
Total assets	4,412,155,104	2,973,900,573

Liabilities:
Other liabilities	24,270	29,450
Total liabilities	24,270	29,450
Net assets	$4,412,130,834	$2,973,871,123

The following table summarizes the results of operations of GCA for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Investment income
Interest income	$2,489,709	$3,850,625	$4,851,561	$7,711,127
Total investment income	2,489,709	3,850,625	4,851,561	7,711,127

Expenses:
Bank fee expense	37,534	126,225	61,637	259,809
Total expenses	37,534	126,225	61,637	259,809
Net investment income	2,452,175	3,724,400	4,789,924	7,451,318
Net income	$2,452,175	$3,724,400	$4,789,924	$7,451,318

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of GCA as of June 30, 2012:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $3,293,667,941)
United States
FDIC Guaranteed Bonds (cost $429,904,994)
Citigroup Funding 1.88% - 2.25% due 07/12/12 – 12/10/12	$259,364,000	$260,505,140	5.90%
Other FDIC guaranteed bonds		169,399,854	3.84%
Total FDIC Guaranteed Bonds		429,904,994	9.74%

Government Bonds (cost $2,863,762,947)
U.S. Treasury 0.63% - 2.25% due 08/31/12 – 06/15/14		2,863,762,947	64.91%
Total Government Bonds		2,863,762,947	64.91%

Total Investments in Fixed Income Securities		$3,293,667,941	74.65%

The following represents the condensed schedule of investments of GCA as of December 31, 2011:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $2,412,672,700)
United States
FDIC Guaranteed Bonds (cost $623,918,691)
Citigroup Funding 1.88% – 2.25% due 04/30/12 –12/10/12	$374,364,000	$378,090,518	12.71%
Other FDIC guaranteed bonds		245,828,173	8.27%
Total FDIC Guaranteed Bonds		623,918,691	20.98%

Government Bonds (cost $1,788,754,009)
U.S. Treasury 0.13% – 1.38% due 01/31/12 – 11/15/13	1,785,000,000	1,788,754,009	60.15%
Total Government Bonds		1,788,754,009	60.15%

Total Investments in Fixed Income Securities		$2,412,672,700	81.13%

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

GCA reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  The following table shows the fair value classification of each investment type held by GCA as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Assets
Level 2:
Fixed income securities
FDIC Guaranteed Bonds	$429,904,994	$623,918,691
Government Bonds	2,863,762,947	1,788,754,009
Total fixed income securities	3,293,667,941	2,412,672,700
Total Level 2	3,293,667,941	2,412,672,700
Total assets	$3,293,667,941	$2,412,672,700

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

8. Financial Highlights

The following is the per unit operating performance calculation for the three month periods ended June 30, 2012 and 2011:

	Class 0	Class 2
Per unit operating performance:
Net asset value per unit, March 31, 2011	$100.08	$96.48
Net loss:
Net investment loss	(1.26)	(1.74)
Net loss on investments	(3.23)	(3.05)
Net loss	(4.49)	(4.79)
Net asset value per unit, June 30, 2011	$95.59	$91.69

Net asset value per unit, March 31, 2012	$82.32	$77.77
Net loss:
Net investment loss	(0.92)	(1.26)
Net gain on investments	(3.17)	(2.97)
Net loss	(4.09)	(4.23)
Net asset value per unit, June 30, 2012	$78.23	$73.54

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three month periods ended June 30, 2012 and 2011:

	Class 0		Class 2
	2012	2011	2012	2011

Total return before Incentive Allocation	(4.97)%	(4.49)%	(5.44)%	(4.96)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(4.97)%	(4.49)%	(5.44)%	(4.96)%

Net investment loss before Incentive Allocation	(1.12)%	(1.26)%	(1.62)%	(1.80)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(1.12)%	(1.26)%	(1.62)%	(1.80)%

Total expenses before Incentive Allocation	1.26%	1.46%	1.76%	1.99%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	1.26%*	1.46%*	1.76%*	1.99%*

*The percentages above represent total gross expenses before commission reimbursements, which represent 0.08% of average members’ capital for 2012 and 0.08% of average members’ capital for 2011.

The following is the per unit operating performance calculation for the six month periods ended June 30, 2012 and 2011:

	Class 0	Class 2
Per unit operating performance:
Net asset value per unit, December 31, 2010	$102.92	$99.72
Net loss:
Net investment loss	(2.31)	(3.24)
Net loss on investments	(5.02)	(4.79)
Net loss	(7.33)	(8.03)
Net asset value per unit, June 30, 2011	$95.59	$91.69

Net asset value per unit, December 31, 2011	$81.35	$77.24
Net loss:
Net investment loss	(1.84)	(2.53)
Net loss on investments	(1.28)	(1.17)
Net loss	(3.12)	(3.70)
Net asset value per unit, June 30, 2012	$78.23	$73.54

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

9. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the six month periods ended June 30, 2012 and 2011:

	Class 0		Class 2
	2012	2011	2012	2011

Total return before Incentive Allocation	(3.83)%	(7.11)%	(4.79)%	(8.04)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Total return after Incentive Allocation	(3.83)%	(7.12)%	(4.79)%	(8.05)%

Net investment loss before Incentive Allocation	(2.26)%	(2.23)%	(3.28)%	(3.24)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Net investment loss after Incentive Allocation	(2.26)%	(2.24)%	(3.28)%	(3.25)%

Total expenses before Incentive Allocation	2.53%	2.58%	3.54%	3.63%
Incentive Allocation	0.00	0.01	0.00	0.01
Total expenses after Incentive Allocation	2.53%*	2.59%*	3.54%*	3.64%*

*The percentages above represent total gross expenses before commission reimbursements, which represent 0.19% of average members’ capital for 2012 and 0.32% of average members’ capital for 2011.

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT II and net investment loss allocated from the Master Fund and GCA. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT II, excluding that of the Managing Member, for the three and six month periods ended June 30, 2012 and 2011.

9. Subsequent Events

GAIT II had subscriptions of approximately $0.1 million and redemptions of approximately $1.6 million through August 14, 2012, the date through which subsequent events were evaluated by management.  These amounts have not been included in the financial statements.

Index

Manager
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

For the three months ended June 30, 2012 the Fund’s net asset value decreased by $32,545,783 or -11.0%.  This decrease was attributable to a $28,474,531 or -9.6% net decrease in the Blended Strategies Portfolio and a $4,071,252 or -1.4% net decrease in the Systematic Strategies Portfolio.  The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $3,565,929 or 1.2% offset by redemptions totaling $17,217,312 or -5.8% and a net loss of $14,823,148 of -5.0%, for the period.  The net decrease in the Systematic Strategies Portfolio was attributable to total subscriptions of $350,000 or 0.1% offset by redemptions totaling $2,234,900 or -0.8% and a net loss of $2,186,352 or -0.7%, for the period.

For the six months ended June 30, 2012 the Fund’s net asset value decreased by $45,545,509 or -14.7%.  This decrease was attributable to a $38,642,847 or -12.5% net decrease in the Blended Strategies Portfolio and a $6,902,662 or -2.2% net decrease in the Systematic Strategies Portfolio.  The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $5,202,469 or 1.7% offset by redemptions totaling $35,111,821 or -11.4% and net a loss of $8,733,495 or -2.8%, for the period.  The net decrease in the Systematic Strategies Portfolio was attributable to total subscriptions of $528,000 or 0.2% offset by redemptions totaling $5,703,685 or -1.8% and a net loss of $1,726,977 or -0.6%, for the period.

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

Index

Blended Strategies Portfolio

2012 Summary

Three Months Ended June 30, 2012

For the three months ended June 30, 2012, the Blended Strategies Portfolio experienced net trading losses of $11,703,543 attributable to the following sectors:

Agriculture / Softs	$(772,934)
Base metals	308,075
Energy	(12,021,753)
Equities	(9,425,606)
Foreign exchange	(4,036,714)
Long term / intermediate rates	13,361,970
Precious metals	127,204
Short term rates	756,215
$(11,703,543)

The Blended Strategies Portfolio posted a net loss for the second quarter of 2012. The majority of the portfolio’s performance was driven by trading in the energy complex as sharp moves in crude oil, gasoline, and natural gas led to losses for the quarter. Trading in global equities also resulted in losses due to falling equity prices in Asia and the U.S.  Foreign exchange trading negatively impacted the Fund as the portfolio was challenged by short-term volatility in various currencies.  Gains from trading in the European, U.S., and Australian long term and intermediate rates sector amidst falling yields helped to mitigate some of the overall losses for the quarter. The portfolio recorded modest profits from trading metals, including aluminum, zinc and silver, as prices declined during the quarter.

Brokerage, Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund.  Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended June 30, 2012, Brokerage Fees decreased by $522,660 or -27.2%, Advisory Fees decreased by $457,760 or -27.2% and Sponsor Fees decreased by $228,881 or -27.2%% in the Blended Strategies Portfolio over the corresponding period of the preceding year.   These decreases are all attributable to lower net assets of the portfolio resulting from subscriptions offset by redemptions and a net loss for the period. During the same period interest income decreased by $210,543 or -63.1%.  Interest was earned on free cash at an average annualized yield of 0.26% for the three months ended June 30, 2012 compared to 0.47% for the same period in 2011.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio.  For the three months ended June 30, 2012 there was no Incentive Allocation compared to $23,359 for the corresponding period in 2011 due to the portfolio’s lack of year to date profitability when compared to the corresponding period in 2011.

Index

Six Months Ended June 30, 2012

For the six months ended June 30, 2012, the Blended Strategies Portfolio experienced net trading losses of $2,230,634 attributable to the following sectors:

Agriculture / Softs	$(1,145,642)
Base metals	(1,823,132)
Energy	1,010,564
Equities	32,758
Foreign exchange	(4,844,947)
Long term / intermediate rates	4,469,540
Precious metals	(303,871)
Short term rates	374,096
$(2,230,634)

The Blended Strategies Portfolio posted a net loss for the first half of 2012.  The majority of the portfolio’s losses resulted from foreign exchange due primarily to short-term volatility in European currencies.  Losses also resulted from trading base metals amidst declining prices in aluminum and rising prices in copper and zinc. The portfolio also recorded losses in agricultural commodities as prices climbed amidst drought concerns in the U.S.  Losses resulted from trading Asian equity indices amidst the year-to-date rally in risk assets; however these losses were offset by gains from euro and U.S. equity indices.  The portfolio recorded solid gains in the global fixed income markets, including Europe and Australia, as rates fell during the first half of the year. Additional gains resulted from trading natural gas, which also helped to mitigate some of the overall loss for the first half of 2012.

Brokerage, Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund.  Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the six months ended June 30, 2012, Brokerage Fees decreased by $840,180 or -22.4%, Advisory Fees decreased by $730,979 or -22.3% and Sponsor Fees decreased by $365,490 or -22.3% in the Blended Strategies Portfolio over the corresponding period of the preceding year.   These decreases are all attributable to lower net assets of the portfolio resulting from subscriptions offset by redemptions and a net loss for the period. During the same period interest income decreased by $404,803 or -60.9%.  Interest was earned on free cash at an average annualized yield of 0.27% for the six months ended June 30, 2012 compared to 0.48% for the same period in 2011.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio.  For the six months ended June 30, 2012, there was no Incentive Allocation compared to $31,172 for the corresponding period in 2011 due to the portfolio’s lack of year to date profitability when compared to the corresponding period in 2011.

Index

The following table illustrates the sector distribution of the Blended Strategies Portfolio’s investments in Master Funds as of June 30, 2012 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	37.5%
Base metals	5.3%
Energy	(59.7%)
Equities	90.2%
Foreign exchange	3.0%
Long term / intermediate rates	(9.4%)
Precious metals	6.2%
Short term rates	26.9%
100.0%

 2011 Summary

Three Months Ended June 30, 2011

For the three months ended June 30, 2011, the portfolio experienced net trading losses of $7,964,381 attributable to the following sectors:

Agriculture	$(919,456)
Energy	(6,012,015)
Foreign exchange	(1,988,409)
Interest rates	3,933,290
Metals	1,111,580
Softs	(1,449,973)
Stock index	(2,639,398)
$(7,964,381)

The portfolio recorded a net loss for the period with the energy sector contributing most significantly.  Gains in the energy sector during the early portion of the quarter due to an upward movement in prices, were offset when prices reversed and continued sharply downward in reaction to the announced release of strategic oil reserves in June.  Losses were also recognized in the equity sector as gains early in the quarter on encouraging earnings data and continued low interest rates fueled hope of a global economic recovery, were reversed when prices declined in a sharp reduction of risk in various markets.  The foreign exchange sector posted losses for the quarter.  Early gains as the U.S. dollar fell to multi-year lows against most major global currencies, were offset as risk aversion led to a safe haven demand resulting in a stronger U.S. dollar, generating losses for the portfolio.  The portfolio also incurred losses in the agriculture and softs sectors.  The portfolio generated gains in the interest rates sector led by gains in the U.S. fixed income markets as prices climbed amid the diminishing appetite for risk assets.  Gains were recognized in metals as prices moved sharply up in the beginning of the quarter which outpaced losses later in the quarter as prices reversed.

Brokerage, Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund.  Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

Index

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
$(8,182,436)

The portfolio recorded a net loss for the period in the equity sector.  Gains in the early portion of the first quarter were offset in March when the earthquake and tsunami in Japan generated risk aversion and market reversals, resulting in significant losses with the largest losses stemming from the European stock indices. Losses were recognized in the second quarter as gains early in the quarter on encouraging earnings data and continued low interest rates fueled hope of a global economic recovery were reversed when prices declined in a sharp reduction of risk in various markets.  The foreign exchange sector posted losses in Asian currencies in March and later in the period as risk aversion led to a safe haven demand resulting in a stronger U.S. dollar offsetting previous gains from the U.S. dollar’s decline to multi-year lows against most major global currencies.  The portfolio recorded a net loss for the period in the energy sector as gains in the first quarter from increasing oil prices amid rising political tensions in the Middle East and Libya were overshadowed by losses in the second quarter as prices reversed and continued sharply downward in reaction to the announced release of strategic oil reserves in June. The portfolio generated gains in the interest rate sector led by the U.S. fixed income markets as prices climbed amid the diminishing appetite for risk assets. Gains were recognized in the metals sector as prices moved sharply up in the beginning of the second quarter which outpaced losses later in the quarter as prices reversed. The portfolio also recognized small gains in the agriculture sector, partially offset by losses in soft commodities.

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

Agriculture	8.0%
Energy	2.9%
Foreign exchange	(5.7%)
Interest rates	75.9%
Metals	41.0%
Softs	(1.3%)
Stock index	(20.8)%
100.0%

Systematic Strategies Portfolio

2012 Summary

Three Months Ended June 30, 2012

For the three months ended June 30, 2012, the Systematic Strategies Portfolio experienced net trading losses of $1,590,526 attributable to the following sectors:

Agriculture / Softs	$17,213
Base metals	363,669
Energy	(2,000,683)
Equities	(3,094,888)
Foreign exchange	(768,514)
Long term / intermediate rates	3,513,774
Precious metals	329,885
Short term rates	49,018
$(1,590,526)

The Systematic Strategies Portfolio posted a net loss for the second quarter of 2012. The majority of the portfolio’s performance was driven by trading in global equity indices amidst declining prices in Asia, U.S., and Europe.  Trading in the energy complex also led to losses as sharp moves in crude oil, gasoline, and natural gas prices negatively impacted the portfolio. Foreign exchange trading resulted in losses as the portfolio was impacted by short-term volatility in various currencies. Gains from trading in the European, U.S., and Australian long term and intermediate rates sector amidst falling yields mitigated some of the overall losses for the quarter. The portfolio recorded modest profits from trading metals, including aluminum, silver, gold, and zinc as prices declined during the quarter.

Brokerage, Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund.  Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value, which are discussed in detail herein.

Index

For the three months ended June 30, 2012, Brokerage Fees decreased by $126,031 or -29.7%, Advisory Fees decreased by $94,842 or -31.1% and Sponsor Fees decreased by $47,420 or -31.1% in the Systematic Strategies Portfolio over the corresponding period of the preceding year.   These decreases are all attributable to lower net assets of the portfolio resulting from subscriptions offset by redemptions and a net loss for the period. During the same period interest income decreased by $40,275 or -64.8%.  Interest was earned on free cash at an average annualized yield of 0.26% for the three months ended June 30, 2012 compared to 0.47% for the same period in 2011.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio.  For the three months ended June 30, 2012 there was no Incentive Allocation compared to $8,814 for the corresponding period in 2011 due to the portfolio’s lack of year to date profitability when compared to the corresponding period in 2011.

Six Months Ended June 30, 2012

For the six months ended June 30, 2012, the Systematic Strategies Portfolio experienced net trading losses of $484,086 attributable to the following sectors:

Agriculture / Softs	$(308,328)
Base metals	(325,080)
Energy	19,098
Equities	131,841
Foreign exchange	(1,537,668)
Long term / intermediate rates	1,544,417
Precious metals	29,446
Short term rates	(37,812)
$(484,086)

The Systematic Portfolio posted a net loss for the first half of 2012. The majority of the losses resulted from short-term volatility in foreign exchange, particularly in European and commodity-driven countries. The portfolio also incurred losses from trading in the agriculture and base metals sectors.  Higher wheat prices amidst a severe drought in the U.S., and mixed prices in base metals led to losses for the portfolio.  Losses resulted from trading Asian equity indices amidst the year-to-date rally in risk assets; however these losses were offset by gains from euro and U.S. equity indices.  The portfolio recorded gains in global long term and intermediate rates, including Asia, Australia and Europe, which helped to offset a portion of the overall year-to-date loss.

Brokerage, Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund.  Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value, which are discussed in detail herein.

For the six months ended June 30, 2012, Brokerage Fees decreased by $193,277 or 23.7%, Advisory Fees decreased by $146,932 or -25.1% and Sponsor Fees decreased by $73,465 or -25.1% in the Systematic Strategies Portfolio over the corresponding period of the preceding year.   These decreases are all attributable to lower net assets of the portfolio resulting from subscriptions offset by redemptions and a net loss for the period. During the same period interest income decreased by $72,889 or -61.1%.  Interest was earned on free cash at an average annualized yield of 0.27% for the six months ended June 30, 2012 compared to 0.48% for the same period in 2011.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio.  For the six months ended June 30, 2012 there was no Incentive Allocation compared to $11,821 for the corresponding period in 2011 due to the portfolio’s lack of year to date profitability when compared to the corresponding period in 2011.

Index

The following table illustrates the sector distribution of the Systematic Strategies Portfolio’s investments in Master Funds as of June 30, 2012 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	76.0%
Base metals	16.7%
Energy	(185.4%)
Equities	167.6%
Foreign exchange	(4.4%)
Long Term / intermediate rates	(18.7%)
Precious metals	12.0%
Short term rates	36.2%
100.0%

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

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio for the period. For the three months ended June 30, 2011 Incentive Allocation increased by 8,814, compared to zero for the corresponding period of 2010 related to shares redeemed when the portfolio was in a period of New High Net Trading Profits.

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

	Blended Strategies Portfolio	Systematic Strategies Portfolio
June 30, 2012	17.48%	15.51%
December 31, 2011	21.61%	18.83%
June 30, 2011	16.04%	11.18%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading.  Through June 30, 2012, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

The Advisor’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2012.   Based on that evaluation, the Advisor’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2012.

There were no changes to the Fund’s internal controls over financial reporting during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal controls over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
Not Required

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended June 30, 2012, the Fund issued 30,330.575 Units in exchange for $3,565,929 with respect to the Blended Strategies Portfolio and 4,226.993 Units in exchange for $350,000 with respect to the Systematic Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”).  The Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Act and Section 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Units of the Fund.

	Blended Strategies Portfolio	Systematic Strategies Portfolio
	Total	Total
	Number of	Number of
	Units Purchased	Units Purchased
Period (as of)
April 1, 2012	11,347.775	607.393
May 1, 2012	11,562.800	3,619.600
June 1, 2012	7,420.000	0.000

Item 3.	Defaults Upon Senior Securities –None

Item4.	[Removed and Reserved]

Item 5.	Other Information –None

Index

Item 6.	Exhibits

* 3.1	Certificate of Formation of Graham Alternative Investment Fund I LLC
* 4.1	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC
* 10.1	Form of Subscription Agreement
* 10.2	Form of Placement Agreement

*  Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

31.1	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Executive Officer)

31.2	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)

32.1	—	Section 1350 Certification (Certification of Chief Executive Officer and Chief Financial Officer)

Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2012	GRAHAM ALTERNATIVE INVESTMENT FUND I LLC

	By:	GRAHAM CAPITAL MANAGEMENT, L.P
its Manager

By: /s/ Paul Sedlack
Paul Sedlack, Chief Executive Officer

By: /s/ Jeff Baisley
Jeff Baisley, Chief Financial Officer