Form 10-Q
period 2012-09-30
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2012-11-14
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☒  No ☐

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

Yes ☐  No ☒

As of October 1, 2012, 396,015.059 Units of the Systematic Strategies Portfolio were outstanding.
As of October 1, 2012, 1,798,048.561 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
FORM 10-Q

Index

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification

Index

PART I

Item 1. Financial Statements

Graham Alternative Investment Fund I LLC

Statements of Financial Condition

	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$201,253,658	$263,929,118
Investment in Graham Alternative Investment Trading II LLC, at fair value	29,805,907	45,955,612
Redemption receivable from Graham Alternative Investment Trading LLC	13,824,992	8,563,194
Redemption receivable from Graham Alternative Investment Trading II LLC	6,875,155	2,164,043
Total assets	$251,759,712	$320,611,967

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$20,700,147	$10,727,237
Total liabilities	20,700,147	10,727,237

Members’ capital:
Blended Strategies Portfolio:
Class 0 Units (1,460,395.038 and 1,814,039.586 units issued and outstanding at $116.90 and $123.17, respectively)	170,725,531	223,427,719
Class 2 Units (330,568.757 and 410,047.431 units issued and outstanding at $92.35 and $98.77, respectively)	30,528,127	40,501,399
Total Blended Strategies Portfolio	201,253,658	263,929,118

Systematic Strategies Portfolio:
Class 0 Units (187,087.600 and 322,756.427 units issued and outstanding at $77.99 and $81.35, respectively)	14,590,957	26,254,798
Class 2 Units (208,584.729 and 255,073.907 units issued and outstanding at $72.94 and $77.24, respectively)	15,214,950	19,700,814
Total Systematic Strategies Portfolio	29,805,907	45,955,612
Total members’ capital	231,059,565	309,884,730
Total liabilities and members’ capital	$251,759,712	$320,611,967

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
Net gain (loss) allocated from investments in other funds:
Net realized gain (loss) on investments	$2,303,408	$(506,903)	$7,748,714	$(2,945,410)
Net decrease in unrealized appreciation on investments	(2,263,461)	(1,522,238)	(10,423,487)	(10,345,755)
Net gain (loss) allocated from investments in other funds	39,947	(2,029,141)	(2,674,773)	(13,291,165)

Net investment loss allocated from investments in other funds:
Investment income:
Interest income	136,648	339,914	443,289	1,124,247

Expenses:
Brokerage fees	1,587,246	2,369,990	5,127,313	6,943,514
Advisory fees	1,338,009	2,008,742	4,321,594	5,870,238
Sponsor fees	669,003	1,004,372	2,160,796	2,935,120
Incentive allocation	-	-	-	42,993
Interest and other	29,289	48,654	66,237	107,044
Total expenses	3,623,547	5,431,758	11,675,940	15,898,909
Net investment loss allocated from investments in other funds	(3,486,899)	(5,091,844)	(11,232,651)	(14,774,662)
Net loss	$(3,446,952)	$(7,120,985)	$(13,907,424)	$(28,065,827)

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Statements of Changes in Members’ Capital

For the nine months ended September 30, 2012 (unaudited) and 2011 (unaudited)

	Blended Strategies Portfolio
	Class 0 Units		Class 2 Units		Total Blended
	Units	Capital	Units	Capital	Strategies Portfolio

Members’ capital, December 31, 2010	1,752,436.237	$243,511,752	409,129.824	$46,511,568	$290,023,320
Subscriptions	520,007.272	72,113,602	80,016.088	8,938,865	81,052,467
Redemptions	(400,792.103)	(53,393,928)	(55,715.918)	(6,177,414)	(59,571,342)
Net loss	–	(15,959,262)	–	(3,305,044)	(19,264,306)
Members’ capital, September 30, 2011	1,871,651.406	$246,272,164	433,429.994	$45,967,975	$292,240,139

	Blended Strategies Portfolio
	Class 0 Units		Class 2 Units		Total Blended
					Strategies
	Units	Capital	Units	Capital	Portfolio

Members’ capital, December 31, 2011	1,814,039.586	$223,427,719	410,047.431	$40,501,399	$263,929,118
Subscriptions	48,855.838	6,045,929	28,300.003	2,758,540	8,804,469
Redemptions	(402,500.386)	(48,798,913)	(107,778.677)	(10,558,791)	(59,357,704)
Net loss	–	(9,949,204)	–	(2,173,021)	(12,122,225)
Members’ capital, September 30, 2012	1,460,395.038	$170,725,531	330,568.757	$30,528,127	$201,253,658

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Statements of Changes in Members’ Capital (continued)

For the nine months ended September 30, 2012 (unaudited) and 2011 (unaudited)

	Systematic Strategies Portfolio
	Class 0 Units		Class 2 Units		Total Systematic
					Strategies	Total Members’
	Units	Capital	Units	Capital	Portfolio	Capital

Members’ capital, December 31, 2010	274,960.438	$28,297,652	202,003.861	$20,144,497	$48,442,149	$338,465,469
Subscriptions	139,972.911	14,166,260	90,038.065	8,714,658	22,880,918	103,933,385
Redemptions	(74,108.877)	(6,909,240)	(25,554.483)	(2,418,836)	(9,328,076)	(68,899,418)
Net loss	–	(5,091,523)	–	(3,709,998)	(8,801,521)	(28,065,827)
Members’ capital, September 30, 2011	340,824.472	$30,463,149	266,487.443	$22,730,321	$53,193,470	$345,433,609

	Systematic Strategies Portfolio
	Class 0 Units		Class 2 Units		Total Systematic
					Strategies	Total Members’
	Units	Capital	Units	Capital	Portfolio	Capital

Members’ capital, December 31, 2011	322,756.427	$26,254,798	255,073.907	$19,700,814	$45,955,612	$309,884,730
Subscriptions	6,404.671	528,000	1,066.718	80,000	608,000	9,412,469
Redemptions	(142,073.498)	(11,308,825)	(47,555.896)	(3,663,681)	(14,972,506)	(74,330,210)
Net loss	–	(883,016)	–	(902,183)	(1,785,199)	(13,907,424)
Members’ capital, September 30, 2012	187,087.600	$14,590,957	208,584.729	$15,214,950	$29,805,907	$231,059,565

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Statements of Cash Flows

	Nine Months Ended September 30,
	2012 (Unaudited)	2011 (Unaudited)
Cash flows provided by (used in) operating activities
Net loss	$(13,907,424)	$(28,065,827)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss allocated from investment in Graham Alternative Investment Trading LLC	12,122,225	19,264,306
Net loss allocated from investment in Graham Alternative Investment Trading II LLC	1,785,199	8,801,521
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	54,095,906	21,324,106
Proceeds from sale of investments in Graham Alternative Investment Trading II LLC	10,261,394	5,330,402
Investments in Graham Alternative Investment Trading LLC	(8,804,469)	(81,052,467)
Investments in Graham Alternative Investment Trading II LLC	(608,000)	(22,880,918)
Net cash provided by (used in) operating activities	54,944,831	(77,278,877)

Cash flows (used in) provided by financing activities
Subscriptions	9,412,469	103,933,385
Redemptions	(64,357,300)	(26,654,508)
Net cash (used in) provided by financing activities	(54,944,831)	77,278,877

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements

September 30, 2012

1. Organization and Business

Graham Alternative Investment Fund I LLC (the “Fund”) was formed on May 16, 2006, commenced operations on August 1, 2006 and is organized as a Delaware Limited Liability Company (“LLC”). The Fund offers investors Class 0 and Class 2 shares of a Blended Strategies Portfolio, and Class 0 and Class 2 shares of a Systematic Strategies Portfolio. The Fund invests all of its Blended Strategies Portfolio assets dedicated to trading in Graham Alternative Investment Trading LLC (“GAIT”), a Delaware LLC which was formed on May 16, 2006 and commenced operations on August 1, 2006.  The Fund invests all of its Systematic Strategies Portfolio assets dedicated to trading in Graham Alternative Investment Trading II LLC (“GAIT II”), a Delaware LLC which was formed on July 16, 2008 and commenced operations on January 4, 2009. GAIT and GAIT II (collectively the “GAIT Funds”) invest in various master trading vehicles (“Master Funds”), all of which are managed by Graham Capital Management, L.P. (the “Advisor” or “Manager”).  The Manager is the manager and the sole investment advisor of the GAIT Funds and the Fund. The Manager is registered as a Commodity Pool Operator and Commodity Trading Advisor with the Commodity Futures Trading Commission and is a member of the National Futures Association. The Manager is also registered as a Registered Investment Advisor with the Securities and Exchange Commission. The Fund is registered as a reporting company under the Securities Exchange Act of 1934.

The investment objective of the Fund is to achieve long-term capital appreciation through professionally managed trading in both U.S. and foreign markets primarily in futures contracts, forwards contracts, spot currency contracts, and associated derivative instruments, such as options and swaps, through its investments in the GAIT Funds, which in turn invest in various Master Funds. The Master Funds seek to profit from opportunities in the global financial markets, including interest rate futures, foreign exchange, global stock indices and energy, metals and agricultural futures, as professionally managed multi-strategy investment vehicles.  Each of the investment programs consists of multiple trading strategies of the Manager, which the Manager has combined in an effort to diversify the Fund’s investment exposure and to make the Fund’s performance returns less volatile and more consistently profitable.

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

Investments in Graham Alternative Investment Trading LLC and Graham Alternative Investment Trading II LLC

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

At September 30, 2012 and December 31, 2011, the Fund owned 62.80% and 63.27%, respectively of GAIT, and 62.74% and 66.27%, respectively of GAIT II.

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

The Fund reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  In accordance with this hierarchy, the Fund’s investments in the GAIT Funds have been classified as a Level 2 valuation.  There were no Level 3 assets or liabilities held at any point during the nine months ended September 30, 2012 or the year ended December 31, 2011 by the Fund, the GAIT Funds, or the Master Funds, and there were no transfers between levels during those periods.  Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

3. Capital Accounts

The Fund offers Class 0 Units and Class 2 Units (collectively the “Units”) in both Blended and Systematic Strategies Portfolios. The Fund may issue additional Classes in the future subject to different fees, expenses or other terms, or to invest in other investment programs or combinations of investment programs managed by the Manager.

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

Redemption Fees

Class 2 Units are subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Class 0 Units are not subject to a redemption fee. Redemption fees are payable to the Manager upon redemption of Units from the proceeds of such redemption.  Redemption fees of $7,041 and $3,919 were paid to the Manager for the nine months ended September 30, 2012 and 2011, respectively, and are included as redemptions in the statements of changes in members’ capital.

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

Index

Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements (continued)

4. Fees and Related Party Transactions (continued)

Incentive Allocation

At the end of each calendar quarter, the Manager of the GAIT Funds will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of the GAIT Funds, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter.  Additionally, any loss carryforward attributable to any class of the GAIT Funds shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption.  The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to the Manager.

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

6. Financial Highlights

The following is the per Unit operating performance calculation for the three month periods ended September 30, 2012 and 2011:

	Blended Strategies Portfolio		Systematic Strategies Portfolio
	Class 0	Class 2	Class 0	Class 2
Per unit operating performance
Net asset value per unit, June 30, 2011	$132.67	$107.48	$95.59	$91.69
Net loss:
Net investment loss	(2.50)	(2.54)	(1.12)	(1.49)
Net gain (loss) on investments	1.41	1.12	(5.09)	(4.90)
Net loss	(1.09)	(1.42)	(6.21)	(6.39)
Net asset value per unit, September 30, 2011	$131.58	$106.06	$89.38	$85.30

Net asset value per unit, June 30, 2012	$118.77	$94.30	$78.23	$73.54
Net loss:
Net investment loss	(1.27)	(1.49)	(1.04)	(1.31)
Net gain (loss) on investments	(0.60)	(0.46)	0.80	0.71
Net loss	(1.87)	(1.95)	(0.24)	(0.60)
Net asset value per unit, September 30, 2012	$116.90	$92.35	$77.99	$72.94

Index

Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average members’ capital and total return for the three month periods ended September 30, 2012 and 2011 for the Blended Strategies Portfolio:

	Blended Strategies Portfolio
	Class 0		Class 2
	2012	2011	2012	2011

Total return before Incentive Allocation	(1.57)%	(0.82)%	(2.07)%	(1.32)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(1.57)%	(0.82)%	(2.07)%	(1.32)%

Net investment loss before Incentive Allocation	(1.06)%	(1.88)%	(1.57)%	(2.36)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(1.06)%	(1.88)%	(1.57)%	(2.36)%

Total expenses before Incentive Allocation	1.31%	1.32%	1.81%	1.80%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	1.31%*	1.32%*	1.81%*	1.80%*

*- The percentages above represent total gross expenses before commission reimbursements (see Note 4), which represent 0.20% of average members’ capital for 2012 and 0.20% of average members’ capital for 2011.

The following represents ratios to average members’ capital and total return for the three month periods ended September 30, 2012 and 2011 for the Systematic Strategies Portfolio:

	Systematic Strategies Portfolio
	Class 0		Class 2
	2012	2011	2012	2011

Total return before Incentive Allocation	(0.31)%	(6.50)%	(0.82)%	(6.97)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(0.31)%	(6.50)%	(0.82)%	(6.97)%

Net investment loss before Incentive Allocation	(1.29)%	(1.17)%	(1.74)%	(1.63)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(1.29)%	(1.17)%	(1.74)%	(1.63)%

Total expenses before Incentive Allocation	1.37%	1.35%	1.81%	1.82%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	1.37%*	1.35%*	1.81%*	1.82%*

*- The percentages above represent total gross expenses before commission reimbursements (see Note 4), which represent 0.05% of average members’ capital for 2012 and 0.12% of average members’ capital for 2011.

Index

Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights (continued)

The following is the per Unit operating performance calculation for the nine month periods ended September 30, 2012 and 2011:

	Blended Strategies Portfolio		Systematic Strategies Portfolio
	Class 0	Class 2	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2010	$138.96	$113.68	$102.92	$99.72
Net loss:
Net investment loss	(5.32)	(5.98)	(3.43)	(4.73)
Net loss on investments	(2.06)	(1.64)	(10.11)	(9.69)
Net loss	(7.38)	(7.62)	(13.54)	(14.42)
Net asset value per unit, September 30, 2011	$131.58	$106.06	$89.38	$85.30

Net asset value per unit, December 31, 2011	$123.17	$98.77	$81.35	$77.24
Net loss:
Net investment loss	(3.68)	(4.43)	(2.89)	(3.83)
Net loss on investments	(2.59)	(1.99)	(0.47)	(0.47)
Net loss	(6.27)	(6.42)	(3.36)	(4.30)
Net asset value per unit, September 30, 2012	$116.90	$92.35	$77.99	$72.94

Index

Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average members’ capital and total return for the nine month periods ended September 30, 2012 and 2011 for the Blended Strategies Portfolio:

	Blended Strategies Portfolio
	Class 0		Class 2
	2012	2011	2012	2011

Total return before Incentive Allocation	(5.09)%	(5.30)%	(6.50)%	(6.69)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Total return after Incentive Allocation	(5.09)%	(5.31)%	(6.50)%	(6.70)%

Net investment loss before Incentive Allocation	(2.99)%	(3.82)%	(4.52)%	(5.25)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Net investment loss after Incentive Allocation	(2.99)%	(3.83)%	(4.52)%	(5.26)%

Total expenses before Incentive Allocation	3.83%	3.87%	5.36%	5.37%
Incentive Allocation	0.00	0.01	0.00	0.01
Total expenses after Incentive Allocation	3.83%*	3.88%*	5.36%*	5.38%*

*- The percentages above represent total gross expenses before commission reimbursements (see Note 4), which represent 0.70% of average members’ capital for 2012 and 0.79% of average members’ capital for 2011.

The following represents ratios to average members’ capital and total return for the nine month periods ended September 30, 2012 and 2011 for the Systematic Strategies Portfolio:

	Systematic Strategies Portfolio
	Class 0		Class 2
	2012	2011	2012	2011

Total return before Incentive Allocation	(4.13)%	(13.15)%	(5.57)%	(14.45)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Total return after Incentive Allocation	(4.13)%	(13.16)%	(5.57)%	(14.46)%

Net investment loss before Incentive Allocation	(3.53)%	(3.32)%	(4.98)%	(4.73)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Net investment loss after Incentive Allocation	(3.53)%	(3.33)%	(4.98)%	(4.74)%

Total expenses before Incentive Allocation	3.89%	3.93%	5.33%	5.45%
Incentive Allocation	0.00	0.01	0.00	0.01
Total expenses after Incentive Allocation	3.89%*	3.94%*	5.33%*	5.46%*

*- The percentages above represent total gross expenses before commission reimbursements (see Note 4), which represent 0.25% of average members’ capital for 2012 and 0.48% of average members’ capital for 2011.

Index

Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights (continued)

Total return is calculated for Class 0 and Class 2 Units taken as a whole and has not been annualized. Total return is calculated as the change in total members’ capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from the GAIT Funds. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital for Class 0 and Class 2 Units of the Fund for the three and nine month periods ended September 30, 2012 and 2011.

7. Subsequent Events

The Fund had subscriptions of approximately $1.4 million and redemptions of approximately $8.1 million through November 14, 2012, the date through which subsequent events were evaluated by management.  These amounts have not been included in the financial statements.

Index

Graham Alternative Investment Trading LLC

Statements of Financial Condition

	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)
Assets
Investments in Master Funds, at fair value	$61,293,129	$87,903,988
Investment in Graham Cash Assets LLC, at fair value	285,289,620	344,807,748
Accrued commission reimbursements	223,322	331,720
Receivable from Master Funds	5,875	18,287
Total assets	$346,811,946	$433,061,743

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$24,824,231	$13,947,652
Accrued brokerage fees	653,432	852,551
Accrued advisory fees	567,211	734,211
Accrued sponsor fees	283,606	367,106
Payable to Master Funds	2,512	2,155
Total liabilities	26,330,992	15,903,675

Members’ capital:
Class 0 Units (2,297,034.613 and 2,827,795.124 units issued and outstanding at $116.90 and $123.17 per unit, respectively)	268,531,769	348,287,779
Class 2 Units (553,749.493 and 688,937.679 units issued and outstanding at $92.35 and $98.77 per unit, respectively)	51,138,946	68,048,075
Class M Units (4,671.470 and 4,671.470 units issued and outstanding at $173.44 and $176.01 per unit, respectively)	810,239	822,214
Total members’ capital	320,480,954	417,158,068
Total liabilities and members’ capital	$346,811,946	$433,061,743

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	September 30, 2012 (Unaudited)		December 31, 2011 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$17,490,643	5.46%	$19,823,897	4.75%
Graham Energy Focus LLC	-	0.00%	4,391,910	1.05%
Graham Fed Policy Ltd.	-	0.00%	5,956,632	1.43%
Graham Global Monetary Policy LLC	9,631,317	3.01%	10,693,175	2.56%
Graham K4D Trading Ltd.	34,171,169	10.66%	45,101,309	10.82%
Graham Macro Directional LLC	-	0.00%	1,937,065	0.46%
Total investments in Master Funds	$61,293,129	19.13%	$87,903,988	21.07%

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Statements of Operations and Managing Member Allocation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
Net gain (loss) allocated from investments in Master Funds:
Net realized gain on investments	$1,038,332	$5,422,708	$9,935,223	$4,257,925
Net decrease in unrealized appreciation on investments	(2,020,366)	(3,566,381)	(14,232,046)	(14,872,899)
Brokerage commissions and fees	(693,076)	(1,320,014)	(2,684,268)	(3,866,326)
Net gain (loss) allocated from investments in Master Funds	(1,675,110)	536,313	(6,981,091)	(14,481,300)

Net investment loss allocated from investments in Master Funds	(8,036)	(62,904)	(45,702)	(119,491)

Investment income:
Interest income	185,718	439,886	598,677	1,453,597
Total investment income	185,718	439,886	598,677	1,453,597

Expenses:
Brokerage fees	2,090,971	3,014,313	6,762,197	8,769,947
Advisory fees	1,813,258	2,616,830	5,847,390	7,598,949
Sponsor fees	906,629	1,308,415	2,923,695	3,799,474
Interest and other	19,923	4,970	27,488	23,474
Commission reimbursements	(693,076)	(1,320,014)	(2,684,268)	(3,866,326)
Total expenses	4,137,705	5,624,514	12,876,502	16,325,518
Net investment loss of the Fund	(3,951,987)	(5,184,628)	(12,277,825)	(14,871,921)

Net loss	(5,635,133)	(4,711,219)	(19,304,618)	(29,472,712)

Incentive allocation	-	-	-	(51,877)

Net loss available for pro-rata allocation to all members	$(5,635,133)	$(4,711,219)	$(19,304,618)	$(29,524,589)

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Statements of Changes in Members’ Capital

For the nine months ended September 30, 2012 (unaudited) and 2011 (unaudited)

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2010	2,685,172.128	$373,121,130	639,582.657	$72,710,381	4,671.470	$882,328	$446,713,839
Subscriptions	763,027.691	105,586,997	159,240.404	17,823,871	–	–	123,410,868
Redemptions	(463,051.112)	(61,843,890)	(79,285.065)	(8,791,036)	–	(51,877)	(70,686,803)
Incentive allocation	–	(44,314)	–	(7,563)	–	51,877	–
Net loss	–	(24,033,627)	–	(5,424,119)	–	(14,966)	(29,472,712)
Members’ capital, September 30, 2011	2,985,148.707	$392,786,296	719,537.996	$76,311,534	4,671.470	$867,362	$469,965,192

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2011	2,827,795.124	$348,287,779	688,937.679	$68,048,075	4,671.470	$822,214	$417,158,068
Subscriptions	145,451.826	17,940,683	47,476.248	4,649,394	–	–	22,590,077
Redemptions	(676,212.337)	(82,069,164)	(182,664.434)	(17,893,409)	–	–	(99,962,573)
Incentive allocation	–	–	–	–	–	–	–
Net loss	–	(15,627,529)	–	(3,665,114)	–	(11,975)	(19,304,618)
Members’ capital, September 30, 2012	2,297,034.613	$268,531,769	553,749.493	$51,138,946	4,671.470	$810,239	$320,480,954

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Statements of Cash Flows

	Nine Months Ended September 30,
	2012 (Unaudited)	2011 (Unaudited)
Cash flows provided by (used in) operating activities
Net loss	$(19,304,618)	$(29,472,712)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss allocated from investments in Master Funds	7,026,793	14,600,791
Net income allocated from investment in Graham Cash Assets LLC	(598,677)	(1,453,597)
Proceeds from sale of investments in Master Funds	476,843,495	613,324,164
Proceeds from sale of investments in Graham Cash Assets LLC	442,227,109	477,724,559
Investments in Master Funds	(457,246,660)	(666,147,665)
Investments in Graham Cash Assets LLC	(382,110,304)	(497,643,390)
Changes in assets and liabilities:
Accrued commission reimbursements	108,398	(217,827)
Accrued brokerage fees	(199,119)	75,611
Accrued advisory fees	(167,000)	73,559
Accrued sponsor fees	(83,500)	36,779
Net cash provided by (used in) operating activities	66,495,917	(89,099,728)

Cash flows (used in) provided by financing activities
Subscriptions	22,590,077	123,410,868
Redemptions	(89,085,994)	(34,311,140)
Net cash (used in) provided by financing activities	(66,495,917)	89,099,728

Net change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	-

Supplemental non cash operating activities

Investments and proceeds related to investments in Master Funds consolidated into Graham Commodity Strategies LLC not included above:  $1,362,929 (See Note 2)

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

September 30, 2012

1. Organization and Business

Graham Alternative Investment Trading LLC (“GAIT”) was formed on May 18, 2006, commenced operations on August 1, 2006 and is organized as a Delaware Limited Liability Company. Graham Capital Management, L.P. (the “Managing Member” or “Manager”) is the Managing Member and the sole investment advisor. The Managing Member is registered as a Commodity Pool Operator and Commodity Trading Advisor with the Commodity Futures Trading Commission and is a member of the National Futures Association. The Managing Member is also registered as a Registered Investment Advisor with the Securities and Exchange Commission.

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Investments in Master Funds

GAIT invests in various Master Funds which are managed by the Managing Member. These investments are valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of the Master Funds’ reported net asset values. Gains and losses are allocated monthly by each Master Fund to GAIT based upon GAIT’s proportionate share of the net asset value of each Master Fund and are included in the statements of operations and managing member allocation.

During the period ended September 30, 2012 certain Master Funds in which GAIT invested consolidated their assets under Graham Commodity Strategies LLC and then ceased operations.  The dates of the consolidation were as follows:

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Fair Value (continued)

GAIT reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  In accordance with this hierarchy, GAIT’s investments in Master Funds and Graham Cash Assets LLC (“GCA”) have been classified as Level 2.  These investments are discussed in Notes 3 and 4.  The Master Funds record all of their derivative financial instruments at fair value, which is derived in accordance with U.S. GAAP. There were no Level 3 assets or liabilities held at any point during the nine months ended September 30, 2012 or the twelve months ended December 31, 2011 by GAIT, the Master Funds, or GCA, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Futures Contracts (continued)

A futures contract represents a commitment for the future purchase or sale of an asset or cash settlement based on the value of an asset on a specified date.  The purchase and sale of futures contracts are executed on an exchange which requires margin deposits with a Futures Commission Merchant (“FCM”).  Subsequent payments are made or received by the Master Funds each day, depending on the daily fluctuations in the value of the contract. These changes in valuation are recorded for financial statement purposes as unrealized gains or losses by the Master Funds.  Relative to over-the-counter derivative financial instruments, futures contracts provide reduced counterparty risk to the Master Funds since futures are exchange-traded and the exchanges’ clearing house guarantees the futures against default. However some non-U.S. exchanges are “principals’ markets” in which no common clearing facility exists and the Master Funds may look only to the clearing broker for performance of the contract.  The U.S. Commodity Exchange Act requires an FCM to segregate all funds received from such FCM’s customers in respect of regulated futures transactions. If the FCM were not to do so to the full extent required by law, the assets of the Master Funds might not be fully protected in the event of the bankruptcy or insolvency of the FCM. In that case, the Master Funds would be limited to recovering only a pro rata share of all available funds segregated on behalf of the FCM’s combined customer accounts, even though certain property specifically traceable to the Master Funds was held by the FCM.  In addition, in the event of bankruptcy or insolvency of an exchange or an affiliated clearing house, the Master Funds might experience a loss of funds deposited through its FCM as margin with such exchange or affiliated clearing house, the loss of unrealized profits on its open positions, and the loss of funds owed to it as realized profits on closed positions.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU No. 2011-11”). The amendments in ASU No. 2011-11 affect all entities that have financial instruments that are either offset or are subject to an enforceable master netting arrangement or similar agreement in accordance with authoritative guidance under U.S. GAAP. Entities will be required to disclose both gross information and net information about instruments and transactions eligible for offsetting or subject to an agreement similar to a master netting arrangement in the statement of financial position, to enable users of its financial statements to understand the effect of those arrangements on its financial position. The disclosure is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Manager of the Fund is evaluating the impact that the adoption of ASU No. 2011-11 will have on the Fund’s financial statements.

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

3. Investments in Master Funds

As of September 30, 2012 and December 31, 2011, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members’ capital are individually identified, while smaller investments are aggregated under the caption “Other Master Funds.” The number of Master Funds included for the period in each aggregated category is disclosed parenthetically next to each name. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

September 30, 2012
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Loss (three months then ended)	Net Loss (nine months then ended)

Graham K4D Trading Ltd. – (a)	10.66%	$34,171,169	$2,483,427	$(603,781)
Graham Commodity Strategies LLC – (c)	5.46%	17,490,643	(5,745,948)	(12,934,428)
Other Master Funds (6) – (b) (c) (d)	3.01%	9,631,317	1,579,375	6,511,416
	19.13%	$61,293,129	$(1,683,146)	$(7,026,793)

December 31, 2011
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Gain (three months ended September 30, 2011)	Net Loss (nine months ended September 30, 2011)

Graham K4D Trading Ltd. – (a)	10.82%	$45,101,309	$(16,837,697)	$(33,582,747)
Other Master Funds (8) – (b) (c) (d) (e)	10.25%	42,802,679	17,311,106	18,981,956
	21.07%	$87,903,988	$473,409	$(14,600,791)

(a) – Systematic Macro	(b) – Fixed Income	(c) – Global Macro	(d) – Energy Related	(e) – Commodities

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of September 30, 2012:

	Graham Commodity Strategies LLC (Delaware)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$337,885,653	$96,842,950	$299,033,271
Options, at fair value	4,742,335	-	-
Derivative financial instruments, at fair value	3,792,869	11,949,850	-
CME Membership, at fair value	2,296,500	-	865,729
Subscriptions receivable	13,318	119	5,647
Total assets	348,730,675	108,792,919	299,904,647

Liabilities:
Derivative financial instruments, at fair value	61,439,760	251,642	44,441,143
Due to brokers	124,555,444	426,560	-
Options, at fair value	-	9,997,110	-
Redemptions payable	13,318	-	4,218
Total liabilities	186,008,522	10,675,312	44,445,361
Net assets	$162,722,153	$98,117,607	$255,459,286

Percentage of Master Fund held by GAIT	10.75%	9.82%	13.38%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2012.

Description	Principal Amount / Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC
Long contracts
Bonds
United States
Treasury bill 12/06/12	$75,000,000	$74,990,031	46.08%
Total United States		74,990,031	46.08%
Total bonds *		74,990,031	46.08%

Futures
Brent Crude November 2012 - March 2013	1,867	(564,860)	(0.35)%
Coffee December 2012	3,146	12,609,863	7.75%
Gasoil November 2012 - December 2012	2,635	2,494,950	1.53%
Heating Oil March 2013	1,456	(3,147,808)	(1.93)%
Natural Gas May 2013	3,137	12,081,900	7.42%
Natural Gas November 2012 - January 2014	16,130	39,625,520	24.35%
Nickel December 2012	3,741	16,777,014	10.31%
Wheat December 2013	3,491	9,119,988	5.60%
Wheat December 2012 - July 2013	7,277	8,341,788	5.13%
WTI Crude November 2013	2,000	(12,188,000)	(7.49)%
WTI Crude January 2014	2,000	(11,606,000)	(7.13)%
WTI Crude June 2014	4,000	(15,901,970)	(9.77)%
WTI Crude November 2012 - December 2012	19,589	3,323,770	2.04%
WTI Crude January 2013 - December 2014	2,073	(4,323,760)	(2.66)%
Zinc December 2012	160,068	11,849,545	7.28%
Other commodity		15,646,236	9.62%
Interest Rate		45,425	0.03%
U.S. Bond		407,427	0.25%
Foreign bond		1,912,266	1.18%
U.S. index		324,500	0.20%
Foreign index		(483,851)	(0.30)%
Total futures		86,343,943	53.06%

Swaps
Natural Gas November 2012	30	33,150	0.02%
Other commodity		65,000	0.04%
Total swaps		98,150	0.06%

*- The position is posted as collateral and is included in Due from broker on the Master Fund’s Statement of Financial Condition

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2012.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC (continued)
Long contracts (continued)
Forwards
Foreign currency		$(6,047,681)	(3.72)%
Total forwards		(6,047,681)	(3.72)%

Options
Natural Gas Futures Options January 2013-January 2015 Call $4.00 - $5.00	600	1,236,800	0.76%
Natural Gas Futures Options December 2012 Put $3.00	1,000	281,000	0.17%
Other commodity		1,576,000	0.97%
Interest Rate Futures		1,134,303	0.70%
Currency		2,327,184	1.42%
U.S. Bond		468,750	0.29%
Foreign Bond		64,255	0.04%
U.S. Index		2,612,500	1.61%
Total options		9,700,792	5.96%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2012.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC (continued)
Short contracts
Futures
Coffee March 2013	(2,905)	$(12,978,994)	(7.98)%
Coffee December 2012	(565)	(1,089,113)	(0.67)%
Brent Crude December 2012	(1,899)	(18,686,050)	(11.48)%
Brent Crude January 2013 – June 2013	(2,365)	(3,219,540)	(1.98)%
Gasoil October 2012 - September 2013	(4,278)	7,470,300	4.59%
Heating Oil November 2012 - January 2013	(7,102)	(10,202,006)	(6.27)%
Natural Gas January 2013	(4,228)	(9,491,650)	(5.83)%
Natural Gas April 2013	(5,876)	(18,504,190)	(11.37)%
Natural Gas October 2013	(2,779)	(9,103,920)	(5.59)%
Natural Gas November 2012 - December 2013	(6,572)	(17,962,730)	(11.03)%
Nickel December 2012	(4,065)	(22,254,273)	(13.68)%
Wheat July 2013	(5,708)	(18,958,350)	(11.65)%
Wheat December 2012	(3,433)	623,850	0.38%
Wheat December 2012 - May 2013	(4,295)	(932,675)	(0.57)%
WTI Crude January 2013	(9,266)	15,184,060	9.33%
WTI Crude March 2013	(50)	174,510	0.11%
WTI Crude November 2012 - December 2015	(19,888)	(13,632,110)	(8.38)%
Zinc December 2012	(14,108)	(8,360,017)	(5.14)%
Other commodity		(3,755,036)	(2.31)%
Currency		(111,570)	(0.07)%
U.S. index		31,700	0.02%
U.S. bond		114,625	0.07%
Foreign bond		(48,345)	(0.03)%
Total futures		(145,691,524)	(89.53)%

Swaps
Commodity futures		(172,026)	(0.11)%
Total swaps		(172,026)	(0.11)%

Forwards
Foreign currency		7,822,247	4.81%
Total forwards		7,822,247	4.81%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2012.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC (continued)
Short contracts (continued)
Options
Natural Gas Futures Option November 2012 Put $2.75	(1,000)	$(117,000)	(0.07)%
Natural Gas Futures Option January 2013 - January 2015 Call $4.50 - $5.50	(600)	(560,800)	(0.34)%
Other commodity		(472,000)	(0.29)%
Currency		(988,542)	(0.61)%
U.S. index		(1,975,000)	(1.21)%
U.S. Bond		(312,500)	(0.19)%
Foreign Bond		(25,702)	(0.02)%
Interest rate		(506,913)	(0.31)%
Total options		(4,958,457)	(3.04)%

Total		$22,085,475	13.57%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2012.

Description	Number of Contracts / Notional Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham Global Monetary Policy LLC
Long contracts
Futures
Foreign bond		$2,953,259	3.01%
Commodity		245,570	0.25%
U.S. index		73,750	0.08%
Foreign index		(487,207)	(0.50)%
Total futures		2,785,372	2.84%

Forwards
Foreign currency		(6,634,314)	(6.76)%
Total forwards		(6,634,314)	(6.76)%

Options
Currency		2,682,163	2.73%
Total options		2,682,163	2.73%

Short contracts
Futures
U.S. bond		156,250	0.16%
Foreign bond		(1,932,287)	(1.97)%
Interest rate		(138,400)	(0.14)%
Total futures		(1,914,437)	(1.95)%

Forwards
Euro / Swiss Franc November 2012	CHF(1,098,071,175)	7,863,374	8.00%
Euro / Swiss Franc December 2012	CHF(959,871,893)	6,884,271	7.02%
Other foreign currency		2,713,942	2.77%
Total forwards		17,461,587	17.79%

Options
EUR/CHF November 2012 - December 2012 Call EUR 1.20 – EUR 1.22	(1,300,000,000)	(12,572,485)	(12.81)%
EUR/CHF October 2012 Put $1.20	(200,000,000)	(106,788)	(0.11)%
Total options		(12,679,273)	(12.92)%

Total		$1,701,098	1.73%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedule displays the condensed schedule of investments for the Master Funds as of September 30, 2012.

Description	Principal Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Long contracts
Bonds
United States
Treasury bill 11/23/12	$175,000,000	$174,981,321	68.50%
Total United States		174,981,321	68.50%
Total bonds *		174,981,321	68.50%

Futures
U.S. bond		6,861,412	2.69%
Foreign bond		11,962,581	4.68%
U.S. index		3,335,419	1.31%
Foreign index		(12,174,169)	(4.78)%
Commodity		1,529,719	0.60%
Interest rate		1,318,819	0.52%
Currency		(340,477)	(0.13)%
Total futures		12,493,304	4.89%

Swaps
Commodity futures		(1,120,153)	(0.44)%
Total swaps		(1,120,153)	(0.44)%

Forwards
Foreign currency		1,077,464	0.42%
Total forwards		1,077,464	0.42%

*- The position is posted as collateral and is included in Due from broker on the Master Fund’s Statement of Financial Condition

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedule displays the condensed schedule of investments for the Master Funds as of September 30, 2012.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Short contracts
Futures
U.S. bond		$(363,669)	(0.14)%
Foreign bond		(1,807,422)	(0.71)%
U.S. index		20,780	0.01%
Foreign index		1,009,602	0.40%
Aluminum December 2012	(2,927)	(13,999,420)	(5.48)%
Copper December 2012	(1,087)	(15,653,292)	(6.13)%
Other commodity		(13,641,280)	(5.34)%
Interest rate		(212,880)	(0.08)%
Currency		56,581	0.02%
Total futures		(44,591,000)	(17.45)%

Swaps
Commodity futures		231,193	0.09%
Total swaps		231,193	0.09%

Forwards
Foreign currency		(12,531,951)	(4.91)%
Total forwards		(12,531,951)	(4.91)%

Total		$130,540,178	51.10%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of September 30, 2012:

	Graham Commodity Strategies LLC	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.
Assets
Level 1:
U.S. bond futures	$531,146	$156,250	$7,916,629
Foreign bond futures	1,912,266	3,324,961	11,419,750
U.S. index futures	473,320	73,750	4,359,540
U.S. index futures options	2,612,500	-	-
Foreign index futures	-	-	784,169
Commodity futures	155,561,392	245,570	14,733,141
Commodity futures options	3,093,800	-	-
Commodity futures swaps	98,150	-	2,847,975
Interest rate futures	45,425	-	1,301,144
Interest rate futures options	1,667,308	-	-
Currency futures	-	-	316,292
Total Level 1	165,995,307	3,800,531	43,678,640

Level 2:
Foreign currency forwards	2,428,121	14,581,932	7,081,367
Foreign currency options	2,327,184	2,682,163	-
Treasury bills	74,990,031	-	174,981,321
Total Level 2	79,745,336	17,264,095	182,062,688
Total assets	$245,740,643	$21,064,626	$225,741,328

Liabilities
Level 1:
U.S. bond futures	$(9,094)	$-	$(1,418,886)
Foreign bond futures	(48,345)	(2,303,989)	(1,264,591)
Foreign index futures	(483,851)	(487,207)	(11,948,736)
U.S. index futures	(117,120)	-	(1,003,341)
U.S. index futures options	(1,975,000)	-	-
Commodity futures	(217,101,150)	-	(56,497,414)
Commodity futures options	(1,149,800)	-	-
Commodity futures swaps	(172,026)	-	(3,736,935)
Interest rate futures	-	(138,400)	(195,205)
Interest rate futures options	(845,115)	-	-
Currency futures	(111,570)	-	(600,188)
Total Level 1	(222,013,071)	(2,929,596)	(76,665,296)

Level 2:
Foreign currency forwards	(653,555)	(3,754,659)	(18,535,854)
Foreign currency options	(988,542)	(12,679,273)	-
Total Level 2	(1,642,097)	(16,433,932)	(18,535,854)
Total liabilities	$(223,655,168)	$(19,363,528)	$(95,201,150)

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at September 30, 2012 categorized by primary underlying risk and is representative of the derivative positions held by the Master Funds throughout the period.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade futures and options on a leveraged basis.  Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT. Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers on the Master Funds’ statement of financial condition.

	Graham Commodity Strategies LLC						Graham Global Monetary Policy LLC
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$7,419,518,251	107,321	$(7,431,229,139)	(108,134)	$155,561,392	$(217,101,150)	$63,860,400	360	$-	-	$245,570	$-
Options	203,000,000	2,400	(211,500)	(2,400)	3,093,800	(1,149,800)	-	-	-	-	-	-
Swaps	19,424,000	680	(20,865,000)	(650)	98,150	(172,026)	-	-	-	-	-	-
	7,641,942,251	110,401	(7,452,305,639)	(111,184)	158,753,342	(218,422,976)	63,860,400	360	-	-	245,570	-

Equity price
Futures	233,362,266	3,062	(155,462,785)	(2,184)	473,320	(600,971)	51,630,853	1,000	-	-	73,750	(487,207)
Options	334,375,000	4,500	(431,250,000)	(5,750)	2,612,500	(1,975,000)	-	-	-	-	-	-
	567,737,266	7,562	(586,712,785)	(7,934)	3,085,820	(2,575,971)	51,630,853	1,000	-	-	73,750	(487,207)

Foreign currency exchange rate
Futures	-	-	(17,925,600)	(224)	-	(111,570)	-	-	-	-	-	-
Forwards	719,869,337	N/A	(718,094,775)	N/A	2,428,121	(653,555)	2,408,031,879	N/A	(2,397,204,607)	N/A	14,581,932	(3,754,659)
Options	975,000,000	7	(825,000,000)	(5)	2,327,184	(988,542)	1,650,000,000	10	(1,500,000,000)	(10)	2,682,163	(12,679,273)
	1,694,869,337	7	(1,561,020,375)	(229)	4,755,305	(1,753,667)	4,058,031,879	10	(3,897,204,607)	(10)	17,264,095	(16,433,932)

Interest rate
Futures	1,646,780,129	11,880	(305,897,859)	(2,218)	2,488,837	(57,439)	282,880,121	1,990	(2,690,286,702)	(13,621)	3,481,211	(2,442,389)
Options	2,228,500,000	18,000	(3,067,062,500)	(15,000)	1,667,308	(845,115)	-	-	-	-	-	-
	3,875,280,129	29,880	(3,372,960,359)	(17,218)	4,156,145	(902,554)	282,880,121	1,990	(2,690,286,702)	(13,621)	3,481,211	(2,442,389)
Total	$13,779,828,983	147,850	$(12,972,999,158)	(136,565)	$170,750,612	$(223,655,168)	$4,456,403,253	3,360	$(6,587,491,309)	(13,631)	$21,064,626	$(19,363,528)

Collateral balances supporting all derivative positions						$213,330,209						$96,416,390

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at September 30, 2012 categorized by primary underlying risk and is representative of the derivative positions held by the Master Funds throughout the period.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade futures and options on a leveraged basis.  Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT. Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers on the Master Funds’ statement of financial condition.

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$1,198,556,564	14,445	$(713,150,209)	(11,271)	$14,733,141	$(56,497,414)
Swaps	99,585,522	2,240	(5,016,150)	(142)	2,847,975	(3,736,935)
	1,298,142,086	16,685	(718,166,359)	(11,413)	17,581,116	(60,234,349)

Equity price
Futures	1,540,721,894	20,511	(67,010,421)	(630)	5,143,709	(12,952,077)
	1,540,721,894	20,511	(67,010,421)	(630)	5,143,709	(12,952,077)

Foreign currency exchange rate
Futures	244,905,230	2,329	(43,730,800)	(272)	316,292	(600,188)
Forwards	893,770,434	N/A	(905,224,921)	N/A	7,081,367	(18,535,854)
	1,138,675,664	2,329	(948,955,721)	(272)	7,397,659	(19,136,042)

Interest rate
Futures	15,754,946,513	77,089	(529,612,076)	(1,744)	20,637,523	(2,878,682)
	15,754,946,513	77,089	(529,612,076)	(1,744)	20,637,523	(2,878,682)
Total	$19,732,486,157	116,614	$(2,263,744,577)	(14,059)	$50,760,007	$(95,201,150)

Collateral balances supporting all derivative positions						$299,033,271

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three and nine month periods ended September 30, 2012:

	Graham Commodity Strategies LLC (Delaware)	Graham Energy Focus LLC* (Delaware)	Graham Energy Fundamental LLC ** (Delaware)	Graham Fed Policy Ltd. ** (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC *** (Delaware)	Graham Macro Technical Ltd. *** (BVI)

	Three Months Ended September 30, 2012
Net investment loss	$(10,991)	$-	$-	$-	$(21,003)	$(6,308)	$-	$-

Net realized gain (loss) on investments	(81,819,610)	-	-	-	11,407,726	71,425,119	-	-
Net increase (decrease) in unrealized appreciation on investments	34,454,698	-	-	-	5,221,110	(56,755,770)	-	-
Brokerage commissions and fees	(4,743,379)	-	-	-	(592,033)	(727,408)	-	-
Net gain (loss) on investments	(52,108,291)	-	-	-	16,036,803	13,941,941	-	-
Net income (loss)	$(52,119,282)	$-	$-	$-	$16,015,800	$13,935,633	$-	$-

	Nine Months Ended September 30, 2012
Net investment income (loss)	$178,917	$6,738	$(154)	$(1,576)	$(258,182)	$(251,276)	$(1,941)	$(2,653)

Net realized gain (loss) on investments	(37,980,662)	(3,769,417)	699,173	5,613,230	20,042,369	66,459,854	25,666,911	1,923,109
Net increase (decrease) in unrealized appreciation on investments	(63,711,065)	5,355,406	763,033	(6,791,394)	3,436,812	(72,542,140)	14,493,872	(56,547)
Brokerage commissions and fees	(13,753,662)	(205,978)	(520,725)	(252,116)	(2,154,822)	(3,683,095)	(411,391)	(117,463)
Net gain (loss) on investments	(115,445,389)	1,380,011	941,481	(1,430,280)	21,324,359	(9,765,381)	39,749,392	1,749,099
Net income (loss)	$(115,266,472)	$1,386,749	$941,327	$(1,431,856)	$21,066,177	$(10,016,657)	$39,747,451	$1,746,446

* For the period from January 1, 2012 to February 29, 2012 (date of dissolution)

** For the period from January 1, 2012 to May 29, 2012 (date of dissolution)

*** For the period from January 1, 2012 to May 30, 2012 (date of dissolution)

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three month period ended September 30, 2012:

	Graham Commodity Strategies LLC	Graham Energy Focus LLC	Graham Energy Fundamental LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC	Graham Macro Technical Ltd.
Commodity price
Futures	$(23,903,897)	$-	$-	$-	$(152,555)	$(63,225,657)	$-	$-
Options	826,590	-	-	-	-	-	-	-
Swaps	(912,810)	-	-	-	-	19,663,691	-	-
	(23,990,117)	-	-	-	(152,555)	(43,561,966)	-	-
Equity price
Futures	(2,584,375)	-	-	-	80,296	41,401,204	-	-
CME Membership	150,840	-	-	-	-	(96,021)	-	-
Options	(708,925)	-	-	-	-	-	-	-
	(3,142,460)	-	-	-	80,296	41,305,183	-	-
Foreign currency exchange rate
Futures	(143,330)	-	-	-	-	(3,214,982)	-	-
Forwards	(22,494,300)	-	-	-	34,250,250	(9,449,834)	-	-
Options	257,530	-	-	-	(11,369,942)	-	-	-
	(22,380,100)	-	-	-	22,880,308	(12,664,816)	-	-
Interest rate
Futures	2,354,473	-	-	-	(6,556,382)	29,557,675	-	-
Options	(224,292)	-	-	-	377,169	-	-	-
Treasury bills	17,584	-	-	-	-	33,273	-	-
	2,147,765	-	-	-	(6,179,213)	29,590,948	-	-
Total	$(47,364,912)	$-	$-	$-	$16,628,836	$14,669,349	$-	$-

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the nine month period ended September 30, 2012:

	Graham Commodity Strategies LLC	Graham Energy Focus LLC	Graham Energy Fundamental LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC	Graham Macro Technical Ltd.
Commodity price
Futures	$(36,854,995)	$12,682,853	$1,464,936	$-	$1,189,567	$(81,607,114)	$(865,110)	$174,280
Options	1,356,730	789,330	(26,230)	-	-	-	-	3,050
Swaps	1,347,557	(11,744,944)	23,500	-	-	14,841,875	-	-
	(34,150,708)	1,727,239	1,462,206	-	1,189,567	(66,765,239)	(865,110)	177,330
Equity price
Futures	(9,868,887)	(141,250)	-	17,313	4,426,845	45,742,293	1,981,489	754,753
CME Membership	(1,420)	-	-	-	-	(178,371)	-	-
Options	(798,925)	-	-	-	-	-	-	(248,800)
	(10,669,232)	(141,250)	-	17,313	4,426,845	45,563,922	1,981,489	505,953
Foreign currency exchange rate
Futures	2,842,050	-	-	-	-	(17,885,349)	-	(25)
Forwards	(62,323,952)	-	-	-	23,654,065	(58,357,586)	33,756,168	1,033,665
Options	(1,647,201)	-	-	-	(16,376,531)	-	1,335,000	375,203
	(61,129,103)	-	-	-	7,277,534	(76,242,935)	35,091,168	1,408,843
Interest rate
Futures	2,074,599	-	-	(4,431,351)	10,333,066	91,272,499	4,218,861	(144,332)
Options	2,155,022	-	-	3,235,874	252,169	-	(265,625)	(81,232)
Treasury bills	27,695	-	-	-	-	89,467	-	-
	4,257,316	-	-	(1,195,477)	10,585,235	91,361,966	3,953,236	(225,564)
Total	$(101,691,727)	$1,585,989	$1,462,206	$(1,178,164)	$23,479,181	$(6,082,286)	$40,160,783	$1,866,562

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2011.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC (continued)
Short contracts
Futures
Brent Crude Penultimate Financial December 2012	(1,097)	$(9,057,530)	(6.87)%
Other Brent Crude April 2012 - December 2013	(2,581)	(4,752,620)	(3.61)%
Coffee March 2012	(1,799)	(1,080,731)	(0.82)%
Corn December 2012	(1,074)	1,099,575	0.83%
Gasoil June 2012 - December 2012	(3,748)	(10,964,450)	(8.32)%
Natural Gas April 2012	(7,358)	12,529,350	9.51%
Other Natural Gas October 2012	(275)	2,387,340	1.81%
Wheat July 2012	(2,919)	23,443,525	17.79%
Other Wheat May 2012	(765)	(792,350)	(0.60)%
WTI Crude October 2012	(1,500)	(18,800,000)	(14.27)%
Other WTI Crude February 2012 - December 2014	(12,649)	(2,116,630)	(1.60)%
Other commodity		(9,868,200)	(7.49)%
U.S. index		(11,021)	(0.01)%
Total futures		(17,983,742)	(13.65)%

Swaps
Wheat future March 2012	(1,539)	(6,067,775)	(4.60)%
Other Wheat future July 2012	(427)	(1,435,788)	(1.09)%
Other commodity futures		(128,637)	(0.10)%
Total swaps		(7,632,200)	(5.79)%

Total		$(10,834,559)	(8.22)%

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at December 31, 2011 categorized by primary underlying risk and is representative of the derivative positions held by the Master Funds throughout the period.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade futures and options on a leveraged basis.  Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT. Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers on the Master Funds’ statement of financial condition.

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at December 31, 2011 categorized by primary underlying risk and is representative of the derivative positions held by the Master Funds throughout the period.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade futures and options on a leveraged basis.  Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT. Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers on the Master Funds’ statement of financial condition.

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at December 31, 2011 categorized by primary underlying risk and is representative of the derivative positions held by the Master Funds throughout the period.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade futures and options on a leveraged basis.  Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT. Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers on the Master Funds’ statement of financial condition.

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in GCA, an entity for which the Manager is also the sole investment advisor. GCA commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which range in maturity from one to twenty-four months. GCA also maintains cash and cash equivalents on deposit with major U.S. institutions. GCA values all fixed income securities at amortized cost which approximates fair value.  GAIT’s investment in GCA is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of GCA’s reported net asset value. GAIT records its proportionate share of GCA’s investment income and expenses on a monthly basis. For the three months ended September 30, 2012, the total amount recognized by GAIT with respect to its investment in GCA was $185,718.  For the nine months ended September 30, 2012, the total amount recognized by GAIT with respect to its investment in GCA was $598,677.  For the three months ended September 30, 2011, the total amount recognized by GAIT with respect to its investment in GCA was $439,886.  For the nine months ended September 30, 2011, the total amount recognized by GAIT with respect to its investment in GCA was $1,453,597.  These amounts are included in interest income in the statements of operations and managing member allocation.  At September 30, 2012 and December 31, 2011, GAIT owned approximately 6.67% and 11.59%, respectively, of GCA.  The following table summarizes the financial position of GCA as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$904,800,764	$556,557,151
Investments in fixed income securities (cost $3,366,638,679 and $2,412,672,700 respectively)	3,366,638,679	2,412,672,700
Accrued interest income	7,792,911	4,670,722
Total assets	4,279,232,354	2,973,900,573

Liabilities:
Other liabilities	9,990	29,450
Total liabilities	9,990	29,450
Net assets	$4,279,222,364	$2,973,871,123

The following table summarizes the results of operations of GCA for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment income
Interest income	$2,748,540	$3,492,406	$7,600,101	$11,203,532
Total investment income	2,748,540	3,492,406	7,600,101	11,203,532

Expenses:
Bank fee expense	30,845	127,380	92,482	386,034
Total expenses	30,845	127,380	92,482	386,034
Net investment income	2,717,695	3,365,026	7,507,619	10,817,498
Net income	$2,717,695	$3,365,026	$7,507,619	$10,817,498

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of GCA as of September 30, 2012:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $3,366,638,679)
United States
FDIC Guaranteed Bonds (cost $328,522,436)
FDIC guaranteed bonds		$328,522,436	7.68%
Total FDIC Guaranteed Bonds		328,522,436	7.68%

Government Bonds (cost $3,038,116,243)
U.S. Treasury 0.13% - 2.50% due 10/31/2012 – 09/15/2014	$3,025,000,000	3,038,116,243	71.00%
Total Government Bonds		3,038,116,243	71.00%

Total Investments in Fixed Income Securities		$3,366,638,679	78.68%

The following represents the condensed schedule of investments of GCA as of December 31, 2011:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $2,412,672,700)
United States
FDIC Guaranteed Bonds (cost $623,918,691)
Citigroup Funding 1.88% – 2.25% due 04/30/12 –12/10/12	$374,364,000	$378,090,518	12.71%
Other FDIC guaranteed bonds		245,828,173	8.27%
Total FDIC Guaranteed Bonds		623,918,691	20.98%

Government Bonds (cost $1,788,754,009)
U.S. Treasury 0.13% – 1.38% due 01/31/12 – 11/15/13	1,785,000,000	1,788,754,009	60.15%
Total Government Bonds		1,788,754,009	60.15%

Total Investments in Fixed Income Securities		$2,412,672,700	81.13%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

GCA reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  The following table shows the fair value classification of each investment type held by GCA as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Assets
Level 2:
Fixed income securities
FDIC Guaranteed Bonds	$328,522,436	$623,918,691
Government Bonds	3,038,116,243	1,788,754,009
Total fixed income securities	3,366,638,679	2,412,672,700
Total Level 2	3,366,638,679	2,412,672,700
Total assets	$3,366,638,679	$2,412,672,700

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

8. Financial Highlights

The following is the per unit operating performance calculation for the three month periods ended September 30, 2012 and 2011:

	Class 0	Class 2
Per unit operating performance:
Net asset value per unit, June 30, 2011	$132.67	$107.48
Net loss:
Net investment loss	(2.50)	(2.54)
Net gain on investments	1.41	1.12
Net loss	(1.09)	(1.42)
Net asset value per unit, September 30, 2011	$131.58	$106.06

Net asset value per unit, June 30, 2012	$118.77	$94.30
Net loss:
Net investment loss	(1.27)	(1.49)
Net loss on investments	(0.60)	(0.46)
Net loss	(1.87)	(1.95)
Net asset value per unit, September 30, 2012	$116.90	$92.35

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three month periods ended September 30, 2012 and 2011:

	Class 0		Class 2
	2012	2011	2012	2011

Total return before Incentive Allocation	(1.57)%	(0.82)%	(2.07)%	(1.32)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(1.57)%	(0.82)%	(2.07)%	(1.32)%

Net investment loss before Incentive Allocation	(1.06)%	(1.88)%	(1.57)%	(2.36)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(1.06)%	(1.88)%	(1.57)%	(2.36)%

Total expenses before Incentive Allocation	1.31%	1.32%	1.81%	1.80%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	1.31%*	1.32%*	1.81%*	1.80%*

*- The percentages above represent total gross expenses before commission reimbursements (see Note 6), which represent 0.20% of average members’ capital for 2012 and 0.20% of average members’ capital for 2011.

The following is the per unit operating performance calculation for the nine month periods ended September 30, 2012 and 2011:

	Class 0	Class 2
Per unit operating performance:
Net asset value per unit, December 31, 2010	$138.96	$113.68
Net loss:
Net investment loss	(5.32)	(5.98)
Net loss on investments	(2.06)	(1.64)
Net loss	(7.38)	(7.62)
Net asset value per unit, September 30, 2011	$131.58	$106.06

Net asset value per unit, December 31, 2011	$123.17	$98.77
Net loss:
Net investment loss	(3.68)	(4.43)
Net loss on investments	(2.59)	(1.99)
Net loss	(6.27)	(6.42)
Net asset value per unit, September 30, 2012	$116.90	$92.35

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the nine month periods ended September 30, 2012 and 2011:

	Class 0		Class 2
	2012	2011	2012	2011

Total return before Incentive Allocation	(5.09)%	(5.30)%	(6.50)%	(6.69)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Total return after Incentive Allocation	(5.09)%	(5.31)%	(6.50)%	(6.70)%

Net investment loss before Incentive Allocation	(2.99)%	(3.82)%	(4.52)%	(5.25)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Net investment loss after Incentive Allocation	(2.99)%	(3.83)%	(4.52)%	(5.26)%

Total expenses before Incentive Allocation	3.83%	3.87%	5.36%	5.37%
Incentive Allocation	0.00	0.01	0.00	0.01
Total expenses after Incentive Allocation	3.83%*	3.88%*	5.36%*	5.38%*

*- The percentages above represent total gross expenses before commission reimbursements (see Note 6), which represent 0.70% of average members’ capital for 2012 and 0.79% of average members’ capital for 2011.

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss allocated from Master Funds and GCA. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation.  Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the three and nine month periods ended September 30, 2012 and 2011.

9.  Subsequent Events

GAIT had subscriptions of approximately $3.3 million and redemptions of approximately $9.7 million through November 14, 2012, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

Index

Graham Alternative Investment Trading II LLC
Statements of Financial Condition

Assets	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)
Investment in Graham K4D Trading Ltd., at fair value	$9,459,856	$13,021,233
Investment in Graham Cash Assets LLC, at fair value	45,764,391	59,403,888
Accrued commission reimbursements	10,824	29,549
Receivable from Graham K4D Trading Ltd.	123	532
Total assets	$55,235,194	$72,455,202

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$7,458,747	$2,739,451
Accrued brokerage fees	133,432	183,148
Accrued advisory fees	90,475	122,997
Accrued sponsor fees	45,238	61,499
Total liabilities	7,727,892	3,107,095

Members’ capital:
Class 0 Units (277,104.562 and 434,835.751 units issued and outstanding at $77.99 and $81.35 per unit, respectively)	21,611,379	35,371,951
Class 2 Units (354,391.181 and 439,312.861 units issued and outstanding at $72.94 and $77.24 per unit, respectively)	25,850,622	33,930,645
Class M Units (500.000 and 500.000 units issued and outstanding at $90.60 and $91.02 per unit, respectively)	45,301	45,511
Total members’ capital	47,507,302	69,348,107
Total liabilities and members’ capital	$55,235,194	$72,455,202

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Operations and Managing Member Allocation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
Net gain (loss) allocated from investment in Graham K4D Trading Ltd.:
Net realized gain (loss) on investments	$2,645,605	$(6,145,327)	$2,386,690	$(8,597,423)
Net increase (decrease) in unrealized appreciation on investments	(1,870,678)	1,135,707	(2,323,849)	(1,007,154)
Brokerage commissions and fees	(27,743)	(136,481)	(151,886)	(401,873)
Net gain (loss) allocated from investment in Graham K4D Trading Ltd.	747,184	(5,146,101)	(89,045)	(10,006,450)

Net investment loss allocated from investment in Graham K4D Trading Ltd.	(223)	(6,382)	(10,484)	(17,280)

Investment income:
Interest income	30,492	81,771	100,644	255,251
Total investment income	30,492	81,771	100,644	255,251

Expenses:
Brokerage fees	441,989	656,221	1,418,017	1,860,993
Advisory fees	299,315	455,698	959,394	1,305,702
Sponsor fees	149,658	227,850	479,697	652,851
Interest and other	17,624	1,438	20,372	13,283
Commission reimbursements	(27,743)	(136,481)	(151,886)	(401,873)
Total expenses	880,843	1,204,726	2,725,594	3,430,956
Net investment loss of the Fund	(850,351)	(1,122,955)	(2,624,950)	(3,175,705)

Net loss	(103,390)	(6,275,438)	(2,724,479)	(13,199,435)

Incentive allocation	-	-	-	(8,810)

Net loss available for pro-rata allocation to all members	$(103,390)	$(6,275,438)	$(2,724,479)	$(13,208,245)

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Changes in Members’ Capital

For the nine months ended September 30, 2012 (unaudited) and 2011 (unaudited)

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2010	397,859.944	$40,945,899	288,630.496	$28,783,191	500.000	$54,780	$69,783,870
Subscriptions	183,283.943	18,535,267	196,372.704	18,976,245	–	–	37,511,512
Redemptions	(132,316.205)	(12,190,510)	(38,757.393)	(3,667,699)	–	(8,810)	(15,867,019)
Incentive allocation	–	(4,821)	–	(3,989)	–	8,810	–
Net loss	–	(7,169,283)	–	(6,024,751)	–	(5,401)	(13,199,435)
Members’ capital, September 30, 2011	448,827.682	$40,116,552	446,245.807	$38,062,997	500.000	$49,379	$78,228,928

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2011	434,835.751	$35,371,951	439,312.861	$33,930,645	500.000	$45,511	$69,348,107
Subscriptions	10,857.666	891,279	4,141.355	316,000	–	–	1,207,279
Redemptions	(168,588.855)	(13,461,546)	(89,063.035)	(6,862,059)	–	–	(20,323,605)
Incentive allocation	–	–	–	–	–	–	–
Net loss	–	(1,190,305)	–	(1,533,964)	–	(210)	(2,724,479)
Members’ capital, September 30, 2012	277,104.562	$21,611,379	354,391.181	$25,850,622	500.000	$45,301	$47,507,302

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Cash Flows

	Nine Months Ended September 30,
	2012 (Unaudited)	2011 (Unaudited)
Cash flows provided by (used in) operating activities
Net loss	$(2,724,479)	$(13,199,435)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss allocated from investment in Graham K4D Trading Ltd.	99,529	10,023,730
Net income allocated from investment in Graham Cash Assets LLC	(100,644)	(255,251)
Proceeds from sale of investments in Graham K4D Trading Ltd.	50,429,361	78,991,608
Proceeds from sale of investments in Graham Cash Assets LLC	64,635,792	99,937,666
Investments in Graham K4D Trading Ltd.	(46,967,104)	(91,053,750)
Investments in Graham Cash Assets LLC	(50,895,651)	(113,578,197)
Changes in assets and liabilities:
Accrued commission reimbursements	18,725	(22,345)
Accrued brokerage fees	(49,716)	36,268
Accrued advisory fees	(32,522)	22,328
Accrued sponsor fees	(16,261)	11,164
Net cash provided by (used in) operating activities	14,397,030	(29,086,214)

Cash flows (used in) provided by financing activities
Subscriptions	1,207,279	37,511,512
Redemptions	(15,604,309)	(8,425,298)
Net cash (used in) provided by financing activities	(14,397,030)	29,086,214

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements

September 30, 2012

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

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Investment in Graham K4D Trading Ltd.

GAIT II invests in K4D Trading which is managed by the Managing Member. This investment is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT II’s proportionate share of K4D Trading’s reported net asset value. Gains and losses are allocated monthly by K4D Trading to GAIT II based upon GAIT II’s proportionate share of the net asset value of K4D Trading and are included in the accompanying statements of operations and managing member allocation.

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

GAIT II reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  In accordance with this hierarchy, GAIT II’s investments in K4D Trading and Graham Cash Assets LLC (“GCA”) have been classified as Level 2 valuations. The Master Fund records all its derivative financial instruments at fair value, which is derived in accordance with U.S. GAAP.  There were no Level 3 assets or liabilities held at any point during the nine months ended September 30, 2012 or the twelve months ended December 31, 2011 by GAIT II, K4D Trading, or GCA, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

Unrealized gains and losses from derivative financial instruments are recorded based on changes in their fair value.  Realized gains and losses are recorded when the positions are closed. All unrealized and realized gains and losses related to derivative financial instruments are included in net realized gain (loss) and net increase (decrease) in appreciation on investments in the Master Fund’s statements of operations.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU No. 2011-11”). The amendments in ASU No. 2011-11 affect all entities that have financial instruments that are either offset or are subject to an enforceable master netting arrangement or similar agreement in accordance with authoritative guidance under U.S. GAAP. Entities will be required to disclose both gross information and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting arrangement in the statement of financial position to enable users of its financial statements to understand the effect of those arrangements on its financial position. The disclosure is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Manager is evaluating the impact that the adoption of ASU No. 2011-11 will have on the Fund's financial statements.

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

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd.

As of September 30, 2012 and December 31, 2011, GAIT II invested in K4D Trading, a master trading vehicle also managed by the Managing Manager. GAIT II’s investment in K4D Trading, as well as its investment objective, is summarized below. K4D Trading and GAIT II are related parties. K4D Trading does not charge any management or incentive fees, and offers monthly subscriptions and redemptions.

September 30, 2012
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (three months then ended)	Net Loss (nine months then ended)

Systematic Macro
Graham K4D Trading Ltd.	19.91%	$9,459,856	$746,961	$(99,529)
	19.91%	$9,459,856	$746,961	$(99,529)

December 31, 2011
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Loss (nine months ended September 30, 2011)	Net Loss (nine months ended September 30, 2011)

Systematic Macro
Graham K4D Trading Ltd.	18.78%	$13,021,233	$(5,152,483)	$(10,023,730)
	18.78%	$13,021,233	$(5,152,483)	$(10,023,730)

The following table summarizes the financial position of K4D Trading as of September 30, 2012.

Assets:
Due from brokers	$299,033,271
Derivative financial instruments, at fair value	-
CME Membership, at fair value	865,729
Subscriptions receivable	5,647
Total assets	299,904,647

Liabilities:
Derivative financial instruments, at fair value	44,441,143
Redemptions payable	4,218
Total liabilities	44,445,361
Net assets	$255,459,286

Percentage of K4D Trading held by GAIT II	3.70%

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Master Funds (continued)

The following schedule displays the condensed schedule of investments for K4D Trading as of September 30, 2012.

Description	Principal Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Long contracts
Bonds
United States
Treasury bill 11/23/12	$175,000,000	$174,981,321	68.50%
Total United States		174,981,321	68.50%
Total bonds *		174,981,321	68.50%

Futures
U.S. bond		6,861,412	2.69%
Foreign bond		11,962,581	4.68%
U.S. index		3,335,419	1.31%
Foreign index		(12,174,169)	(4.78)%
Commodity		1,529,719	0.60%
Interest rate		1,318,819	0.52%
Currency		(340,477)	(0.13)%
Total futures		12,493,304	4.89%

Swaps
Commodity futures		(1,120,153)	(0.44)%
Total swaps		(1,120,153)	(0.44)%

Forwards
Foreign currency		1,077,464	0.42%
Total forwards		1,077,464	0.42%

*- The position is posted as collateral and is included in Due from broker on the Master Fund’s Statement of Financial Condition

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Master Funds (continued)

The following schedule displays the condensed schedule of investments for K4D Trading as of September 30, 2012.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Short contracts
Futures
U.S. bond		$(363,669)	(0.14)%
Foreign bond		(1,807,422)	(0.71)%
U.S. index		20,780	0.01%
Foreign index		1,009,602	0.40%
Aluminum December 2012	(2,927)	(13,999,420)	(5.48)%
Copper December 2012	(1,087)	(15,653,292)	(6.13)%
Other commodity		(13,641,280)	(5.34)%
Interest rate		(212,880)	(0.08)%
Currency		56,581	0.02%
Total futures		(44,591,000)	(17.45)%

Swaps
Commodity futures		231,193	0.09%
Total swaps		231,193	0.09%

Forwards
Foreign currency		(12,531,951)	(4.91)%
Total forwards		(12,531,951)	(4.91)%

Total		$130,540,178	51.10%

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table shows the fair value classification of each investment type for K4D Trading as of September 30, 2012:

Assets
Level 1:
U.S. bond futures	$7,916,629
Foreign bond futures	11,419,750
U.S. index futures	4,359,540
Foreign index futures	784,169
Commodity futures	14,733,141
Commodity futures swaps	2,847,975
Interest rate futures	1,301,144
Currency futures	316,292
Total Level 1	43,678,640

Level 2:
Foreign currency forwards	7,081,367
Treasury bills	174,981,321
Total Level 2	182,062,688
Total assets	$225,741,328

Liabilities
Level 1:
U.S. bond futures	$(1,418,886)
Foreign bond futures	(1,264,591)
Foreign index futures	(11,948,736)
U.S. index futures	(1,003,341)
Commodity futures	(56,497,414)
Commodity futures swaps	(3,736,935)
Interest rate futures	(195,205)
Currency futures	(600,188)
Total Level 1	(76,665,296)

Level 2:
Foreign currency forwards	(18,535,854)
Total Level 2	(18,535,854)
Total liabilities	$(95,201,150)

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Fund at September 30, 2012 categorized by primary underlying risk and is representative of the derivative positions held by K4D Trading throughout the period.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. K4D Trading trades futures and options on a leveraged basis.  Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of K4D Trading by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Fund and GAIT. Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers on K4D Trading’s statement of financial condition.

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$1,198,556,564	14,445	$(713,150,209)	(11,271)	$14,733,141	$(56,497,414)
Swaps	99,585,522	2,240	(5,016,150)	(142)	2,847,975	(3,736,935)
	1,298,142,086	16,685	(718,166,359)	(11,413)	17,581,116	(60,234,349)

Equity price
Futures	1,540,721,894	20,511	(67,010,421)	(630)	5,143,709	(12,952,077)
	1,540,721,894	20,511	(67,010,421)	(630)	5,143,709	(12,952,077)

Foreign currency exchange rate
Futures	244,905,230	2,329	(43,730,800)	(272)	316,292	(600,188)
Forwards	893,770,434	N/A	(905,224,921)	N/A	7,081,367	(18,535,854)
	1,138,675,664	2,329	(948,955,721)	(272)	7,397,659	(19,136,042)

Interest rate
Futures	15,754,946,513	77,089	(529,612,076)	(1,744)	20,637,523	(2,878,682)
	15,754,946,513	77,089	(529,612,076)	(1,744)	20,637,523	(2,878,682)
Total	$19,732,486,157	116,614	$(2,263,744,577)	(14,059)	$50,760,007	$(95,201,150)

Collateral balances supporting all derivative positions						$299,033,271

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table summarizes the results of operations of K4D Trading for the three and nine month periods ended September 30, 2012.

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012

Net investment loss	$(6,308)	$(251,276)

Net realized gain on investments	71,425,119	66,459,854
Net decrease in unrealized appreciation on investments	(56,755,770)	(72,542,140)
Brokerage commissions and fees	(727,408)	(3,683,095)
Net gain (loss) on investments	13,941,941	(9,765,381)
Net income (loss)	$13,935,633	$(10,016,657)

The following table shows the gains and losses on all financial instruments held by the Master Fund reported in net realized gain and net decrease in unrealized appreciation on investments in its statement of operations segregated by primary underlying risk and contract type for the three and nine month periods ended September 30, 2012:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012

Commodity price
Futures	$(63,225,657)	$(81,607,114)
Swaps	19,663,691	14,841,875
	(43,561,966)	(66,765,239)

Equity price
Futures	(96,021)	45,742,293
CME Membership	41,401,204	(178,371)
	41,305,183	45,563,922

Foreign currency exchange rate
Futures	(3,214,982)	(17,885,349)
Forwards	(9,449,834)	(58,357,586)
	(12,664,816)	(76,242,935)

Interest rate
Futures	29,557,675	91,272,499
Treasury bills	33,273	89,467
	29,590,948	91,361,966
Total	$14,669,349	$(6,082,286)

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

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Fund at December 31, 2011 categorized by primary underlying risk and is representative of the derivative positions held by K4D Trading throughout the period.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. K4D Trading trades futures and options on a leveraged basis.  Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of K4D Trading by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Fund and GAIT II. Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers on K4D Trading’s statement of financial condition.

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

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT II invests a portion of its excess liquidity in GCA, an entity for which the Manager is also the sole investment advisor. GCA commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government, which range in maturity from one to twenty-four months. GCA also maintains cash and cash equivalents on deposit with major U.S. institutions. GCA values all fixed income securities at amortized cost which approximates fair value. GAIT II’s investment in GCA is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT II’s proportionate share of GCA’s reported net asset value. GAIT II records its proportionate share of GCA’s investment income and expenses on a monthly basis.  For the three months ended September 30, 2012, the total amount recognized by GAIT II with respect to its investment in GCA was $30,492. For the nine months ended September 30, 2012, the total amount recognized by GAIT II with respect to its investment in GCA was $100,644. For the three months ended September 30, 2011, the total amount recognized by GAIT II with respect to its investment in GCA was $81,771. For the nine months ended September 30, 2011, the total amount recognized by GAIT II with respect to its investment in GCA was $255,251.  These amounts are included in interest income in the statements of operations and managing member allocation. At September 30, 2012 and December 31, 2011, GAIT II owned approximately 1.07% and 2.00%, respectively, of GCA. The following table summarizes the financial position of GCA as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$904,800,764	$556,557,151
Investments in fixed income securities (cost $3,366,638,679 and $2,412,672,700 respectively)	3,366,638,679	2,412,672,700
Accrued interest income	7,792,911	4,670,722
Total assets	4,279,232,354	2,973,900,573

Liabilities:
Other liabilities	9,990	29,450
Total liabilities	9,990	29,450
Net assets	$4,279,222,364	$2,973,871,123

The following table summarizes the results of operations of GCA for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment income
Interest income	$2,748,540	$3,492,406	$7,600,101	$11,203,532
Total investment income	2,748,540	3,492,406	7,600,101	11,203,532

Expenses:
Bank fee expense	30,845	127,380	92,482	386,034
Total expenses	30,845	127,380	92,482	386,034
Net investment income	2,717,695	3,365,026	7,507,619	10,817,498
Net income	$2,717,695	$3,365,026	$7,507,619	$10,817,498

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of GCA as of September 30, 2012:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $3,366,638,679)
United States
FDIC Guaranteed Bonds (cost $328,522,436)
FDIC guaranteed bonds		$328,522,436	7.68%
Total FDIC Guaranteed Bonds		328,522,436	7.68%

Government Bonds (cost $3,038,116,243)
U.S. Treasury 0.13% - 2.50% due 10/31/2012 – 09/15/2014	$3,025,000,000	3,038,116,243	71.00%
Total Government Bonds		3,038,116,243	71.00%

Total Investments in Fixed Income Securities		$3,366,638,679	78.68%

The following represents the condensed schedule of investments of GCA as of December 31, 2011:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $2,412,672,700)
United States
FDIC Guaranteed Bonds (cost $623,918,691)
Citigroup Funding 1.88% – 2.25% due 04/30/12 –12/10/12	$374,364,000	$378,090,518	12.71%
Other FDIC guaranteed bonds		245,828,173	8.27%
Total FDIC Guaranteed Bonds		623,918,691	20.98%

Government Bonds (cost $1,788,754,009)
U.S. Treasury 0.13% – 1.38% due 01/31/12 – 11/15/13	1,785,000,000	1,788,754,009	60.15%
Total Government Bonds		1,788,754,009	60.15%

Total Investments in Fixed Income Securities		$2,412,672,700	81.13%

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

GCA reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  The following table shows the fair value classification of each investment type held by GCA as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Assets
Level 2:
Fixed income securities
FDIC Guaranteed Bonds	$328,522,436	$623,918,691
Government Bonds	3,038,116,243	1,788,754,009
Total fixed income securities	3,366,638,679	2,412,672,700
Total Level 2	3,366,638,679	2,412,672,700
Total assets	$3,366,638,679	$2,412,672,700

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

8. Financial Highlights

The following is the per unit operating performance calculation for the three month periods ended September 30, 2012 and 2011:

	Class 0	Class 2
Per unit operating performance:
Net asset value per unit, June 30, 2011	$95.59	$91.69
Net loss:
Net investment loss	(1.12)	(1.49)
Net loss on investments	(5.09)	(4.90)
Net loss	(6.21)	(6.39)
Net asset value per unit, September 30, 2011	$89.38	$85.30

Net asset value per unit, June 30, 2012	$78.23	$73.54
Net loss:
Net investment loss	(1.04)	(1.31)
Net gain on investments	0.80	0.71
Net loss	(0.24)	(0.60)
Net asset value per unit, September 30, 2012	$77.99	$72.94

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three month periods ended September 30, 2012 and 2011:

	Class 0		Class 2
	2012	2011	2012	2011

Total return before Incentive Allocation	(0.31)%	(6.50)%	(0.82)%	(6.97)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(0.31)%	(6.50)%	(0.82)%	(6.97)%

Net investment loss before Incentive Allocation	(1.29)%	(1.17)%	(1.74)%	(1.63)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(1.29)%	(1.17)%	(1.74)%	(1.63)%

Total expenses before Incentive Allocation	1.37%	1.35%	1.81%	1.82%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	1.37%*	1.35%*	1.81%*	1.82%*

*- The percentages above represent total gross expenses before commission reimbursements (See Note 6), which represent 0.05% of average members’ capital for 2012 and 0.12% of average members’ capital for 2011.

The following is the per unit operating performance calculation for the nine month periods ended September 30, 2012 and 2011:

	Class 0	Class 2
Per unit operating performance:
Net asset value per unit, December 31, 2010	$102.92	$99.72
Net loss:
Net investment loss	(3.43)	(4.73)
Net loss on investments	(10.11)	(9.69)
Net loss	(13.54)	(14.42)
Net asset value per unit, September 30, 2011	$89.38	$85.30

Net asset value per unit, December 31, 2011	$81.35	$77.24
Net loss:
Net investment loss	(2.89)	(3.83)
Net loss on investments	(0.47)	(0.47)
Net loss	(3.36)	(4.30)
Net asset value per unit, September 30, 2012	$77.99	$72.94

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

9. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the nine month periods ended September 30, 2012 and 2011:

	Class 0		Class 2
	2012	2011	2012	2011

Total return before Incentive Allocation	(4.13)%	(13.15)%	(5.57)%	(14.45)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Total return after Incentive Allocation	(4.13)%	(13.16)%	(5.57)%	(14.46)%

Net investment loss before Incentive Allocation	(3.53)%	(3.32)%	(4.98)%	(4.73)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Net investment loss after Incentive Allocation	(3.53)%	(3.33)%	(4.98)%	(4.74)%

Total expenses before Incentive Allocation	3.89%	3.93%	5.33%	5.45%
Incentive Allocation	0.00	0.01	0.00	0.01
Total expenses after Incentive Allocation	3.89%*	3.94%*	5.33%*	5.46%*

*- The percentages above represent total gross expenses before commission reimbursements (See Note 6), which represent 0.25% of average members’ capital for 2012 and 0.48% of average members’ capital for 2011.

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT II and net investment loss allocated from the Master Fund and GCA. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT II, excluding that of the Managing Member, for the three and nine month periods ended September 30, 2012 and 2011.

9. Subsequent Events

GAIT II had subscriptions of approximately $0.1 million and redemptions of approximately $1.5 million through November 14, 2012, the date through which subsequent events were evaluated by management.  These amounts have not been included in the financial statements.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to “Item 1: Financial Statements.”  The information contained therein is essential to, and should be read in conjunction with, the following analysis.  For the purposes of this filing, the term “Fund” shall include each of GAIF I, the GAIT Funds and the master funds in which they invest, unless the context implies otherwise.  The Fund does not engage in the sale of goods or services.  The Fund’s capital consists of capital contributions of the members, as increased or decreased by gains and losses from its investments in the Master Funds, interest, expenses and redemptions.  Its only assets are its investments in the Master Funds.  The Master Funds do not engage in the sale of goods or services.  Their assets are comprised of the equity in their accounts with clearing brokers and OTC counterparties, in each case consisting of cash, open trade equity on derivatives and the net option premium paid or received. In the case of Graham Cash Assets LLC (“Cash Assets”), the assets consist of investments in debt obligations guaranteed by the U.S. federal government, as well as cash and cash equivalents.

For the three months ended September 30, 2012 the Fund’s net asset value decreased by $33,279,656 or -12.6%.  This decrease was attributable to a $24,032,613 or -9.1% net decrease in the Blended Strategies Portfolio and a $9,247,043 or -3.5% net decrease in the Systematic Strategies Portfolio.  The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $3,602,000 or 1.4% offset by redemptions totaling $24,245,883 or -9.2% and a net loss of $3,388,730 or -1.3%, for the period.  The net decrease in the Systematic Strategies Portfolio was attributable to total subscriptions of $80,000 or 0.1% offset by redemptions totaling $9,268,821 or -3.5% and a net loss of $58,222 or -0.1%, for the period.

For the nine months ended September 30, 2012 the Fund’s net asset value decreased by $78,825,165 or -25.4%.  This decrease was attributable to a $62,675,460 or -20.2% net decrease in the Blended Strategies Portfolio and a $16,149,705 or -5.2% net decrease in the Systematic Strategies Portfolio.  The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $8,804,469 or 2.8% offset by redemptions totaling $59,357,704 or -19.1% and net a loss of $12,122,225 or -3.9%, for the period.  The net decrease in the Systematic Strategies Portfolio was attributable to total subscriptions of $608,000 or 0.2% offset by redemptions totaling $14,972,506 or -4.8% and a net loss of $1,785,199 or -0.6%, for the period.

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

Blended Strategies Portfolio

2012 Summary

Three Months Ended September 30, 2012

For the three months ended September 30, 2012, the Blended Strategies Portfolio experienced net trading losses of $474,488. This amount includes a reimbursement from the Advisor of $435,168 for trading commissions allocated from the Master Funds. The trading results, prior to the commission reimbursement, were a loss of $909,656 which is attributable to the following sectors:

Agriculture / Softs	$(651,370)
Base metals	(2,915,882)
Energy	(343,282)
Equities	2,760,915
Foreign exchange	(977,565)
Long term / intermediate rates	346,255
Precious metals	(817,063)
Short term rates	1,688,336
$(909,656)

The Blended Strategies Portfolio posted a net loss from trading for the third quarter of 2012, with the largest losses driven by systematic trading in metals. The portfolio incurred smaller losses in precious metals as gains in gold were more than offset by losses in silver. Currency trading negatively impacted the Portfolio as the euro and Swiss franc reversed their recent trend lower and strengthened sharply versus the U.S. dollar. The portfolio incurred losses in soft commodities as coffee and cocoa prices increased while sugar prices declined during the quarter. Small losses also resulted in energy as gains in gasoline were more than offset by losses in heating oil and crude oil. The portfolio benefitted from the equity rally, with gains in the U.S. and European stock index futures that helped mitigate a portion of the overall losses for the quarter. Modest profits also resulted from trading U.S. and European fixed income futures.

Brokerage, Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund.  Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended September 30, 2012, Brokerage Fees decreased by $642,429 or -33.0%, Advisory Fees decreased by $568,127 or -33.3% and Sponsor Fees decreased by $284,065 or -33.3% in the Blended Strategies Portfolio over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio resulting from subscriptions offset by redemptions and a net loss for the period. During the same period interest income decreased by $169,369 or -59.3%. Interest was earned on free cash at an average annualized yield of 0.25% for the three months ended September 30, 2012 compared to 0.42% for the same period in 2011.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended September 30, 2012 and 2011 there was no Incentive Allocation due to the portfolio’s lack of profitability.

Index

Nine Months Ended September 30, 2012

For the nine months ended September 30, 2012, the Blended Strategies Portfolio experienced net trading losses of $2,705,122. This amount includes a reimbursement from the Advisor of $1,689,009 for trading commissions allocated from the Master Funds. The trading results, prior to the commission reimbursement, were a loss of $4,394,131 which is attributable to the following sectors:

Agriculture / Softs	$(2,469,342)
Base metals	(6,098,364)
Energy	1,118,984
Equities	3,235,232
Foreign exchange	(8,392,127)
Long term / intermediate rates	7,100,745
Precious metals	(1,398,489)
Short term rates	2,509,230
$(4,394,131)

The Blended Strategies Portfolio posted a net loss from trading for the first three quarters of 2012. The largest losses resulted from trading European currencies. The portfolio also experienced losses in metals as short positions in aluminum, zinc, gold and silver negatively impacted the portfolio. Trading in agricultural commodities led to losses, particularly in livestock and sugar. Positions in the fixed income sector benefitted the portfolio, with gains in European, Australian, Asian and U.S. fixed income futures.  The rally in U.S. and European equity indices generated profits for the portfolio, which also helped to mitigate a portion of the year-to-date losses.

Brokerage, Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund.  Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the nine months ended September 30, 2012, Brokerage Fees decreased by $1,482,609 or -26.0%, Advisory Fees decreased by $1,299,106 or -26.1% and Sponsor Fees decreased by $649,555 or -26.1% in the Blended Strategies Portfolio over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio resulting from subscriptions offset by redemptions and a net loss for the period. During the same period interest income decreased by $574,172 or -60.4%. Interest was earned on free cash at an average annualized yield of 0.26% for the nine months ended September 30, 2012 compared to 0.46% for the same period in 2011.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio.  For the nine months ended September 30, 2012, there was no Incentive Allocation compared to $31,172 for the corresponding period in 2011 due to the portfolio’s lack of year to date profitability when compared to the corresponding period in 2011.

Index

The following table illustrates the sector distribution of the Blended Strategies Portfolio’s investments in Master Funds as of September 30, 2012 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	11.0%
Base metals	44.9%
Energy	34.9%
Equities	5.7%
Foreign exchange	20.8%
Long term / intermediate rates	(11.7%)
Precious metals	(2.9%)
Short term rates	(2.7%)
100.0%

2011 Summary

Three Months Ended September 30, 2011

For the three months ended September 30, 2011, the Blended Strategies Portfolio experienced net trading gains of $1,265,419. This amount includes a reimbursement from the Advisor of $859,315 for trading commissions allocated from the Master Funds. The trading results, prior to the commission reimbursement, were a gain of $406,104 which is attributable to the following sectors:

Agriculture	$(2,901,794)
Energy	(2,552,902)
Foreign exchange	(5,923,140)
Interest rates	15,650,854
Metals	9,100,883
Softs	(1,384,464)
Stock index	(11,583,333)
$406,104

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

Nine Months Ended September 30, 2011

For the nine months ended September 30, 2011, the Blended Strategies Portfolio experienced net trading losses of $6,917,017. This amount includes a reimbursement from the Advisor of $2,529,940 for trading commissions allocated from the Master Funds. The trading results, prior to the commission reimbursement, were a loss of $9,446,957 which is attributable to the following sectors:

Agriculture	$(1,988,054)
Energy	(4,669,873)
Foreign exchange	(8,911,630)
Interest rates	14,126,354
Metals	8,897,093
Softs	(1,390,417)
Stock index	(15,510,430)
$(9,446,957)

The portfolio recorded a net loss from trading for the period in stock indices as gains in the early portion of the first quarter on the heels of improved investor confidence were offset in March when the earthquake and tsunami in Japan generated risk aversion.  Market reversals generated significant losses particularly in European stock indices. Losses were also recognized in the second quarter as advances early in the quarter on encouraging earnings data and hopes of a global economic recovery were reversed causing prices to fall in a sharp reduction of risk across various markets.  This pattern continued in the third quarter and the portfolio recorded losses as stock prices fell due to a retreating appetite for risk. Foreign exchange posted losses early in the period from trading in Asian currencies in March and later in the period as gains recognized when the U.S. dollar fell to multi-year lows against most major global currencies was offset as the risk aversion led to a stronger U.S. dollar versus most emerging market and commodity currencies.  The portfolio recorded a net loss for the period in energy as gains from the first quarter on rising oil prices amid increasing political tensions in the Middle East and Libya were overshadowed by losses in the second quarter as prices moved sharply downward in reaction to the announced release of strategic oil reserves in June. The portfolio generated gains in interest rates led by gains in the U.S. fixed income markets as prices climbed amid the diminishing appetite for risk assets and increased safe haven demand.  Gains were recognized in metals as prices rose in the beginning of the second quarter and continued into the third quarter with gold and silver reaching record highs before falling off in the latter part of the third quarter. The portfolio also recognized small losses in agriculture and soft commodities.

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
100.0%

Systematic Strategies Portfolio

2012 Summary

Three Months Ended September 30, 2012

For the three months ended September 30, 2012, the Systematic Strategies Portfolio experienced net trading gains of $514,435. This amount includes a reimbursement from the Advisor of $18,753 for trading commissions allocated from the Master funds. The trading results, prior to the commission reimbursement, were a gain of $495,682 which is attributable to the following sectors:

Agriculture / Softs	$272,464
Base metals	(904,361)
Energy	(203,796)
Equities	1,026,910
Foreign exchange	(297,873)
Long term / intermediate rates	271,027
Precious metals	(200,411)
Short term rates	531,722
$495,682

The Systematic Strategies Portfolio posted a net gain from trading for the third quarter of 2012, with the largest gains resulting from the equity rally, with gains in U.S. and European stock index futures which helped mitigate a portion of the overall losses for the quarter. The portfolio recorded profits in agricultural commodities, including gains in wheat, soybeans, and corn. Profits also resulted from positions in U.S. and European fixed income futures. The largest losses resulted from short positions in base metals as renewed confidence in Europe sparked rallies in copper, aluminum, and zinc prices. The portfolio also incurred smaller losses in precious metals as gains in gold were more than offset by losses in silver. Currency trading negatively impacted the Fund as the euro and Swiss franc reversed their recent trend lower and strengthened sharply versus the U.S. dollar. Small losses resulted in energy as profits in gasoline were more than offset by losses from trading heating oil, natural gas, and crude oil.

Brokerage, Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund.  Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value, which are discussed in detail herein.

Index

For the three months ended September 30, 2012, Brokerage Fees decreased by $140,315 or -33.2%, Advisory Fees decreased by $102,606 or -34.0% and Sponsor Fees decreased by $51,304 or -34.0% in the Systematic Strategies Portfolio over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio resulting from subscriptions offset by redemptions and a net loss for the period. During the same period interest income decreased by $33,897 or -62.6%. Interest was earned on free cash at an average annualized yield of 0.25% for the three months ended September 30, 2012 compared to 0.42% for the same period in 2011.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended September 30, 2012 and 2011 there was no Incentive Allocation due to the portfolio’s lack of profitability.

Nine Months Ended September 30, 2012

For the nine months ended September 30, 2012, the Systematic Strategies Portfolio experienced net trading gains of $30,349. This amount includes a reimbursement from the Advisor of $101,159 for trading commissions allocated from the Master Funds. The trading results, prior to the commission reimbursement, were a loss of $70,810 which is attributable to the following sectors:

Agriculture / Softs	$(91,516)
Base metals	(1,375,343)
Energy	(194,933)
Equities	1,266,244
Foreign exchange	(2,234,353)
Long term / intermediate rates	2,213,945
Precious metals	(178,416)
Short term rates	523,562
$(70,810)

The Systematic Strategies Portfolio posted a net loss from trading for the first three quarters of 2012, prior to the commission reimbursement. The largest losses resulted from positions in European currencies. The Fund also incurred losses from trading in base metals as aluminum, zinc and copper prices moved in a trendless pattern for most of the period.  Trading in gas oil, heating oil and crude oil led to losses in the energy sector for the portfolio. The portfolio recorded gains in European, Australian, Asian and U.S. fixed income futures on a year-to-date basis, which helped to offset a portion of the overall losses during the period. Through September, the global equity rally also benefitted the portfolio, with gains in the U.S. and European stock index futures.

Brokerage, Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund.  Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value, which are discussed in detail herein.

For the nine months ended September 30, 2012, Brokerage Fees decreased by $333,592 or -26.9%, Advisory Fees decreased by $249,538 or -28.1% and Sponsor Fees decreased by $124,769 or -28.1% in the Systematic Strategies Portfolio over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio resulting from subscriptions offset by redemptions and a net loss for the period. During the same period interest income decreased by $106,786 or -61.5%. Interest was earned on free cash at an average annualized yield of 0.26% for the nine months ended September 30, 2012 compared to 0.46% for the same period in 2011.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio.  For the nine months ended September 30, 2012 there was no Incentive Allocation compared to $11,821 for the corresponding period in 2011 due to the portfolio’s lack of year to date profitability when compared to the corresponding period in 2011.

Index

The following table illustrates the sector distribution of the Systematic Strategies Portfolio’s investments in Master Funds as of September 30, 2012 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	25.2%
Base metals	80.7%
Energy	(1.4%)
Equities	17.6%
Foreign exchange	26.4%
Long Term / intermediate rates	(37.5%)
Precious metals	(8.5%)
Short term rates	(2.5%)
100.0%

2011 Summary

Three Months Ended September 30, 2011

For the three months ended September 30, 2011, the Systematic Strategies Portfolio experienced net trading losses of $3,294,560. This amount includes a reimbursement from the Advisor of $90,257 for trading commissions allocated from the Master Funds. The trading results, prior to the commission reimbursement, were a loss of $3,384,817 which is attributable to the following sectors:

Agriculture	$(362,644)
Energy	(669,491)
Foreign exchange	(2,036,400)
Interest rates	2,073,051
Metals	1,162,069
Softs	(270,931)
Stock index	(3,280,471)
$(3,384,817)

The portfolio recognized significant losses in stock indices as the magnitude of declines in global stock indices in reaction to the S&P downgrade of the U.S. debt, heightened concern both in U.S. and European markets.  Losses were recorded in foreign exchange as early gains were erased mid quarter when entrenched, long-term market trends reversed and investors sold commodity currencies aggressively in favor of the U.S. dollar.  While positions in the Swiss franc provided some safe haven for the portfolio in the early part of the period, those gains were reversed amid speculation the Swiss National Bank would and later did seek to limit the strength of the currency relative to the euro.  Losses were recognized in energy, agriculture, and softs as the lack of sustained direction in these markets provided a difficult trading environment for the portfolio.  The portfolio posted gains in U.S. and European interest rate trading as prices rallied when investors sought safe haven investments as well as price appreciation on the heels of the U.S. Federal Reserve’s “operation twist.” Gains were recognized in metals as gold and silver reached new highs by the middle of the quarter.  A portion of these gains were reversed later in the period as prices retreated, but the portfolio still posted an overall gain.

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

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio for the period. For the three months ended September 30, 2011 and 2010 there was no Incentive Allocation due to the portfolio's lack of profitability.

Nine Months Ended September 30, 2011

For the nine months ended September 30, 2011, the Systematic Strategies Portfolio experienced net trading losses of $6,374,148. This amount includes a reimbursement from the Advisor of $272,840 for trading commissions allocated from the Master Funds. The trading results, prior to the commission reimbursement, were a loss of $6,646,988 which is attributable to the following sectors:

Agriculture	$(712,624)
Energy	(1,326,115)
Foreign exchange	(2,756,699)
Interest rates	2,117,703
Metals	1,291,799
Softs	(366,707)
Stock index	(4,894,344)
$(6,646,988)

Stock indices generated overall losses for the period despite recognizing gains early  in the year amid rising equity prices driven by improved global economic output and improved investor optimism.  Significant losses, notably in European indices, were recognized in March as the earthquake and tsunami in Japan generated dramatic market reversals.  Stock indices also generated losses as advances early in the second quarter on encouraging earnings data fueled hope of a global economic recovery were reversed causing prices to fall in a sharp reduction of risk across various markets. The portfolio recognized significant losses in the third quarter as the magnitude of declines in global stock indices in reaction to the S&P downgrade of the U.S. debt heightened concern both in the U.S. and European markets. Foreign exchange generated losses during the period as the U.S. dollar abruptly reversed its declining trend early in the first quarter and strengthened following the release of favorable employment data.  The losses were slightly offset as trading for the remainder of the quarter generated modest gains notably in commodity currencies such as the Canadian and Australian dollars.  Gains were recognized in foreign exchange in the second quarter despite significant volatility during the quarter as the U.S. dollar fell then rose sharply against European and commodity currencies as the oscillating outlook for the eurozone debt crisis and conflicting economic reports drove the markets.  Losses were recorded in the third quarter as early gains were erased mid quarter when entrenched, long-term market trends reversed and investors sold commodity currencies aggressively in favor of the U.S. dollar.  While positions in the Swiss franc provided some safe haven for the portfolio in the early part of the period, gains were reversed amid speculation the Swiss National Bank would and later did seek to limit the strength of the currency relative to the euro. The portfolio was able to generate profits in energy in the first quarter notably in crude and heating oil as continued tensions in the Middle East drove energy price higher.  These profits were offset by larger losses generated in the second quarter as prices moved sharply downward in reaction to the announced release of strategic oil reserves in June.  Losses were recognized in the third quarter as well as the lack of sustained direction in the energy sector provided a difficult trading environment for the portfolio. Losses were also recognized in the agriculture and softs sectors during the period.  The portfolio was able to post gains in the metals sector benefiting from the rising price of silver which rose amid steep demand on tight supply levels during the first quarter.  These gains were mitigated by losses in the second quarter as prices reversed, notably in gold, late in the quarter when investors unloaded safe haven assets in favor of riskier ones.  Gains were generated in the third quarter as gold and silver reached new highs by the middle of the quarter on investor concerns over sovereign debt and global economic growth. A portion of these gains were reversed later in the period as prices retreated but the portfolio posted an overall gain for the quarter.  The portfolio was able to generate profits in the fixed income sector led by gains in the U.S. interest rates markets in the second quarter as prices climbed amid the diminishing appetite for risk assets in the beginning of the quarter offset by losses later in the quarter as the appetite for risk returned.  The portfolio was able to post some gains in the European fixed income markets despite the sharp market reversals at the end of the quarter. The portfolio also posted gains in the third quarter in the U.S. and European interest rates sectors as prices rallied when investors sought safe haven investments and price appreciation on the heels of the U.S. Federal Reserve’s “operation twist.”

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

	Blended Strategies Portfolio	Systematic Strategies Portfolio
September 30, 2012	17.38%	16.83%
December 31, 2011	21.61%	18.83%
September 30, 2011	14.98%	9.42%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading.  Through September 30, 2012, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Index

Item 4. Controls and Procedures

The Advisor’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2012. Based on that evaluation, the Advisor’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2012.

There were no changes to the Fund’s internal controls over financial reporting during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal controls over financial reporting.

Index

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None

Item 1A. Risk Factors
Not Required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended September 30, 2012, the Fund issued 32,300.801 Units in exchange for $3,602,000 with respect to the Blended Strategies Portfolio and 1,066.718 Units in exchange for $80,000 with respect to the Systematic Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”). The Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Act and Section 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Units of the Fund.

	Blended Strategies Portfolio	Systematic Strategies Portfolio
	Total	Total
	Number of	Number of
	Units Purchased	Units Purchased
Period (as of)
July 1, 2012	5,829.349	747.936
August 1, 2012	12,945.975	318.782
September 1, 2012	13,525.477	0.000

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

Dated: November 14, 2012	GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
By: GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

By: /s/ Paul Sedlack
Paul Sedlack, Chief Executive Officer

By: /s/ Jeff Baisley
Jeff Baisley, Chief Financial Officer