Form 10-K
period 2012-12-31
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2013-03-28
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Copies to:

Christopher Wells
Proskauer Rose LLP
11 Times Square
New York, NY10036

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Blended Strategies Portfolio: Units of Interests

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐       No ☑

Units of the Systematic Strategies Portfolio and the Blended Strategies Portfolio with an aggregate value of $39,052,950 and $225,385,271, respectively, were outstanding and held by non-affiliates as of June 30, 2012.

As of February 28, 2013, 236,498.777 Units of the Systematic Strategies Portfolio were outstanding.
As of February 28, 2013, 1,356,308.504 Units of the Blended Strategies Portfolio were outstanding.

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

GAIF I invests substantially all of its assets into two feeder funds each of which in turn invests substantially all of its assets in one or more master funds.  Assets invested in the Blended Strategies Portfolio will be invested by GAIF I in Graham Alternative Investment Trading LLC (“GAIT”) and assets invested in the Systematic Strategies Portfolio will be invested by GAIF I in Graham Alternative Investment Trading II LLC (“GAIT II”), each of which is a Delaware limited liability company (the “Feeder Funds”).  For the purposes of this report, the term “Fund” shall include each of GAIF I, the Feeder Funds and the master funds in which they invest, unless the context implies otherwise.  Graham Capital Management, L.P. (the “Manager”) is the Fund’s manager and the investment advisor to the Fund.

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

Under the Limited Liability Company Agreement of GAIF I (the “Company Agreement”), the Manager has complete and exclusive responsibility for management and administration of the affairs of GAIF I.  The Manager is currently registered as a commodity pool operator (“CPO”) and commodity trading advisor (“CTA”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).  The Manager is also registered as a Registered Investment Advisor with the Securities and Exchange Commission (the “SEC”). GAIF I is not required to be, and is not, registered under the Investment Company Act of 1940, as amended. Investors purchasing units of interests (the “Units”) in GAIF I have no rights to participate in the management of the Fund.  Units are sold through dealers that are not affiliated with the Fund or the Manager.

Pursuant to the Company Agreement, GAIF I’s term will end upon the first to occur of the following:

●	December 31, 2050;

●	the withdrawal (voluntary or involuntary), bankruptcy or an assignment for the benefit of creditors or dissolution of the Manager; or

●	any date prior to December 31, 2050 on which the Manager elects to dissolve GAIF I.

GAIF I’s business constitutes only one segment for financial reporting purposes (i.e., a speculative commodity pool).  GAIF I does not engage in sales of goods or services.

As of February 28, 2013, the aggregate Net Asset Value (as defined below under “Allocation of Profit and Loss”) of the Units in GAIF I was $174,646,449. GAIF I operates on a calendar fiscal year.

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

Capital contributions by a single subscriber for any Class of Units, upon acceptance of the subscriber as a member, represent a single interest in GAIF I for that subscriber’s respective Class of Units.  A Unit of each Class reflects a member’s interest in GAIF I’s net assets with respect to the Class of Units owned by the member.  Although separate Classes of Units in a portfolio are offered, all capital contributions to a particular portfolio are pooled by GAIF I and invested in GAIT or GAIT II, as applicable.  Units may be purchased only by investors who qualify as accredited investors under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).  The principal differences among the separate Classes of Units within the same portfolio are their fees.  Holders of Units, regardless of which Class of a portfolio they hold, participate pro rata in the profits and losses of that portfolio in proportion to the Net Asset Value of the Class and have identical rights, as members, under the Company Agreement.

(ii)	The Manager

The Manager was organized in May 1994 as a Delaware limited partnership.  The general partner of the Manager is KGT, Inc., a Delaware corporation of which Kenneth G. Tropin is the sole director and sole shareholder.  KGT, Inc. became a listed Principal of the Manager effective July 27, 1994.  The Manager has been registered as a CPO and CTA under the Commodity Exchange Act (“CEA”) and has been a member of the NFA since July 27, 1994.  As of March 1, 2013, the Manager has approximately 233 employees and manages assets of over $8 billion.   The Manager’s principal office is located at 40 Highland Avenue, Rowayton, Connecticut 06853 and its telephone number is (203) 899-3400. An affiliate of the Manager, Graham Capital LLP, has an office in London, Englandlocated at 55 Baker Street, London W1U 8EW.

(iii)	The Trading Program

The Fund offers two separate portfolios, each representing a different investment program:  the Blended Strategies Portfolio and the Systematic Strategies Portfolio.  The Manager strives to combine various trading strategies within each portfolio in order to diversify the investment exposure of each portfolio and reduce its dependence on any single trading strategy.  The Manager also seeks trading strategies that have low correlation to each other in an effort to make the performance returns of each portfolio, so far as is practicable, less volatile and more consistently profitable.  The Manager’s Investment Committee, which is comprised of Kenneth G. Tropin, Pablo Calderini, Paul Sedlack, Robert E. Murray, William Pertusi, Barry S. Fox, Jeff Baisley and Thomas P. Schneider, makes decisions with respect to the selection of strategies traded on behalf of the Fund.

Biographical information regarding the members of the Investment Committee is set forth below.

Kenneth G. Tropin, 59, is the Chairman and the founder of the Manager.  In May 1994, he founded the Manager and became an Associated Person and Principal effective July 27, 1994.  Mr. Tropin is responsible for the overall management of the organization, including the investment of its proprietary trading capital.

Pablo Calderini, 48, is the President and Chief Investment Officer of the Manager and, among other things, is responsible for the management and oversight of the discretionary trading business and portfolio managers at the Manager.  He joined the Manager in August 2010 and became an Associated Person and Principal of the Manager effective August 13, 2010.  Prior to joining the Manager, Mr. Calderini worked at Deutsche Bank from June 1997 to July 2010 where he held positions of increasing responsibility, most recently the Global Head of Equity Proprietary Trading.  Mr. Calderini commenced his career at Deutsche Bank as Global Head of Emerging Markets.  During his tenure at Deutsche Bank, Mr. Calderini also helped manage several groups across the fixed income and equity platforms, including the Global Credit Derivatives Team.  Mr. Calderini received a B.A. in Economics from Universidad Nacional de Rosario in 1987 and a Masters in Economics from Universidad delCema in 1988, each in Argentina.

Paul Sedlack, 52, is the Chief Executive Officer and the General Counsel of the Manager.  He joined the Manager in June 1998 and became an Associated Person of the Manager effective November 20, 1998 and a Principal on August 21, 1998.  He oversees the operation of the finance and administration departments and is also responsible for all legal and compliance matters.  Mr. Sedlack received a J.D. from CornellLawSchool in 1986 and an M.B.A. in Finance in 1983 and B.S. in Engineering in 1982 from State University of New York at Buffalo.

Robert E. Murray, 52, is the Chief Operating Officer of the Manager and is responsible for the management and oversight of client services, quantitative trading, technology, and risk management at the Manager.  He joined the Manager in June 2003 and became an Associated Person and Principal of the Manager effective June 27, 2003.  Mr. Murray received a Bachelor’s Degree in Finance from GeneseoStateUniversity in 1983.

William Pertusi, 52, is the Chief Risk Officer of the Manager, responsible for identifying, monitoring and acting upon financial risks relative to financial returns in the Manager’s diverse trading strategies.  He became an Associated Person of the Manager effective July 24, 2006 and a Principal on November 28, 2006.  Mr. Pertusi received a B.S. in Electrical Engineering from LehighUniversity in 1983, an M.B.A. from Harvard in 1987, and an M.S. in Mathematics from FairfieldUniversity in 2006.

Barry S. Fox, 49, is Director of Research of the Manager.   He became an Associated Person of the Manager effective November 10, 2000 and a Principal on November 15, 2007.  Mr. Fox joined the Manager in August 2000.  Mr. Fox received a B.S. in Business Administration from State University of New York at Buffalo in 1986.

Jeff Baisley, 43, C.P.A., is the Chief Financial Officer of the Manager.  In March 2004 he joined the Manager as Manager of Financial Reporting and became an Associated Person effective March 17, 2008 and a Principal on April 8, 2008.  He received his B.S. in accounting from FordhamUniversity in 1991.

Thomas P. Schneider, 50, is an Executive Vice President and the Chief Trader of the Manager.  He joined the Manager in June 1994 and became an Associated Person of the Manager effective September 12, 1994 and a Principal on November 30, 1995.  He is responsible for managing the Manager’s quantitative futures and foreign exchange trade execution, including all of its core and short term quantitative trading strategies, and developing and maintaining relationships with independent executing brokers and futures commission merchants (“FCMs”).  Mr. Schneider graduated from the University of Notre Dame in 1983 with a B.B.A. in Finance and received his Executive M.B.A. from the University of Texas at Austin in 1997.

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

GAIF I currently has no direct arrangement with any futures commission broker; rather each master fund that trades on behalf of the Fund may have its separate clearing arrangements with a futures broker.   At present, Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce Fenner& Smith Incorporated(the successor to Bank of America Securities LLC as futures broker after Bank of America’s merger with Merrill Lynch and Co.), and Barclay’s Capital Inc. are the primary futures clearing brokers for the master funds, but neither the Fund nor the master funds are required or under any contractual obligation to continue to employ them as futures clearing brokers (together with additional or replacement clearing brokers the Manager may select from time to time without notice to investors, the “Futures Brokers”).  The Manager is authorized to determine the Futures Broker (or the counterparty, if concerning a foreign currency or swap transaction) to be used for each portfolio transaction for the Fund.  The Manager is not affiliated with any futures commission merchant or broker-dealer.

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
BorsaItaliana Idem
Eurex Exchange
Hong Kong Exchanges and Clearing Ltd.
Intercontinental Exchange
London Metal Exchange Ltd.
Mercado de FuturosFinancieros
Montreal Exchange
NYSE Euronext
Osaka Securities Exchange
Singapore Exchange Ltd.
Stockholm Stock Exchange
South African Exchange
Sydney Futures Exchange Ltd.
Tokyo Commodity Exchange
Tokyo Financial Exchange
Tokyo Stock Exchange
Turkish Derivatives Exchange

In connection with such trading on foreign exchanges, the Fund’s assets may be deposited by the futures brokers with foreign brokers or banks.  Although these foreign brokers or banks are subject to local regulation in their jurisdiction, the protections afforded by foreign regulatory bodies and rules may differ significantly from those afforded by United States regulators and rules.

The Fund expects to earn interest on cash not required to be posted as margin for its trading.  Cash not required by the Fund’s investment programs for trading is currently invested by the Manager in a separate cash management master fund, Graham Cash Assets LLC (“Cash Assets”), managed by the Manager.  The Fund pays the Manager no additional fees for managing the Fund’s assets in Cash Assets.  It is currently anticipated that on average between 70% and 90% of the assets of each portfolio will be invested in Cash Assets.  Various investment funds managed by the Manager and other entities affiliated with the Manager may invest in Cash Assets and each such entity bears its proportional share of the operating expenses of Cash Assets.  Cash Assets may pay some third-party fees to unaffiliated custodians or managers in connection with the management of its portfolio, which fees will effectively be borne pro rata by all investment vehicles that invest in Cash Assets.  Cash Assets may deposit a portion of its assets in an interest bearing bank account with Bank of America N.A. or other banks or in brokerage accounts, or it may purchase securities which are direct obligations of or obligations guaranteed as to principal or interest by the United States (e.g. U. S. Treasury Bills), or other securities issued or guaranteed by corporations in which the United States has a direct or indirect interest (e.g., U.S. government agency securities) which have been designated pursuant to section 3(a)(12) of the Securities Exchange Act of 1934, as amended (the “exchange Act”) as exempted securities.  The Fund may invest in other cash management master funds managed by the Manager in the future or it may manage its cash directly either through deposit accounts at banks or by purchasing those types of securities described above that are currently purchased by Cash Assets.

The Fund trades spot and forward contracts on foreign currencies and, to a lesser degree, swap and derivatives contracts, currently the only non-CFTC regulated instruments the Fund anticipates trading.  The Manager estimates that 20-60% of the Fund’s trades for each portfolio may be in forward contracts and 5-15% in swap contracts, but depending on market conditions, the percentage of each portfolio’s trades constituted by forward or swap contracts may fall substantially outside that range.  Bank of America, N.A. currently serves as the Fund’s primary counterparty for foreign currency forward transactions.   All of the Fund’s assets, funds, securities, and other property held by Bank of America, N.A. as a Fund counterparty, and any other bank or broker-dealer acting as a foreign currency forward counterparty or swap counterparty of the Fund are held as security or collateral for the Fund’s obligations to such entity.  As the forward and swap markets currently remain partially unregulated, the Fund bears additional risks to a certain extent (e.g., the credit risk of trading with counterparties) not present in futures trading.  Under the Dodd–Frank Wall Street Reform and Consumer Protection Act, the CFTC, sometimes together with the Securities and Exchange Commission, has begun enacting regulations to govern these contracts and to require many of them to be cleared through an exchange or clearinghouse.

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

The Unregulated Nature of the Swaps and Derivatives Markets Creates Counterparty Risks that Do Not Exist in Futures Trading on Exchanges.  The Fund may enter into swap contracts and related derivatives agreements with various counterparties.  Certain swaps and other forms of derivatives instruments currently are not guaranteed by an exchange or its clearing house or regulated by any U.S. or foreign governmental authorities.  Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions.  The default of a party with which the Fund has entered into an uncleared swap or other derivative may result in the loss of unrealized profits and force the Fund to cover its resale commitments, if any, at the then current market price.  It may not be possible to dispose of or close out a swap or other derivative position without the consent of the counterparty, and the Fund may not be able to enter into an offsetting contract in order to be able to cover its risk.

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

The Fund Relies on Key Individuals.  The Fund relies exclusively on the Manager for the management of its investment portfolio, and the Manager relies significantly on the services of its founder, Kenneth G. Tropin.  There could be adverse consequences to the Fund in the event that the Manager ceases to be available to devote its services to the Fund.  There could be adverse consequences to the Fund if Mr. Tropin ceases to be available to devote his services to the Manager. In the event that the CFTC suspended the registration of the Manager, the Manager would be unable to manage the business of the Fund. Should the Manager’s registration be suspended, termination of GAIF I might result.

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

Impact of Recent Financial Industry Regulation is Uncertain but May Impact the Fund’s Operations.  The Dodd-Frank Wall Street Reform and Consumer Protection Act contains a number of new provisions intended to limit systemic risk in the financial services industry. The act’s provisions seek to increase regulatory oversight and supervision of both bank and nonbank entities in the financial services sector.  Under the act, Federal regulators have been tasked to develop rules designed to effect the act’s purposes, and in many respects this rulemaking is expected to be extensive.  While certain provisions of the act are in effect, the rulemaking process is not complete and as such the effect of such rulemaking on the financial services industry is as yet not fully capable of being known.  In particular as it relates to the Fund’s operations, the act tasks the SEC and the CFTC to draft rules bearing on the over-the-counter derivatives market designed to address capital and margin requirements, mandatory clearing, the operation of execution facilities and data repositories, business conduct standards for swap dealers, and transparency for transactional information.  Mandatory clearing of such instruments has only recently gone in to effect, and it remains to be seen what the long-term impact of these rules will be on the operation of the markets in which the Fund operates or on the operations of the Fund.

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

The Manager Manages Other Accounts.  The Manager acts as general partner or trading manager to investment funds and other managed accounts that have investment objectives and methodologies similar to those of the Fund.  As of March 1, 2013, the Manager acts as general partner or trading manager to 24 investment funds or managed accounts to which outside investors contribute capital, including the Funds.  Of these, 24 investment funds or managed accounts, 17 employ a systematic trading program identical to, or substantially similar to, that traded for the Systematic Strategies Portfolio and 7 employ a discretionary trading program similar to DTP, differing primarily in that they trade securities. The Manager may also receive higher fees for managing certain of these accounts.  The Manager and its principals may trade for their own accounts in the same markets in which the Fund trades and such accounts may take positions that are opposite, or ahead of, positions taken for the Fund.  Fund investors will not be permitted to inspect the records of such proprietary accounts or the written policies related to such trading.   The Manager and its principals also may manage other accounts in the future.    All of the above accounts may compete with the Fund for the same positions.  All of the foregoing accounts may be aggregated for purposes of determining applicable position limits, and may take the same or different positions as the Fund.

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

The Master–Feeder Structure Underlying the Fund’s Trading May Create Operating Inefficiencies for the Fund.  All trading attributable to the Fund is currently conducted through the master funds organized and managed by the Manager, through a so-called “master-feeder” fund structure.  All of the subscription proceeds received from investors ordinarily is invested by the Fund in the master funds including Cash Assets, in each case with limited liability to the Fund.  A separate master fund then invests in global fixed income, foreign exchange and other markets pursuant to each of the investment programs managed by the Manager.

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

For all purposes, including subscriptions, redemptions and the calculation of the fees paid to the Manager, the Manager shall determine the fair market value of any investment made by the Fund.  In general, the Master Funds’ investments will be valued as follows:

a.
The value of unrealized gain or loss on open futures contracts shall be recorded as the difference between the contract price on the trade date and the closing price reported as of the Valuation Day on the primary exchange on which such contracts are traded.

b.
The value of any option listed or traded on any recognized foreign or U.S. exchange shall be the settlement price published by the principal exchange on which it is traded on the relevant Valuation Day.  If the recognized foreign or U.S. exchange does not publish a settlement price, the value of any option shall be the last reported sale price on the relevant Valuation Day on the principal exchange on which such option is traded.  If no such sale of such option was reported on that date, the market value shall be the average of the last reported bid and asked price.  The market value of any over-the-counter option for which representative broker’s quotations are available shall be determined in like manner by reference to the last reported sale price, or, if none is available, to the average of the last reported bid and asked quotation.  Premiumsfor the sale of such options written by the Fund shall be included in the assets of the portfolio, and the market value of such options shall be included as a liability.

c.
The value of any U.S. government security held by Cash Assets shall be the cost of such security plus accrued interest, discount and amortization of premium. The value of any other U.S. government security shall be determined as the average between the bid and ask quotations received from independent brokers.

The fair value of any assets not referred to in clauses (a) through (c) above (or the valuation of any assets referred to therein in the event that the Manager shall determine that there is no active market or that another method of valuation is advisable in the circumstances) shall be determined by or pursuant to the direction of the Manager.  The Manager, in its sole and absolute discretion, permit any other method of valuation to be used if it considers that such method of valuation better reflects fair value and is in accordance with generally accepted accounting policies. Prospective investors should be aware that situations involving uncertainties as to the valuation of portfolio positions could have an adverse effect on Net Asset Value if management’s judgments regarding appropriate valuations should prove incorrect.  Absent bad faith or manifest error, the Fund’s Net Asset Value determinations are conclusive and binding on all investors.  Net Asset Values are expressed in U.S. dollars, and any items denominated in other currencies are translated at prevailing exchange rates as determined by the Administrator in consultation with the Manager.

The Manager may, in its sole and absolute discretion, permit any other method of valuation to be used if it considers that such method of valuation better reflects fair value and is in accordance with generally accepted accounting policies.

Reporting

The Fund is required to furnish audited annual reports to its members containing financial statements examined by the Fund’s independent registered public accounting firm.  The Fund is also required to provide members with monthly performance updates. The Fund is also required to file Form 10-Q each quarter and Form 10-K each year with the SEC.

Regulation

The Manager has been registered as a CPO and CTA under the CEA and has been a member of the NFA since July 27, 1994.  The Manager has also been registered as a Registered Investment Advisor with the SEC since March 30, 2012. GAIF I is regulated as a commodity pool by the CFTC and NFA.

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

As of March 1, 2013, the Systematic Strategies Portfolio of GAIF I had fewer than 300 Unit holders. Pursuant to Section 12(g)(4) of the Exchange Act, GAIF I deregistered the Units of the Systematic Strategies Portfolio on March 28, 2013.

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

Item 4:	Not Applicable

Item 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market information

There is no public market for the Units, and none is likely to develop.  Units may be redeemed subject to the conditions of the Company Agreement.  Units may not be assigned or otherwise transferred except as permitted under the Company Agreement and as such may not be sold by investors pursuant to Rule 144 of the Securities Act, as amended.

(b)	Holders

As of February 28, 2013, there were 361 holders of Class 0 Units and 306 holders of Class 2 Units of the Blended Strategies Portfolio and 85 holders of Class 0 Units and 147 holders of Class 2 Units of the Systematic Strategies Portfolio.

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

For the three months ended December 31, 2012, the Fund issued 15,361.752 Units in exchange for $1,660,000 with respect to the Blended Strategies Portfolio and 1,489.990 Units in exchange for $108,888 with respect to the Systematic Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act.  The Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Units of the Fund.

	Blended Strategies Portfolio Total Number of Units Purchased	Systematic Strategies Portfolio Total Number of Units Purchased
Period (as of)
October 1, 2012	7,084.756	342.539
November 1, 2012	5,588.290	1,147.451
December 1, 2012	2,688.706	0.000

Item 6:	SELECTED FINANCIAL DATA

No disclosure is required hereunder as the Fund is a “smaller reporting company”, as defined in Item 10(f)(1) of Regulation S-K.

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the year ended December 31, 2012 the Fund’s net asset value decreased by $123,524,427 or -39.9%.  This decrease was attributable to a $96,057,124 or -31.0% net decrease in the Blended Strategies Portfolio and a $27,467,303 or -8.9% net decrease in the Systematic Strategies Portfolio.  The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $10,464,469 or 3.4% offset by redemptions totaling $90,162,741 or -29.1% and net a loss of $16,358,852 or -5.3%, for the year.  The net decrease in the Systematic Strategies Portfolio was attributable to total subscriptions of $716,888 or 0.2% partially offset by redemptions totaling $24,549,641 or -7.9% and a net loss of $3,634,550 or -1.2%, for the year.

For the year ended December 31, 2011 the Fund’s net asset value decreased by $28,580,739 or -8.4%.  This decrease was attributable to a $26,094,202 or -7.7% net decrease in the Blended Strategies Portfolio and a $2,486,537 or -0.7% net decrease in the Systematic Strategies Portfolio.  The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $87,250,848 or 25.8% offset by redemptions totaling $75,050,692 or -22.2% and net a loss of $38,294,358 or -11.3%, for the period.  The net decrease in the Systematic Strategies Portfolio was attributable to total subscriptions of $24,170,918 or 7.1% partially offset by redemptions totaling $12,930,421 or -3.8% and a net loss of $13,727,034 or -4.0%, for the period.

(i)	Results of Operations

The Fund’s success depends primarily upon the Manager’s ability to recognize and capitalize on market trends in the different and varied sectors of the global financial markets in which it trades.

Blended Strategies Portfolio

2012 Summary

For the year ended December 31, 2012, the Blended Strategies Portfolio experienced net trading losses of $4,538,505 attributable to the following sectors:

Agriculture / Softs	$(3,498,820)
Base Metals	(5,631,710)
Energy	283,552
Equities	2,876,178
Foreign Exchange	(1,399,830)
Long Term / Intermediate Rates	3,404,037
Precious Metals	(2,125,882)
Short Term Rates	1,553,970
$(4,538,505)

The portfolio posted a net loss for 2012. The majority of the losses were recorded from trading in the commodity complex, particularly in metals and agricultural commodities.  The portfolio recorded smaller losses in foreign exchange.  The portfolio recorded profits from trading European, Asian and Australian bond futures with additional gains from trading European and U.S. stock index futures as prices rallied during the year. Smaller gains resulted from trading energy, which helped offset a small portion of the overall loss.

Brokerage, Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund.  Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the year ended December 31, 2012, Brokerage Fees decreased by $2,001,392 or -27.4%, Advisory Fees decreased by $1,744,050 or -27.4% and Sponsor Fees decreased by $872,027 or -27.4% in the Blended Strategies Portfolio over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio resulting from subscriptions offset by redemptions and a net loss for the period. During the same period, interest income decreased by $668,332 or -58.7%.  Interest was earned on free cash at an average annualized yield of 0.26% for the year ended December 31, 2012 compared to 0.43% for the year ended December 31, 2011.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio.  For the year ended December 31, 2012, the Incentive Allocation decreased by $31,172 or -100.0%, when compared to the corresponding period of 2011 due to the portfolio’s lack of profitability in 2012.

The following table illustrates the sector distribution of the Blended Strategies Portfolio’s investments in Master Funds as of December 31, 2012 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	1.9%
Base Metals	(15.8)%
Energy	(24.4)%
Equities	47.6%
Foreign Exchange	77.8%
Long Term / Intermediate Rates	11.4%
Precious Metals	(1.5)%
Short Term Rates	3.0%
100.0%

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
100.0%

Systematic Strategies Portfolio

2012 Summary

For the year ended December 31, 2012, the Systematic Strategies Portfolio experienced net trading losses of $1,429,257 attributable to the following sectors:

Agriculture / Softs	$(500,068)
Base Metals	(1,533,146)
Energy	(725,892)
Equities	1,415,516
Foreign Exchange	(1,516,962)
Long Term / Intermediate Rates	1,500,361
Precious Metals	(470,353)
Short Term Rates	401,287
$(1,429,257)

The portfolio posted a net loss for 2012. The majority of the losses were recorded from trading in the commodity complex including metals, energy and agricultural commodities. The portfolio also recorded losses in foreign exchange, particularly from choppy trading conditions in the euro with further losses from the Swiss franc and Canadian dollar.  The portfolio experienced profits in European and Asian fixed income futures as well as in European and U.S. stock index futures, which helped to offset a portion of the overall losses during the year.

Brokerage, Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund.  Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value, which are discussed in detail herein.

For the year ended December 31, 2012, Brokerage Fees decreased by $485,018 or -30.5%, Advisory Fees decreased by $362,394 or -32.0% and Sponsor Fees decreased by $181,196 or -32.0% in the Systematic Strategies Portfolio over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio resulting from subscriptions offset by redemptions and a net loss for the period. During the same period, interest income decreased by $130,653 or -61.9%. Interest was earned on free cash at an average annualized yield of 0.26% for the year ended December 31, 2012 compared to 0.43% for the year ended December 31, 2011.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio.  For the year ended December 31, 2012, the Incentive Allocation decreased by $11,821 or -100.0%, when compared to the corresponding period of 2011 due to the portfolio’s lack of profitability in 2012.

The following table illustrates the sector distribution of the Systematic Strategies Portfolio’s investments in Master Funds as of December 31, 2012 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	6.6%
Base Metals	(24.0)%
Energy	(8.4%
Equities	81.0%
Foreign Exchange	28.4%
Long Term / Intermediate Rates	16.8%
Precious Metals	(4.1)%
Short Term Rates	3.7%
100.0%

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

A portion of the assets of each portfolio is generally held as cash or cash equivalents, which are used to margin the Fund’s investments.  It is expected that the average margin the Fund will be required to post to support the Fund’s trading may range between 10% and 30% of the total assets of each portfolio, which will be segregated or secured by the futures brokers in accordance with the CEA and with CFTC regulations or be maintained on deposit with over-the-counter counterparties.  In exceptional market conditions, this amount could increase.  The master funds are subject to margin calls on a constant daily and intra-day basis, whether in connection with initiating new investment positions or as a result of changes in the value of current investment positions.  These margin requirements are met through the posting of additional margin with the applicable futures broker or FX clearing broker, on an almost daily basis.  The Manager generally expresses its margin requirements for the portfolios in terms of the aggregate of the margin requirements for the underlying strategies plus the net option premium costs for the underlying strategies.  For the years ended December 31, 2012 and December 31, 2011, the margin requirements for the Blended Strategies Portfolio was 16.47% and 21.61%, respectively, and for the Systematic Strategies Portfolio was 17.00% and 18.83%, respectively.

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading.  Through December 31, 2012, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

(iii)	Capital Resources

The Fund raises additional capital only through the sale of Units and capital is increased through trading profits (if any) and interest income. The Fund may borrow money from brokers or their affiliates and other lenders. Units may be offered for sale as of the beginning, and may be redeemed as of the end, of each month.  The amount of capital raised for the Fund is not expected to have a significant impact on its operations, as the Fund has no significant capital expenditure or working capital requirements other than for monies to pay trading losses, brokerage commissions, expenses, and to satisfy withdrawals.

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

No disclosure is required hereunder as the Fund is a “smaller reporting company”, as defined in Item 10(f)(1) of Regulation S-K.

Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Graham Alternative Investment Fund I LLC
Years Ended December 31, 2012 and 2011
with Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Manager of
Graham Alternative Investment Fund I LLC

We have audited the accompanying statements of financial condition of Graham Alternative Investment Fund I LLC (the “Fund”), as of December 31, 2012 and 2011, and the related statements of operations, changes in members’ capital and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graham Alternative Investment Fund I LLC at December 31, 2012 and 2011, and the results of its operations, changes in its members’ capital and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Stamford, CT

March 28, 2013

Graham Alternative Investment Fund I LLC

Statements of Financial Condition

	December 31,
	2012	2011

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$167,871,994	$263,929,118
Investment in Graham Alternative Investment Trading II LLC, at fair value	18,488,309	45,955,612
Redemption receivable from Graham Alternative Investment Trading LLC	14,897,527	8,563,194
Redemption receivable from Graham Alternative Investment Trading II LLC	6,924,115	2,164,043
Total assets	$208,181,945	$320,611,967

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$21,821,642	$10,727,237
Total liabilities	21,821,642	10,727,237

Members’ capital:
Blended Strategies Portfolio:
Class 0 Units (1,241,639.087 and 1,814,039.586 units issued and outstanding
at $114.88 and $123.17, respectively)	142,637,622	223,427,719
Class 2 Units (279,471.807 and 410,047.431 units issued and outstanding at
$90.29 and $98.77, respectively)	25,234,372	40,501,399
Total Blended Strategies Portfolio	167,871,994	263,929,118

Systematic Strategies Portfolio:
Class 0 Units (101,445.837 and 322,756.427 units issued and outstanding at
$73.46 and $81.35, respectively)	7,452,523	26,254,798
Class 2 Units (161,427.944 and 255,073.907 units issued and outstanding at
$68.36 and $77.24, respectively)	11,035,786	19,700,814
Total Systematic Strategies Portfolio	18,488,309	45,955,612
Total members’ capital	186,360,303	309,884,730
Total liabilities and members’ capital	$208,181,945	$320,611,967

See accompanying notes.

Graham Alternative Investment Fund I LLC

Statements of Operations

	Years ended December 31,
	2012	2011
Net loss allocated from investments in other funds:
Net realized loss on investments	$(7,785,811)	$(23,558,747)
Net increase (decrease) in unrealized appreciation on investments	1,818,049	(9,485,394)
Net loss allocated from investments in other funds	(5,967,762)	(33,044,141)

Net investment loss allocated from investment in other funds:
Investment income:
Interest income	550,340	1,349,325

Expenses:
Brokerage fees	6,409,565	8,895,975
Advisory fees	5,396,125	7,502,569
Sponsor fees	2,698,062	3,751,285
Incentive allocation	–	42,993
Interest and other	72,228	133,754
Total expenses	14,575,980	20,326,576
Net investment loss allocated from investments in other funds	(14,025,640)	(18,977,251)

Net loss	$(19,993,402)	$(52,021,392)

See accompanying notes.

Graham Alternative Investment Fund I LLC

Statements of Changes in Members’ Capital

Years ended December 31, 2012 and 2011

	Blended Strategies Portfolio
	Class 0 Units		Class 2 Units		Total
	Units	Capital	Units	Capital	Blended Strategies Portfolio

Members’ capital, December 31, 2010	1,752,436.237	$243,511,752	409,129.824	$46,511,568	$290,023,320
Subscriptions	565,032.245	77,766,983	85,293.740	9,483,865	87,250,848
Redemptions	(503,428.896)	(66,038,036)	(84,376.133)	(9,012,656)	(75,050,692)
Net loss	–	(31,812,980)	–	(6,481,378)	(38,294,358)
Members’ capital, December 31, 2011	1,814,039.586	$223,427,719	410,047.431	$40,501,399	$263,929,118
Subscriptions	60,627.102	7,385,929	31,890.491	3,078,540	10,464,469
Redemptions	(633,027.601)	(74,771,511)	(162,466.115)	(15,391,230)	(90,162,741)
Net loss	–	(13,404,515)	–	(2,954,337)	(16,358,852)
Members’ capital, December 31, 2012	1,241,639.087	$142,637,622	279,471.807	$25,234,372	$167,871,994

See accompanying notes.

Graham Alternative Investment Fund I LLC

Statements of Changes in Members’ Capital (continued)

Years ended December 31, 2012 and 2011

	Systematic Strategies Portfolio
	Class 0 Units		Class 2 Units		Total
	Units	Capital	Units	Capital	Systematic Strategies Portfolio	Total Members’ Capital

Members’ capital, December 31, 2010	274,960.438	$28,297,652	202,003.861	$20,144,497	$48,442,149	$338,465,469
Subscriptions	149,857.518	15,006,260	95,481.068	9,164,658	24,170,918	111,421,766
Redemptions	(102,061.529)	(9,200,929)	(42,411.022)	(3,729,492)	(12,930,421)	(87,981,113)
Net loss	–	(7,848,185)	–	(5,878,849)	(13,727,034)	(52,021,392)
Members’ capital, December 31, 2011	322,756.427	$26,254,798	255,073.907	$19,700,814	$45,955,612	$309,884,730
Subscriptions	7,552.122	611,888	1,409.257	105,000	716,888	11,181,357
Redemptions	(228,862.712)	(17,661,117)	(95,055.220)	(6,888,524)	(24,549,641)	(114,712,382)
Net loss	–	(1,753,046)	–	(1,881,504)	(3,634,550)	(19,993,402)
Members’ capital, December 31, 2012	101,445.837	$7,452,523	161,427.944	$11,035,786	$18,488,309	$186,360,303

See accompanying notes.

Graham Alternative Investment Fund I LLC

Statements of Cash Flows

	Years Ended December 31,
	2012	2011
Cash flows provided by (used in) operating activities
Net loss	$(19,993,402)	$(52,021,392)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss allocated from investment in Graham Alternative Investment Trading LLC	16,358,852	38,294,358
Net loss allocated from investment in Graham Alternative Investment Trading II LLC	3,634,550	13,727,034
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	83,828,408	67,783,563
Proceeds from sale of investments in Graham Alternative Investment Trading II LLC	19,789,569	10,891,662
Investments in Graham Alternative Investment Trading LLC	(10,464,469)	(87,250,848)
Investments in Graham Alternative Investment Trading II LLC	(716,888)	(24,170,918)
Net cash provided by (used in) operating activities	92,436,620	(32,746,541)

Cash flows (used in) provided by financing activities
Subscriptions	11,181,357	111,421,766
Redemptions	(103,617,977)	(78,675,225)
Net cash (used in) provided by financing activities	(92,436,620)	32,746,541

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of year	–	–
Cash and cash equivalents, end of year	$–	$–

See accompanying notes.

Graham Alternative Investment Fund I LLC

Notes to Financial Statements

December 31, 2012

1.	Organization and Business

Graham Alternative Investment Fund I LLC (the “Fund”) was formed on May 16, 2006, commenced operations on August 1, 2006 and is organized as a Delaware Limited Liability Company (“LLC”). The Fund offers investors Class 0 and Class 2 shares of a Blended Strategies Portfolio, and Class 0 and Class 2 shares of a Systematic Strategies Portfolio. The Fund invests all of its Blended Strategies Portfolio assets dedicated to trading in Graham Alternative Investment Trading LLC (“GAIT”), a Delaware LLC which was formed on May 16, 2006 and commenced operations on August 1, 2006. The Fund invests all of its Systematic Strategies Portfolio assets dedicated to trading in Graham Alternative Investment Trading II LLC (“GAIT II”), a Delaware LLC which was formed on July 16, 2008 and commenced operations on January 4, 2009. GAIT and GAIT II (collectively “the GAIT Funds”) invest in various master trading vehicles (“Master Funds”), all of which are managed by Graham Capital Management, L.P. (the “Advisor” or “Manager”). The Manager is the manager and the sole investment advisor of the GAIT Funds and the Fund. The Manager is registered as a Commodity Pool Operator and Commodity Trading Advisor with the Commodity Futures Trading Commission and is a member of the National Futures Association. The Manager is also registered as a Registered Investment Advisor with the Securities and Exchange Commission. The Fund is registered as a smaller reporting company under the Securities Exchange Act of 1934.

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

Investments in Graham Alternative Investment Trading LLC and Graham Alternative Investment Trading II LLC

The Fund records its investments in the GAIT Funds at fair value based upon the Fund’s proportionate share of the GAIT Funds’ reported net asset value in accordance with U.S. GAAP. In determining its net asset value, the GAIT Funds record their investments in Master Funds at fair value based upon the GAIT Funds’ proportionate share of the Master Funds’ reported net asset value. The Fund records its proportionate share of the GAIT Funds’ investment income and loss, expenses, fees, and realized and unrealized gains and losses on a monthly basis and includes them in the statements of operations. Purchases and sales of units in the GAIT Funds are recorded on a trade date basis. The accounting policies of the GAIT Funds are described in their attached financial statements.

Each of the GAIT Funds charges its investors, including the Fund, an advisory fee, brokerage fee, sponsor fee and incentive allocation, all of which are described in detail in Note 4. The Fund does not charge any additional fees; however each investor in the Fund indirectly bears their portion of the advisory fee, brokerage fee, sponsor fee and incentive allocation charged by the GAIT Funds.

At December 31, 2012 and 2011, the Fund owned 63.27% and 63.27%, respectively of GAIT, and 56.47% and 66.27%, respectively of GAIT II.

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

Fair Value (continued)

In accordance with this hierarchy, the Fund’s investments in the GAIT Funds have been classified as a Level 2 valuation. There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2012 or 2011 by the Fund, the GAIT Funds, or the Master Funds, and there were no transfers between levels during those years. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

Indemnifications

In the normal course of business, the Master Funds, the GAIT Funds, Graham Cash Assets LLC (“Cash Assets”), and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote.

3.	Capital Accounts

The Fund offers Class 0 Units and Class 2 Units (collectively the “Units”) in both Blended and Systematic Strategies Portfolios. The Fund may issue additional Classes in the future subject to different fees, expenses or other terms, or to invest in other investment programs or combinations of investment programs managed by the Manager.

A separate Capital Account is maintained for each Member with respect to each member’s Class of Units. The initial balance of each Member’s Capital Account is equal to the initial contributionto the Fund by such Member with respect to the Class to which such Capital Account relates. Each Member’s Capital Account is increased by any additional subscription, and decreased by any redemption by such Member of Units of such Class to which the Capital Account relates. All income and expenses of the Fund are allocated among the Members’ Capital Accounts in proportion to the balance that each Capital Account bears to the balance of all Capital Accounts as of the beginning of such fiscal period.

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

Redemption Fees

Class 2 Units are subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Class 0 Units are not subject to a redemption fee. Redemption fees are payable to the Manager upon redemption of Units from the proceeds of such redemption. Redemption fees of $9,024 and $13,325 were paid to the Manager for the years ended December 31, 2012 and 2011, respectively, and are included as redemptions in the statements of changes in members’ capital.

4.	Fees and Related Party Transactions

Advisory Fees

Each Class of the GAIT Funds other than Class M pays the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 2% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as ofwhich any subscription or redemption is effected with respect to Units of such Class during the month.

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

Graham Alternative Investment Fund I LLC

Notes to Financial Statements (continued)

4.	Fees and Related Party Transactions (continued)

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

Graham Alternative Investment Fund I LLC

Notes to Financial Statements (continued)

6.	Financial Highlights

The following is the per Unit operating performance calculation for the years ended December 31, 2012 and 2011:

	Blended Strategies Portfolio		Systematic Strategies Portfolio
	Class 0	Class 2	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2010	$138.96	$113.68	$102.92	$99.72
Net loss:
Net investment loss	(5.53)	(6.66)	(4.40)	(6.03)
Net loss on investments	(10.26)	(8.25)	(17.17)	(16.45)
Net loss	(15.79)	(14.91)	(21.57)	(22.48)
Net asset value per unit, December 31, 2011	$123.17	$98.77	$81.35	$77.24

Net asset value per unit, December 31, 2011	$123.17	$98.77	$81.35	$77.24
Net loss:
Net investment loss	(4.88)	(5.84)	(3.81)	(5.03)
Net loss on investments	(3.41)	(2.64)	(4.08)	(3.85)
Net loss	(8.29)	(8.48)	(7.89)	(8.88)
Net asset value per unit, December 31, 2012	$114.88	$90.29	$73.46	$68.36

The following represents ratios to average members’ capital and total return for the years ended December 31, 2012 and 2011 for the Blended Strategies Portfolio:

	Blended Strategies Portfolio
	Class 0		Class 2
	2012	2011	2012	2011

Total return before Incentive Allocation	(6.73)%	(11.35)%	(8.59)%	(13.11)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Total return after Incentive Allocation	(6.73)%	(11.36)%	(8.59)%	(13.12)%

Net investment loss before Incentive Allocation	(3.96)%	(3.97)%	(5.91)%	(5.85)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Net investment loss after Incentive Allocation	(3.96)%	(3.98)%	(5.91)%	(5.86)%

Total expenses before Incentive Allocation	5.13%	5.15%	7.18%	7.16%
Incentive Allocation	0.00	0.01	0.00	0.01
Total expenses after Incentive Allocation	5.13%	5.16%	7.18%	7.17%

Graham Alternative Investment Fund I LLC

Notes to Financial Statements (continued)

6.	Financial Highlights (continued)

The following represents ratios to average members’ capital and total return for the years ended December 31, 2012 and 2011 for the Systematic Strategies Portfolio:

	Systematic Strategies Portfolio
	Class 0		Class 2
	2012	2011	2012	2011

Total return before Incentive Allocation	(9.70)%	(20.95)%	(11.50)%	(22.53)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Total return after Incentive Allocation	(9.70)%	(20.96)%	(11.50)%	(22.54)%

Net investment loss before Incentive Allocation	(4.68)%	(4.27)%	(6.52)%	(6.03)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Net investment loss after Incentive Allocation	(4.68)%	(4.28)%	(6.52)%	(6.04)%

Total expenses before Incentive Allocation	5.22%	5.20%	7.16%	7.25%
Incentive Allocation	0.00	0.01	0.00	0.01
Total expenses after Incentive Allocation	5.22%	5.21%	7.16%	7.26%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total members’ capital adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from the GAIT Funds. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital for Class 0 and Class 2 Units of the Fund for the years ended December 31, 2012 and 2011.

7.	Subsequent Events

As of January 1, 2013 the GAIT Funds reduced the Brokerage Fee in Class 0 and Class 2 to 0% and 2%, respectively. As a result of this change, the GAIT Funds will bear all future costs previously covered by the Brokerage Fee (See Note 4).

On March 28, 2013 the Fund filed Form 15 with the Securities and Exchange Commission to deregister the units of the Systematic Strategies Portfolio.

The Fund had subscriptions of approximately $2.3 million and redemptions of approximately $22.3 million from January 1, 2013 through March 28, 2013, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

Administrator
SEI Global Services Inc.
1 Freedom Valley Drive
Oaks, PA 19456
U.S.A

Managing Member
Graham Capital Management, L.P.
40 Highland Avenue
Rowayton, CT 06853
U.S.A.

Legal and Tax Advisors
Proskauer Rose LLP
11 Times Square
New York, NY 10036
U.S.A.

Registered Address
Corporation Service Company
2711 Centerville Road
Suite 400
Wilmington, DE 19808
U.S.A.

Independent Registered Public Accounting Firm
Ernst & Young LLP
300 First Stamford Place
Stamford, CT 06902
U.S.A.

Financial Statements

Graham Alternative Investment Trading LLC
Years Ended December 31, 2012 and 2011
with Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Manager of
Graham Alternative Investment Trading LLC

We have audited the accompanying statements of financial condition of Graham Alternative Investment Trading LLC (the “Fund”), including the condensed schedule of investments, as of December 31, 2012 and 2011, and the related statements of operations and managing member allocation, changes in members’ capital and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graham Alternative Investment Trading LLC at December 31, 2012 and 2011, and the results of its operations, changes in its members’ capital and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Stamford, CT

March 28, 2013

Graham Alternative Investment Trading LLC

Statements of Financial Condition

	December 31,
	2012	2011
Assets
Investments in Master Funds, at fair value	$47,870,899	$87,903,988
Investment in Graham Cash Assets LLC, at fair value	241,839,538	344,807,748
Accrued commission reimbursements	165,510	331,720
Receivable from Master Funds	1,856	18,287
Total assets	$289,877,803	$433,061,743

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$23,262,309	$13,947,652
Accrued brokerage fees	568,525	852,551
Accrued advisory fees	489,673	734,211
Accrued sponsor fees	244,837	367,106
Payable to Master Funds	6,476	2,155
Total liabilities	24,571,820	15,903,675

Members’ capital:
Class 0 Units (1,922,696.211 and 2,827,795.124 units issued and outstanding
at $114.88 and $123.17 per unit, respectively)	220,876,439	348,287,779
Class 2 Units (483,129.319 and 688,937.679 units issued and outstanding
at $90.29 and $98.77 per unit, respectively)	43,623,249	68,048,075
Class M Units (4,671.470 and 4,671.470 units issued and outstanding
at $172.60 and $176.01 per unit, respectively)	806,295	822,214
Total members’ capital	265,305,983	417,158,068
Total liabilities and members’ capital	$289,877,803	$433,061,743

See accompanying notes.

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	December 31, 2012		December 31, 2011
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$16,324,504	6.15%	$19,823,897	4.75%
Graham Energy Focus LLC	-	-	4,391,910	1.05%
Graham Fed Policy Ltd.	-	-	5,956,632	1.43%
Graham Global Monetary Policy LLC	7,258,710	2.74%	10,693,175	2.56%
Graham K4D Trading Ltd.	24,287,685	9.15%	45,101,309	10.82%
Graham Macro Directional LLC	-	-	1,937,065	0.46%
Total investments in Master Funds	$47,870,899	18.04%	$87,903,988	21.07%

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Operations and Managing Member Allocation

	Years Ended December 31,
	2012	2011
Net loss allocated from investments in Master Funds:
Net realized loss on investments	$(9,664,083)	$(21,085,183)
Net increase (decrease) in unrealized appreciation on investments	2,266,309	(14,661,083)
Brokerage commissions and fees	(3,239,602)	(5,006,506)
Net loss allocated from investments in Master Funds	(10,637,376)	(40,752,772)

Net investment loss allocated from investments in
Master Funds	(48,406)	(174,879)

Investment income:
Interest income	747,456	1,782,810

Expenses:
Brokerage fees	8,496,466	11,340,066
Advisory fees	7,342,658	9,812,103
Sponsor fees	3,671,329	4,906,051
Interest and other	32,849	31,615
Commission reimbursements	(3,239,602)	(5,006,506)
Total expenses	16,303,700	21,083,329
Net investment loss of the Fund	(15,556,244)	(19,300,519)

Net loss	(26,242,026)	(60,228,170)

Incentive allocation	–	(51,877)

Net loss available for pro-rata allocation to all members	$(26,242,026)	$(60,280,047)

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Changes in Members’ Capital

For the years ended December 31, 2012 and 2011

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2010	2,685,172.128	$373,121,130	639,582.657	$72,710,381	4,671.470	$882,328	$446,713,839
Subscriptions	830,914.077	114,151,381	170,351.428	18,958,693	–	–	133,110,074
Redemptions	(688,291.081)	(89,468,532)	(120,996.406)	(12,917,266)	–	(51,877)	(102,437,675)
Incentive allocation	–	(44,314)	–	(7,563)	–	51,877	–
Net loss	–	(49,471,886)	–	(10,696,170)	–	(60,114)	(60,228,170)
Members’ capital, December 31, 2011	2,827,795.124	$348,287,779	688,937.679	$68,048,075	4,671.470	$822,214	$417,158,068
Subscriptions	171,874.373	20,965,683	60,152.303	5,776,644	–	–	26,742,327
Redemptions	(1,076,973.286)	(127,109,507)	(265,960.663)	(25,242,879)	–	–	(152,352,386)
Incentive allocation	–	–	–	–	–	–	–
Net loss	–	(21,267,516)	–	(4,958,591)	–	(15,919)	(26,242,026)
Members’ capital, December 31, 2012	1,922,696.211	$220,876,439	483,129.319	$43,623,249	4,671.470	$806,295	$265,305,983

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Cash Flows

	Years Ended December 31,
	2012	2011
Cash flows provided by (used in) operating activities
Net loss	$(26,242,026)	$(60,228,170)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Net loss allocated from investments in Master Funds	10,685,782	40,927,651
Net income allocated from investment in Graham Cash Assets LLC	(747,456)	(1,782,810)
Proceeds from sale of investments in Master Funds	577,349,465	767,121,556
Proceeds from sale of investments in Graham Cash Assets LLC	574,565,811	671,571,056
Investments in Master Funds	(547,981,406)	(852,058,602)
Investments in Graham Cash Assets LLC	(470,850,145)	(605,206,338)
Changes in assets and liabilities:
Accrued commission reimbursements	166,210	(53,251)
Accrued brokerage fees	(284,026)	(41,636)
Accrued advisory fees	(244,538)	(34,736)
Accrued sponsor fees	(122,269)	(17,368)
Net cash provided by (used in) operating activities	116,295,402	(39,802,648)

Cash flows (used in) provided by financing activities
Subscriptions	26,742,327	133,110,074
Redemptions	(143,037,729)	(93,307,426)
Net cash (used in) provided by financing activities	(116,295,402)	39,802,648

Net change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$-	-

Supplemental disclosure of non cash operating activities

Investments and proceeds related to investments in liquidated Master Funds consolidated into Graham Commodity Strategies LLC not included above: $1,362,929 and $0 for the years ended December 31, 2012 and 2011, respectively (See Note 2).

See accompanying notes.

Graham Alternative Investment Trading LLC

Notes to Financial Statements

December 31, 2012

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

Investments in Master Funds (continued)

During the year ended December 31, 2012 certain Master Funds in which GAIT invested consolidated their assets under Graham Commodity Strategies LLC, then ceased operations and were dissolved. The amount of assets that were transferred in-kind in connection with this consolidation totals $1,362,929. The dates of the consolidations and dissolutions were as follows:

Master Fund	Consolidation Date	Dissolution Date
Graham Fed Policy Ltd.	May 29, 2012	October 23, 2012
Graham Energy Fundamental LLC	May 29, 2012	October 1, 2012
Graham Macro Directional LLC	May 30, 2012	October 1, 2012
Graham Macro Technical Ltd.	May 30, 2012	October 23, 2012

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

In accordance with this hierarchy, GAIT’s investments in Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been classified as Level 2. These investments are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2012 and 2011 by GAIT, the Master Funds, or Cash Assets, and there were no transfers between levels during those years. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

Unrealized gains and losses from derivative financial instruments are recorded based on changes in their fair value. Realized gains and losses are recorded when the positions are closed. All unrealized and realized gains and losses related to derivative financial instruments are included in net loss on investments in the Master Funds’ statements of operations.

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

Derivative Instruments (continued)

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

Derivative Instruments (continued)

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

The Manager is assessing the impact this new pronouncement will have on these financial statements.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds

As of December 31, 2012 and 2011, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members’ capital are individually identified, while smaller investments are aggregated under the caption “Other Global Macro Funds.” The number of Master Funds included for the year in each aggregated category is disclosed parenthetically next to each name. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

December 31, 2012
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss)

Systematic Macro Funds
Graham K4D Trading Ltd.	9.15%	$24,287,685	$(10,096,654)

Global Macro Funds
Graham Commodity Strategies LLC	6.15%	16,324,504	(9,313,441)
Other Global Macro Funds (6)	2.74%	7,258,710	8,724,313
	18.04%	$47,870,899	$(10,685,782)
December 31, 2011
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss)

Systematic Macro Funds
Graham K4D Trading Ltd.	10.82%	$45,101,309	$(55,856,964)

Global Macro Funds
Other Global Macro Funds (7)	10.25%	42,802,679	14,929,313
	21.07%	$87,903,988	$(40,927,651)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of December 31, 2012:

	Graham Commodity Strategies LLC (Delaware)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$114,206,522	$76,261,597	$29,961,942
Fixed income securities, at fair value	49,996,302	-	124,990,755
Derivative financial instruments, at fair value	34,869,226	13,475,515	25,424,116
CME membership, at fair value	2,000,300	-	793,453
Dividends receivable	52,500	-	-
Other assets	-	107	-
Total assets	201,124,850	89,737,219	181,170,266

Liabilities:
Derivative financial instruments, at fair value	17,032,718	1,950,294	-
Due to brokers	-	-	1,750,659
Redemptions payable	5,369	-	-
Total liabilities	17,038,087	1,950,294	1,750,659
Net assets	$184,086,763	$87,786,925	$179,419,607

Percentage of Master Fund held by GAIT	8.87%	8.27%	13.54%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2012.

Description	Principal Amount / Notional Amount / Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC
Fixed income securities
Bonds (cost $49,989,111)
United States
U.S. Treasury bill 0.00% due 03/14/13	$50,000,000	$49,996,302	27.16%
Total United States		49,996,302	27.16%
Total bonds		49,996,302	27.16%

Derivative financial instruments
Long contracts
Futures
Brent Crude March 2013 - September 2013	9,543	14,516,600	7.89%
Natural Gas May 2013	7,931	(14,959,620)	(8.13)%
Natural Gas July 2013	6,351	(11,052,940)	(6.00)%
Other Natural Gas February 2013 - January 2014	11,510	(4,945,000)	(2.69)%
Wheat March 2013 - December 2013	8,992	(7,496,000)	(4.07)%
WTI Crude April 2013	6,643	10,201,020	5.54%
WTI Crude November 2013	1,999	(12,183,290)	(6.62)%
WTI Crude January 2014	1,999	(11,361,590)	(6.17)%
Other WTI Crude February 2013 - June 2014	8,570	13,477,380	7.32%
Other commodity		(24,499,577)	(13.31)%
Total futures		(48,303,017)	(26.24)%

Swaps
Commodity futures		(162,119)	(0.09)%
Total swaps		(162,119)	(0.09)%

Forwards
Japanese Yen / U.S. dollar 01/04/13	JPY180,218,436,000	(15,289,285)	(8.31)%
Japanese Yen / U.S. dollar 01/07/13	JPY 73,665,968,900	(5,778,001)	(3.14)%
Other foreign currency		1,376,864	0.75%
Total forwards		(19,690,422)	(10.70)%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2012.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Long contracts (continued)
Options
Natural Gas Futures February 2013 - January 2015 Call $3.75 - $5.00	2,150	$1,591,150	0.86%
Natural Gas Futures March 2013 - April 2013 Put $0.00 - $3.25	4,100	1,971,000	1.07%
Other commodity		521,780	0.28%
U.S. dollar / Japanese Yen February 2013 - May 2013 Call $85.00 - $88.00	4	16,385,856	8.90%
Other currency		1,195,163	0.66%
U.S. bond		574,219	0.31%
U.S. index		1,856,250	1.01%
Total options		24,095,418	13.09%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2012.

Description	Number of Contracts / Notional Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Brent Crude February 2013 - December 2014	(8,330)	$(10,374,090)	(5.64)%
Natural Gas March 2013	(5,467)	16,116,840	8.76%
Natural Gas April 2013	(10,618)	27,581,820	14.99%
Other Natural Gas February 2013 - April 2014	(9,670)	5,062,300	2.75%
Wheat March 2013 - July 2013	(8,999)	8,924,988	4.85%
WTI Crude March 2013	(5,663)	(9,638,060)	(5.24)%
WTI Crude June 2013	(3,787)	(12,403,880)	(6.74)%
Other WTI Crude February 2013 - December 2015	(10,649)	(15,529,960)	(8.44)%
Other commodity		22,886,444	12.44%
U.S. bond		45,313	0.02%
U.S. index		7,500	0.00%
Total futures		32,679,215	17.75%

Swaps
Commodity futures		59,748	0.03%
Total swaps		59,748	0.03%

Forwards
U.S. dollar / Japanese Yen 01/04/13	JPY(179,649,983,200)	21,846,045	11.87%
U.S. dollar / Japanese Yen 01/07/13	JPY(186,460,696,800)	14,713,710	7.99%
U.S. dollar / Japanese Yen 01/07/13	JPY (2,602,098,000)	(14,672)	(0.01)%
Other foreign currency		(798,071)	(0.43)%
Total forwards		35,747,012	19.42%

Options
Natural Gas Futures April 2013 Put $3.00	(250)	(182,500)	(0.10)%
Natural Gas Futures February 2013 - January 2015 Call $0.10 - $5.50	(3,350)	(979,700)	(0.53)%
Other commodity		(21,000)	(0.01)%
Currency		(5,242,064)	(2.84)%
U.S. bond		(164,063)	(0.09)%
Total options		(6,589,327)	(3.57)%
Total		$67,832,810	36.85%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2012.

Description	Notional Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham Global Monetary Policy LLC
Derivative financial instruments
Long contracts
Futures
Foreign bond		$145,741	0.17%
Foreign index		2,401,384	2.73%
Interest rate		(1,575,000)	(1.79)%
Total futures		972,125	1.11%

Forwards
Brazilian Real / U.S. dollar 01/03/13	BRL 838,687,500	10,278,835	11.71%
Chinese Yuan / U.S. dollar 01/03/13 - 06/27/13		4,523,387	5.15%
Mexican Peso / U.S. dollar 01/02/13 - 01/03/13		7,159,228	8.16%
Other foreign currency		(963,799)	(1.10)%
Total forwards		20,997,651	23.92%

Options
Interest rate		625,000	0.71%
U.S. index		158,750	0.18%
Foreign currency		529,605	0.61%
Total options		1,313,355	1.50%

Short contracts
Futures
Foreign index		(328,287)	(0.37)%
Foreign bond		492,734	0.56%
Interest rate		2,371,123	2.70%
U.S. bond		759,204	0.86%
Total futures		3,294,774	3.75%

Forwards
U.S. dollar / Brazilian Dollar 01/03/13	BRL (838,687,500)	(6,955,653)	(7.92)%
Other foreign currency		(4,833,382)	(5.51)%
Total forwards		(11,789,035)	(13.43)%

Options
Interest rate		(468,750)	(0.53)%
Foreign currency		(2,794,899)	(3.19)%
Total options		(3,263,649)	(3.72)%

Total		$11,525,221	13.13%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2012.

Description	Principal Amount / Notional Amount / Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Fixed income securities
Bonds (cost $124,963,438)
United States
U.S. Treasury bill 0.00% due 03/14/13	$125,000,000	$124,990,755	69.66%
Total United States		124,990,755	69.66%
Total bonds		124,990,755	69.66%

Derivative financial instruments
Long contracts
Futures
Nikkei 225 Index March 2013	2,254	11,197,084	6.24%
Topix Index March 2013	1,383	11,116,231	6.20%
Other foreign index		(1,641,221)	(0.92)%
Commodity		40,893	0.02%
Currency		19,615	0.01%
Interest rate		989,629	0.55%
Foreign bond		3,888,306	2.17%
U.S. bond		372,289	0.21%
U.S. index		345,055	0.19%
Total futures		26,327,881	14.67%

Forwards
Foreign currency		(1,692,952)	(0.94)%
Total forwards		(1,692,952)	(0.94)%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2012.

Description	Notional Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Foreign index		$(73,012)	(0.04)%
Commodity		(7,643,113)	(4.27)%
Currency		1,060,981	0.59%
Interest rate		(39,202)	(0.02)%
Foreign bond		(241,205)	(0.13)%
U.S. bond		243,652	0.14%
U.S. index		(353,828)	(0.20)%
Total futures		(7,045,727)	(3.93)%

Forwards
U.S. Dollar / Japanese Yen 03/21/13	JPY(24,575,106,969)	9,839,401	5.48%
U.S. Dollar / Japanese Yen 01/04/13 - 01/07/13	JPY (2,181,627,007)	105,135	0.06%
Other foreign currency		(2,109,622)	(1.17)%
Total forwards		7,834,914	4.37%
Total		$150,414,871	83.83%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of December 31, 2012:

	Graham Commodity Strategies LLC	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.
Assets
Level 1:
U.S. bond futures	$45,313	$921,438	$927,920
U.S. bond futures options	574,219	-	-
Foreign bond futures	-	638,475	7,253,098
Foreign index futures	-	2,401,384	23,920,199
U.S. index futures	7,500	-	1,461,395
U.S. index futures options	1,856,250	158,750	-
Commodity futures	136,583,500	-	10,650,606
Commodity futures options	4,083,930	-	-
Commodity futures swaps	59,748	-	-
Interest rate futures	-	2,202,373	1,735,617
Interest rate futures options	-	625,000	-
Currency futures	-	-	1,104,266
Equity securities	2,000,300	-	793,453
Total Level 1	145,210,760	6,947,420	47,846,554

Level 2:
Foreign currency forwards	38,314,684	36,251,151	19,238,245
Foreign currency options	17,581,019	529,605	-
Fixed income securities	49,996,302	-	124,990,755
Total Level 2	105,892,005	36,780,756	144,229,000
Total assets	$251,102,765	$43,728,176	$192,075,554

Liabilities
Level 1:
U.S. bond futures	$-	$(162,234)	$(311,979)
U.S. bond futures options	(164,063)	-	-
Foreign bond futures	-	-	(3,605,997)
Foreign index futures	-	(328,287)	(3,321,117)
U.S. index futures	-	-	(1,470,168)
Commodity futures	(152,260,115)	-	(18,252,826)
Commodity futures options	(1,183,200)	-	-
Commodity futures swaps	(162,119)	-	-
Interest rate futures	-	(1,406,250)	(785,190)
Interest rate futures options	-	(468,750)	-
Currency futures	-	-	(23,670)
Total Level 1	(153,769,497)	(2,365,521)	(27,770,947)

Level 2:
Foreign currency forwards	(22,258,094)	(27,042,535)	(13,096,283)
Foreign currency options	(5,242,064)	(2,794,899)	-
Total Level 2	(27,500,158)	(29,837,434)	(13,096,283)
Total liabilities	$(181,269,655)	$(32,202,955)	$(40,867,230)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at December 31, 2012 categorized by primary underlying risk and is representative of the derivative positions held by the Master Funds throughout the year. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade futures and options on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT. Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers and fixed income securities on the Master Funds’ statements of financial condition.

	Graham Commodity Strategies LLC						Graham Global Monetary Policy LLC
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$6,957,172,641	102,887	$(6,812,506,601)	(100,934)	$136,583,500	$(152,260,115)	$-	-	$-	-	$-	$-
Options(a)	35,431,382	7,568	(17,122,694)	(3,700)	4,083,930	(1,183,200)	-	-	-	-	-	-
Swaps	5,039,580	142	(4,869,180)	(142)	59,748	(162,119)	-	-	-	-	-	-
	6,997,643,603	110,597	(6,834,498,475)	(104,776)	140,727,178	(153,605,434)	-	-	-	-	-	-

Equity price
Futures	-	-	(10,650,000)	(150)	7,500	-	41,877,970	450	(9,872,405)	(165)	2,401,384	(328,287)
Options(a)	61,067,207	3,000	-	-	1,856,250	-	-	-	(6,152,186)	(1,500)	158,750	-
	61,067,207	3,000	(10,650,000)	(150)	1,863,750	-	41,877,970	450	(16,024,591)	(1,665)	2,560,134	(328,287)

Foreign currency
exchange rate
Forwards	1,898,423,498	N/A	(1,882,366,909)	N/A	38,314,684	(22,258,094)	3,622,783,412	N/A	(3,613,574,796)	N/A	36,251,151	(27,042,535)
Options(a)	475,390,150	8	(245,955,750)	(4)	17,581,019	(5,242,064)	197,455,675	10	(259,686,600)	(11)	529,605	(2,794,899)
	2,373,813,648	8	(2,128,322,659)	(4)	55,895,703	(27,500,158)	3,820,239,087	10	(3,873,261,396)	(11)	36,780,756	(29,837,434)

Interest rate
Futures	-	-	(33,195,313)	(250)	45,313	-	2,689,682,667	10,913	(4,622,750,125)	(19,386)	3,762,286	(1,568,484)
Options(a)	84,078,349	3,500	(32,955,244)	(3,500)	574,219	(164,063)	289,162,168	5,000	(370,156,922)	(5,000)	625,000	(468,750)
	84,078,349	3,500	(66,150,557)	(3,750)	619,532	(164,063)	2,978,844,835	15,913	(4,992,907,047)	(24,386)	4,387,286	(2,037,234)
Total	$9,516,602,807	117,105	$(9,039,621,691)	(108,680)	$199,106,163	$(181,269,655)	$6,840,961,892	16,373	$(8,882,193,034)	(26,062)	$43,728,176	$(32,202,955)

Collateral balances supporting all derivative positions						$164,202,824						$76,261,597

(a) Notional amounts for options are based on the delta-adjusted positions.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at December 31, 2012 categorized by primary underlying risk and is representative of the derivative positions held by the Master Funds throughout the year. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade futures and options on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT. Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers and fixed income securities on the Master Funds’ statements of financial condition.

		Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$364,319,244	4,414	$(883,588,505)	(13,712)	$10,650,606	$(18,252,826)
	364,319,244	4,414	(883,588,505)	(13,712)	10,650,606	(18,252,826)

Equity price
Futures	1,226,779,876	13,036	(106,770,515)	(1,893)	25,381,594	(4,791,285)
	1,226,779,876	13,036	(106,770,515)	(1,893)	25,381,594	(4,791,285)

Foreign currency
exchange rate
Futures	36,929,900	352	(136,511,977)	(1,624)	1,104,266	(23,670)
Forwards	1,526,791,218	N/A	(1,520,649,257)	N/A	19,238,245	(13,096,283)
	1,563,721,118	352	(1,657,161,234)	(1,624)	20,342,511	(13,119,953)

Interest rate
Futures	9,571,876,106	45,765	(16,351,154)	(81)	9,916,635	(4,703,166)
	9,571,876,106	45,765	(16,351,154)	(81)	9,916,635	(4,703,166)
Total	$12,726,696,344	63,567	$(2,663,871,408)	(17,310)	$66,291,346	$(40,867,230)

Collateral balances supporting all derivative positions						$153,202,038

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the year ended December 31, 2012 except as disclosed below:

	Graham Commodity Strategies LLC (Delaware)	Graham Energy Focus LLC (1) (Delaware)	Graham Energy Fundamental LLC (2) (Delaware)	Graham Fed Policy Ltd. (3) (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (4) (Delaware)	Graham Macro Technical Ltd. (5) (BVI)

Net investment income (loss)	$345,951	$6,739	$(155)	$(1,576)	$(286,790)	$(240,755)	$(1,941)	$24

Net realized gain (loss) on investments	(61,053,061)	(3,769,417)	312,340	5,613,231	28,094,665	(74,164,455)	38,728,553	1,495,306
Net increase (decrease) in unrealized
appreciation on investments	14,903,217	5,355,406	-	(6,791,394)	11,896,822	(1,457,876)	1,432,230	45,230
Brokerage commissions and fees	(18,289,597)	(205,979)	(413,249)	(251,780)	(2,901,200)	(4,371,586)	(411,391)	(61,432)
Net gain (loss) on investments	(64,439,441)	1,380,010	(100,909)	(1,429,943)	37,090,287	(79,993,917)	39,749,392	1,479,104
Net income (loss)	$(64,093,490)	$1,386,749	$(101,064)	$(1,431,519)	$36,803,497	$(80,234,672)	$39,747,451	$1,479,128

(1)	For the period from January 1, 2012 to May 22, 2012 (date of dissolution)

(2)	For the period from February 28, 2012 to October 1, 2012 (date of dissolution)

(3)	For the period from January 1, 2012 to October 23, 2012 (date of dissolution)

(4)	For the period from January 1, 2012 to October 1, 2012 (date of dissolution)

(5)	For the period from May 1, 2012 to October 23, 2012 (date of dissolution)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the year ended December 31, 2012 except as disclosed below:

	Graham Commodity Strategies LLC	Graham Energy Focus LLC (1)	Graham Energy Fundamental LLC (2)	Graham Fed Policy Ltd. (3)	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC (4)	Graham Macro Technical Ltd. (5)
Commodity price
Futures	$(51,699,208)	$12,682,853	$229,930	$-	$(1,071,029)	$(153,351,496)	$(865,110)	$116,550
Options	968,630	789,330	(84,980)	-	-	-	-	21,500
Swaps	10,585,971	(11,744,944)	167,390	-	-	8,862,476	-	-
	(40,144,607)	1,727,239	$312,340	-	(1,071,029)	(144,489,020)	(865,110)	138,050
Equity price
Futures	(14,957,621)	(141,250)	-	17,313	10,286,966	59,969,550	1,981,489	451,569
Equities	(298,920)	-	-	-	-	(250,647)	-	-
Options	(2,025,040)	-	-	-	(1,670,328)	-	-	(70,000)
	(17,281,581)	(141,250)	-	17,313	8,616,638	59,718,903	1,981,489	381,569
Foreign currency
exchange rate
Futures	2,877,440	-	-	-	-	(19,324,533)	-	-
Forwards	9,747,837	-	-	-	34,292,224	(44,179,110)	33,756,168	897,553
Options	3,479,277	-	-	-	(10,200,938)	-	1,335,000	426,906
	16,104,554	-	-	-	24,091,286	(63,503,643)	35,091,168	1,324,459
Interest rate
Futures	(7,583,780)	-	-	(4,431,350)	8,302,329	72,515,966	4,218,861	(210,273)
Options	2,704,934	-	-	3,235,874	52,263	-	(265,625)	(93,269)
Fixed income securities	50,636	-	-	-	-	135,463	-	-
	(4,828,210)	-	-	(1,195,476)	8,354,592	72,651,429	3,953,236	(303,542)
Total	$(46,149,844)	$1,585,989	$312,340	$(1,178,163)	$39,991,487	$(75,622,331)	$40,160,783	$1,540,536

(1) For the period from January 1, 2012 to May 22, 2012 (date of dissolution)

(2) For the period from February 28, 2012 to October 1, 2012 (date of dissolution)

(3) For the period from January 1, 2012 to October 23, 2012 (date of dissolution)

(4) For the period from January 1, 2012 to October 1, 2012 (date of dissolution)

(5) For the period from May 1, 2012 to October 23, 2012 (date of dissolution)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of December 31, 2011:

	Graham Commodity Strategies LLC (Delaware)	Graham Energy Focus LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)
Assets:
Due from brokers	$142,601,701	$29,432,093	$37,426,188	$73,168,865	$307,111,336	$12,363,794
Options, at fair value	-	6,085,420	-	-	-	-
Derivative financial instruments, at fair value	-	-	4,895,517	2,556,238	41,337,536	-
CME Membership, at fair value	2,000	-	-	-	355,000	-
Subscriptions receivable	5,925	1,048	882	40,815	34,651	2,311
Total assets	142,609,626	35,518,561	42,322,587	75,765,918	348,838,523	12,366,105

Liabilities:
Options, at fair value	-	-	3,048,431	296,433	-	-
Derivative financial instruments, at fair value	10,834,559	13,573,247	-	-	15,255,976	1,521,488
Redemptions payable	5,925	1,048	1,024	40,370	34,651	2,311
Total liabilities	10,840,484	13,574,295	3,049,455	336,803	15,290,627	1,523,799
Net assets	$131,769,142	$21,944,266	$39,273,132	$75,429,115	$333,547,896	$10,842,306

Percentage of Master Fund held by GAIT	15.04%	20.01%	15.17%	14.18%	13.52%	17.87%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2011.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC
Long contracts
Futures
Brent Crude February 2012 - May 2012	5,558	$(1,566,650)	(1.19)%
Coffee May 2012 - July 2012	1,865	(7,800,506)	(5.92)%
Corn July 2012	3,693	6,097,513	4.63%
Gasoline RBOB December 2012	750	(7,893,900)	(5.99)%
Other Gasoline RBOB February 2012	1,638	(93,072)	(0.07)%
Natural Gas February 2012 - January 2013	6,254	(11,037,040)	(8.38)%
Wheat July 2012	2,504	(7,274,588)	(5.52)%
Wheat December 2012	888	(8,308,563)	(6.31)%
Other Wheat March 2012	710	(2,154,100)	(1.63)%
Other Wheat March 2012 - December 2012	1,674	3,218,225	2.44%
WTI Crude April 2012	8,991	36,997,150	28.08%
Other WTI Crude December 2012 - December 2013	3,523	6,861,280	5.21%
Other WTI Crude September 2013	1,000	(2,660,000)	(2.02)%
Other commodity		12,325,498	9.35%
Foreign currency		(39,300)	(0.03)%
U.S. index		(30,612)	(0.02)%
Total futures		16,641,335	12.63%

Swaps
Wheat future May 2012	269	903,018	0.69%
Other commodity futures		(2,762,970)	(2.10)%
Total swaps		(1,859,952)	(1.41)%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2011.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC (continued)
Short contracts
Futures
Brent Crude Penultimate Financial December 2012	(1,097)	$(9,057,530)	(6.87)%
Other Brent Crude April 2012 - December 2013	(2,581)	(4,752,620)	(3.61)%
Coffee March 2012	(1,799)	(1,080,731)	(0.82)%
Corn December 2012	(1,074)	1,099,575	0.83%
Gasoil June 2012 - December 2012	(3,748)	(10,964,450)	(8.32)%
Natural Gas April 2012	(7,358)	12,529,350	9.51%
Other Natural Gas October 2012	(275)	2,387,340	1.81%
Wheat July 2012	(2,919)	23,443,525	17.79%
Other Wheat May 2012	(765)	(792,350)	(0.60)%
WTI Crude October 2012	(1,500)	(18,800,000)	(14.27)%
Other WTI Crude February 2012 - December 2014	(12,649)	(2,116,630)	(1.60)%
Other commodity		(9,868,200)	(7.49)%
U.S. index		(11,021)	(0.01)%
Total futures		(17,983,742)	(13.65)%

Swaps
Wheat future March 2012	(1,539)	(6,067,775)	(4.60)%
Other Wheat future July 2012	(427)	(1,435,788)	(1.09)%
Other commodity futures		(128,637)	(0.10)%
Total swaps		(7,632,200)	(5.79)%

Total		$(10,834,559)	(8.22)%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2011.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Energy Focus LLC
Long contracts
Futures
Henry Hub Penultimate March 2012	4,031	$(11,345,235)	(51.70)%
Henry Hub Penultimate April 2013	2,550	(4,180,875)	(19.05)%
Other Henry Hub Penultimate February 2012 - December 2012	5,156	(7,521,975)	(34.28)%
Natural Gas December 2012	1,083	(1,437,960)	(6.55)%
Natural Gas January 2013	2,083	(5,207,770)	(23.73)%
Other Natural Gas March 2013 - October 2013	200	(1,204,420)	(5.49)%
Other commodity		(25,000)	(0.12)%
Total futures		(30,923,235)	(140.92)%

Options
Natural Gas EURO February 2012, $4.80 Put	100	1,810,600	8.25%
Natural Gas EURO March 2012, $4.80 Put	100	1,784,000	8.13%
Natural Gas EURO April 2012 - October 2012, $0.20 - $4.50 Put	850	5,012,500	22.84%
Total options		8,607,100	39.22%

Swaps
Natural Gas February 2012	3,915	(11,572,885)	(52.74)%
Natural Gas March 2012	1,767	(6,214,880)	(28.32)%
Natural Gas April 2012	1,250	(1,615,525)	(7.36)%
Natural Gas May 2012	930	(1,610,140)	(7.34)%
Natural Gas June 2012	900	(1,443,450)	(6.58)%
Natural Gas July 2012	930	(1,349,740)	(6.15)%
Natural Gas August 2012	930	(1,273,015)	(5.80)%
Natural Gas September 2012	900	(1,216,200)	(5.54)%
Natural Gas November 2012	1,630	(1,596,325)	(7.27)%
Other Natural Gas January 2012 - November 2013	1,765	(916,000)	(4.18)%
Total swaps		(28,808,160)	(131.28)%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2011.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Energy Focus LLC (continued)
Short contracts
Futures
Henry Hub Penultimate February 2012	(3,971)	$11,724,378	53.43%
Henry Hub Penultimate October 2012	(2,124)	4,157,730	18.95%
Henry Hub Penultimate April 2012	(1,340)	1,845,850	8.41%
Other Henry Hub Penultimate June 2012 - September 2012	(612)	2,458,900	11.21%
Natural Gas March 2012	(1,709)	6,557,620	29.88%
Natural Gas April 2012	(1,318)	2,137,030	9.74%
Natural Gas May 2012	(197)	1,589,960	7.25%
Natural Gas June 2012	(188)	1,293,180	5.89%
Natural Gas October 2012	(1,011)	1,398,270	6.37%
Natural Gas November 2012	(1,355)	2,352,710	10.72%
Natural Gas April 2013	(696)	3,780,580	17.23%
Other Natural Gas February 2012 - November 2013	(703)	3,128,470	14.26%
Other commodity		95,180	0.43%
Total futures		42,519,858	193.77%

Options
Natural Gas EURO February 2012 - December 2012, $4.00 - $6.50 Call	(3,100)	(769,600)	(3.51)%
Natural Gas EURO February 2012 - March 2012, $3.00 - $3.25 Put	(800)	(1,436,100)	(6.54)%
Other commodity		(315,980)	(1.44)%
Total options		(2,521,680)	(11.49)%

Swaps
Natural Gas January 2013	(1,116)	1,752,508	7.99%
Natural Gas May 2012 - September 2012	(1,983)	1,910,892	8.70%
Other Natural Gas December 2013	(62)	(25,110)	(0.11)%
Total swaps		3,638,290	16.58%

Total		$(7,487,827)	(34.12)%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2011.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Fed Policy Ltd.
Long contracts
Futures
30 Day Fed Fund June 2012	8,547	$2,324,519	5.92%
Other 30 Day Fed Fund January 2012 - December 2013	26,631	2,594,437	6.60%
Other 30 Day Fed Fund November 2012 - October 2013	1,598	(23,439)	(0.06)%
Total futures		4,895,517	12.46%

Options
Interest rate futures		549,104	1.40%
Total options		549,104	1.40%

Short contracts
Options
Fed Fund futures February 2012 - June 2012, $99.88 Call	(12,650)	(2,304,872)	(5.87)%
Fed Fund futures January 2012 - June 2012, $99.75 - $99.88 Put	(25,162)	(1,255,163)	(3.19)%
Other interest rate futures		(37,500)	(0.10)%
Total options		(3,597,535)	(9.16)%

Total		$1,847,086	4.70%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2011.

Description	Notional Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham Global Monetary Policy LLC
Long contracts
Futures
Foreign bond		$298,460	0.40%
Total futures		298,460	0.40%

Options
Foreign currency		339,824	0.45%
Total options		339,824	0.45%

Forwards
Chinese Yuan / U.S. dollar January 2012 – December 2012	CNY 3,296,537,500	4,745,926	6.29%
Other foreign currency		4,716,017	6.25%
Total forwards		9,461,943	12.54%

Short contracts
Futures
Interest rate		94,330	0.13%
Total futures		94,330	0.13%

Options
Foreign currency		(636,257)	(0.84)%
Total options		(636,257)	(0.84)%

Forwards
Chinese Yuan / U.S. dollar January 2012 – December 2012	CNY (3,619,150,000)	(3,949,883)	(5.24)%
Other foreign currency		(3,348,612)	(4.44)%
Total forwards		(7,298,495)	(9.68)%
Total		$2,259,805	3.00%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2011.

Description	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Long contracts
Futures
U.S. bond	$5,555,669	1.67%
Foreign bond	15,262,571	4.58%
U.S. index	2,281,203	0.68%
Foreign index	1,698,637	0.51%
Commodity	(255,745)	(0.08)%
Interest rate	903,752	0.27%
Currency	839,900	0.25%
Total futures	26,285,987	7.88%

Forwards
Foreign currency	8,206,755	2.46%
Total forwards	8,206,755	2.46%

Short contracts
Futures
Foreign bond	(7,404)	(0.00)%
U.S. index	5,540	0.00%
Foreign index	(1,563,165)	(0.47)%
Commodity	615,434	0.18%
Interest rate	(1,288,252)	(0.38)%
Currency	337,837	0.10%
Total futures	(1,900,010)	(0.57)%

Swaps
Commodity	(15,255,976)	(4.57)%
Total swaps	(15,255,976)	(4.57)%

Forwards
Foreign currency	8,744,804	2.62%
Total forwards	8,744,804	2.62%

Total	$26,081,560	7.82%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2011.

Description	Notional Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham Macro Directional LLC
Long contracts
Futures
Foreign bond		$(21,390)	(0.20)%
Total forwards		(21,390)	(0.20)%

Forwards
Foreign currency		227,165	2.10%
Total forwards		227,165	2.10%

Short contracts
Futures
U.S. index		(22,500)	(0.21)%
Total futures		(22,500)	(0.21)%

Forwards
Australian dollar / U.S. dollar 01/03/12	AUD (40,000,000)	(555,000)	(5.12)%
Other foreign currency		(1,149,763)	(10.60)%
Total forwards		(1,704,763)	(15.72)%

Total		$(1,521,488)	(14.03)%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of December 31, 2011:

	Graham Commodity Strategies LLC	Graham Energy Focus LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC
Assets
Level 1:
U.S. bond futures	$-	$-	$-	$-	$5,807,164	$-
Foreign bond futures	-	-	-	385,999	15,262,571	-
U.S. index futures	-	-	-	-	3,038,693	-
Foreign index futures	-	-	-	-	1,954,287	-
Commodity futures	121,643,778	42,519,858	-	-	15,602,465	-
Commodity futures options	-	8,607,100	-	-	-	-
Commodity futures swaps	2,117,443	3,663,400	-	-	-	-
Interest rate futures	-	-	4,918,956	94,330	1,693,157	-
Interest rate futures options	-	-	549,104	-	-	-
Currency futures	-	-	-	-	1,406,611	-
Total Level 1	123,761,221	54,790,358	5,468,060	480,329	44,764,948	-

Level 2:
Foreign currency forwards	-	-	-	8,341,253	21,958,196	37,206
Foreign currency options	-	-	-	339,824	-	-
Total Level 2	-	-	-	8,681,077	21,958,196	37,206
Total assets	$123,761,221	$54,790,358	$5,468,060	$9,161,406	$66,723,144	$37,206

Liabilities
Level 1:
U.S. bond futures	$-	$-	$-	$-	$(251,495)	$-
Foreign bond futures	-	-	-	(87,539)	(7,404)	(21,390)
Foreign index futures	-	-	-	-	(1,818,815)	-
U.S. index futures	(41,633)	-	-	-	(751,950)	(22,500)
Commodity futures	(122,905,252)	(30,923,235)	-	-	(15,242,776)	-
Commodity futures options	-	(2,521,680)	-	-	-	-
Commodity futures swaps	(11,609,595)	(28,833,270)	-	-	(15,255,976)	-
Interest rate futures	-	-	(23,439)	-	(2,077,657)	-
Interest rate futures options	-	-	(3,597,535)	-	-	-
Currency futures	(39,300)	-	-	-	(228,874)	-
Total Level 1	(134,595,780)	(62,278,185)	(3,620,974)	(87,539)	(35,634,947)	(43,890)

Level 2:
Foreign currency forwards	-	-	-	(6,177,805)	(5,006,637)	(1,514,804)
Foreign currency options	-	-	-	(636,257)	-	-
Total Level 2	-	-	-	(6,814,062)	(5,006,637)	(1,514,804)
Total liabilities	$(134,595,780)	$(62,278,185)	$(3,620,974)	$(6,901,601)	$(40,641,584)	$(1,558,694)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

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

	Graham Fed Policy Ltd.						Graham Global Monetary Policy LLC
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$-	-	$-	-	$-	$-	-	$-	-	$-	$-	$-
Swaps	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-		-	-

Equity price
Futures	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-	-	-

Foreign currency
exchange rate
Futures	-	-	-	-	-	-	-	-	-	-	-	-
Forwards	-	-	-	-	-	-	2,504,581,338	N/A	(2,502,417,890)	N/A	8,341,253	(6,177,805)
Options	-	-	-	-	-	-	200,000,000	1	(100,000,000)	(1)	339,824	(636,257)
	-	-	-	-	-	-	2,704,581,338	1	(2,602,417,890)	(1)	8,681,077	(6,814,062)

Interest rate
Futures	14,640,919,492	35,178	-	-	4,918,956	(23,439)	216,273,337	1,940	(514,021,011)	(2,100)	480,329	(87,539)
Options	2,155,189,586	5,981	(17,228,752,250)	(43,812)	549,104	(3,597,535)	-	-	-	-	-	-
	16,796,109,078	41,159	(17,228,752,250)	(43,812)	5,468,060	(3,620,974)	216,273,337	1,940	(514,021,011)	(2,100)	480,329	(87,539)
Total	$16,796,109,078	41,159	$(17,228,752,250)	(43,812)	$5,468,060	$(3,620,974)	$2,920,854,675	1,941	$(3,116,438,901)	(2,101)	$9,161,406	$(6,901,601)

Collateral balances supporting all derivative positions						$37,426,188						$73,168,865

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

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

	Graham K4D Trading Ltd.						Graham Macro Directional LLC
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$549,621,961	6,056	$(748,131,689)	(17,936)	$15,602,465	$(15,242,776)	$-	-	$-	-	$-	$-
Swaps	-	-	(232,232,146)	(6,040)	-	(15,255,976)	-	-	-	-	-	-
	549,621,961	6,056	(980,363,835)	(23,976)	15,602,465	(30,498,752)	-	-	-	-	-	-

Equity price
Futures	532,726,507	8,449	(283,517,405)	(4,519)	4,992,980	(2,570,765)	-	-	(12,525,000)	(200)	-	(22,500)
	532,726,507	8,449	(283,517,405)	(4,519)	4,992,980	(2,570,765)	-	-	(12,525,000)	(200)	-	(22,500)

Foreign currency
exchange rate
Futures	263,535,156	2,886	(55,089,450)	(348)	1,406,611	(228,874)	-	-	-	-	-	-
Forwards	1,473,161,901	N/A	(1,456,210,342)	N/A	21,958,196	(5,006,637)	378,520,504	N/A	(379,998,102)	N/A	37,206	(1,514,804)
	1,736,697,057	2,886	(1,511,299,792)	(348)	23,364,807	(5,235,511)	378,520,504	-	(379,998,102)	-	37,206	(1,514,804)

Interest rate
Futures	11,861,168,194	60,131	(3,335,791,712)	(13,264)	22,762,892	(2,336,556)	22,151,552	200	-	-	-	(21,390)
	11,861,168,194	60,131	(3,335,791,712)	(13,264)	22,762,892	(2,336,556)	22,151,552	200	-	-	-	(21,390)
Total	$14,680,213,719	77,522	$(6,110,972,744)	(42,107)	$66,723,144	$(40,641,584)	$400,672,056	200	$(392,523,102)	(200)	$37,206	$(1,558,694)

Collateral balances supporting all derivative positions						$307,111,336						$12,363,794

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the year ended December 31, 2011:

	Graham Commodity Strategies LLC (Delaware)	Graham Discretionary Energy Trading III LLC (1) (Delaware)	Graham Energy Focus LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)	Graham Short Term Global Macro LLC (2) (Delaware)

Net investment loss	$(19,290)	$(60,323)	$(19,555)	$(3,341)	$(440,668)	$(598,015)	$(33,854)	$1,186

Net realized gain (loss) on investments	101,152,045	(11,935,802)	13,912,634	41,782,108	11,480,259	(422,430,555)	45,060,590	3,960,455
Net increase (decrease) in unrealized
appreciation on investments	(47,806,437)	(16,614,275)	(6,771,856)	(8,009,721)	3,752,016	(18,855,089)	(1,555,122)	(1,898,136)
Brokerage commissions and fees	(8,898,603)	(2,215,911)	(1,327,724)	(2,064,973)	(3,894,968)	(13,215,302)	(1,446,409)	(548,562)
Net gain (loss) on investments	44,447,005	(30,765,988)	5,813,054	31,707,414	11,337,307	(454,500,946)	42,059,059	1,513,757
Net income (loss)	$44,427,715	$(30,826,311)	$5,793,499	$31,704,073	$10,896,639	$(455,098,961)	$42,025,205	$1,514,943

(1)	For the period from January 1, 2011 to October 31, 2011

(2)	For the period from January 1, 2011 to February 28, 2011

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

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

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which range in maturity from one to twenty-four months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis. For the year ended December 31, 2012, the total amount recognized by GAIT with respect to its investment in Cash Assets was $747,456. For the year ended December 31, 2011, the total amount recognized by GAIT with respect to its investment in Cash Assets was $1,782,810. These amounts are included in interest income in the statements of operations and managing member allocation. At December 31, 2012 and 2011, GAIT owned approximately 6.02% and 11.59%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of December 31, 2012 and 2011 and for the years then ended:

	December 31,
	2012	2011
Assets:
Cash and cash equivalents	$968,228,634	$556,557,151
Investments in fixed income securities (cost $3,041,387,608 and
$2,412,672,700, respectively)	3,041,387,608	2,412,672,700
Accrued interest receivable	5,989,305	4,670,722
Total assets	4,015,605,547	2,973,900,573

Liabilities:
Other liabilities	9,300	29,450
Total liabilities	9,300	29,450
Net assets	$4,015,596,247	$2,973,871,123

The following table summarizes the results of operations of Cash Assets for the years ended December 31, 2012 and 2011:

	2012	2011
Investment income
Interest income	$10,006,047	$13,827,518
Total investment income	10,006,047	13,827,518

Expenses:
Bank fee expense	143,499	317,178
Total expenses	143,499	317,178
Net investment income	9,862,548	13,510,340
Net income	$9,862,548	$13,510,340

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4.	Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2012:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities
(cost $3,041,387,608)
United States
Government Bonds (cost $3,041,387,608)
U.S. Treasury 0.13% - 2.63% due 01/15/13 – 12/31/14	$3,025,000,000	$3,041,387,608	75.74%
Total Government Bonds		3,041,387,608	75.74%

Total Investments in Fixed Income Securities		$3,041,387,608	75.74%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2011:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
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

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Assets
Level 2:
Fixed income securities
FDIC Guaranteed Bonds	$–	$623,918,691
Government Bonds	3,041,387,608	1,788,754,009
Total fixed income securities	3,041,387,608	2,412,672,700
Total Level 2	3,041,387,608	2,412,672,700
Total assets	$3,041,387,608	$2,412,672,700

5.	Capital Accounts

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

8.	Financial Highlights

The following is the per unit operating performance calculation for the years ended December 31, 2012 and 2011:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2010	$138.96	$113.68
Net loss:
Net investment loss	(5.53)	(6.66)
Net loss on investments	(10.26)	(8.25)
Net loss	(15.79)	(14.91)
Net asset value per unit, December 31, 2011	$123.17	$98.77
Net loss:
Net investment loss	(4.88)	(5.84)
Net loss on investments	(3.41)	(2.64)
Net loss	(8.29)	(8.48)
Net asset value per unit, December 31, 2012	$114.88	$90.29

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

8.	Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the years ended December 31, 2012 and 2011:

	Class 0		Class 2
	2012	2011	2012	2011

Total return before Incentive Allocation	(6.73)%	(11.35)%	(8.59)%	(13.11)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Total return after Incentive Allocation	(6.73)%	(11.36)%	(8.59)%	(13.12)%

Net investment loss before Incentive Allocation	(3.96)%	(3.97)%	(5.91)%	(5.85)%
Incentive Allocation	0.00	(0.01)	0.00	(0.01)
Net investment loss after Incentive Allocation	(3.96)%	(3.98)%	(5.91)%	(5.86)%

Total expenses before Incentive Allocation	5.13%	5.15%	7.18%	7.16%
Incentive Allocation	0.00	0.01	0.00	0.01
Total expenses after Incentive Allocation	5.13%*	5.16%*	7.18%*	7.17%*

*- The percentages above represent total gross expenses before commission reimbursements (see Note 6), which represent 0.90% of average members’ capital for 2012 and 1.04% of average members’ capital for 2011.

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the years ended December 31, 2012 and 2011.

9.	Subsequent Events

As of January 1, 2013 GAIT reduced the Brokerage Fee in Class 0 and Class 2 to 0% and 2%, respectively. As a result of this change, GAIT will bear all future costs previously covered by the Brokerage Fee (See Note 6).

GAIT had subscriptions of approximately $3.8 million and redemptions of approximately $28.4 million from January 1, 2013 through March 28, 2013, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

Manager
Graham Capital Management, L.P.
40 Highland Avenue
Rowayton, CT  06853
U.S.A.

Administrator
SEI Global Services Inc.
1 Freedom Valley Drive
Oaks, PA  19456
U.S.A.

Legal and Tax Advisors
Proskauer Rose LLP
11 Times Square
New York, NY  10036
U.S.A.

Registered Address
Corporation Service Company
2711 Centerville Road
Suite 400
Wilmington, DE 19808
U.S.A.

Independent Registered Public Accounting Firm
Ernst & Young LLP
300 First Stamford Place
Stamford, CT 06902
U.S.A.

Financial Statements

Graham Alternative Investment Trading II LLC
For the years ended December 31, 2012 and 2011
with Report of Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Manager of
Graham Alternative Investment Trading II LLC

We have audited the accompanying statements of financial condition of Graham Alternative Investment Trading II LLC (the “Fund”), as of December 31, 2012 and 2011, and the related statements of operations and managing member allocation, changes in members’ capital and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graham Alternative Investment Trading II LLC at December 31, 2012 and 2011, and the results of its operations, changes in its members’ capital and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Stamford, CT

March 28, 2013

Graham Alternative Investment Trading II LLC

Statements of Financial Condition

	December 31,
Assets	2012	2011
Investment in Graham K4D Trading Ltd., at fair value	$6,984,957	$13,021,233
Investment in Graham Cash Assets LLC, at fair value	34,050,873	59,403,888
Accrued commission reimbursements	8,466	29,549
Receivable from Graham K4D Trading Ltd.	1,764	532
Total assets	$41,046,060	$72,455,202

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$8,098,182	$2,739,451
Accrued brokerage fees	106,515	183,148
Accrued advisory fees	69,458	122,997
Accrued sponsor fees	34,729	61,499
Total liabilities	8,308,884	3,107,095

Members’ capital:
Class 0 Units (182,134.590 and 434,835.751 units issued and outstanding
at $73.46 and $81.35 per unit, respectively)	13,380,170	35,371,951
Class 2 Units (282,516.243 and 439,312.861 units issued and outstanding
at $68.36 and $77.24 per unit, respectively)	19,313,793	33,930,645
Class M Units (500.000 and 500.000 units issued and outstanding
at $86.43 and $91.02 per unit, respectively)	43,213	45,511
Total members’ capital	32,737,176	69,348,107
Total liabilities and members’ capital	$41,046,060	$72,455,202

See accompanying notes.

Graham Alternative Investment Trading II LLC

Statements of Operations and Managing Member Allocation

	Years Ended December 31,
	2012	2011
Net loss allocated from investment in Graham K4D Trading Ltd.:
Net realized loss on investments	$(2,891,645)	$(15,762,400)
Net increase (decrease) in unrealized appreciation on investments	636,228	(120,577)
Brokerage commissions and fees	(177,465)	(501,049)
Net loss allocated from investment in Graham K4D Trading Ltd.	(2,432,882)	(16,384,026)

Net investment loss allocated from investment in Graham K4D Trading Ltd.	(10,157)	(22,482)

Investment income:
Interest income	122,626	313,447

Expenses:
Brokerage fees	1,747,782	2,409,288
Advisory fees	1,173,825	1,673,711
Sponsor fees	586,913	836,856
Interest and other	22,244	17,726
Commission reimbursements	(177,465)	(501,049)
Total expenses	3,353,299	4,436,532
Net investment loss of the Fund	(3,230,673)	(4,123,085)

Net loss	(5,673,712)	(20,529,593)

Incentive allocation	-	(8,810)

Net loss available for pro-rata allocation to all members	$(5,673,712)	$(20,538,403)

See accompanying notes.

Graham Alternative Investment Trading II LLC

Statements of Changes in Members’ Capital

For the years ended December 31, 2012 and 2011

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2010	397,859.944	$40,945,899	288,630.496	$28,783,191	500.000	$54,780	$69,783,870
Subscriptions	203,183.867	20,217,119	214,381.982	20,455,733	–	-	40,672,852
Redemptions	(166,208.060)	(14,966,889)	(63,699.617)	(5,603,323)	–	(8,810)	(20,579,022)
Incentive allocation	–	(4,821)	–	(3,989)	–	8,810	-
Netloss	–	(10,819,357)	–	(9,700,967)	–	(9,269)	(20,529,593)
Members’ capital, December 31, 2011	434,835.751	$35,371,951	439,312.861	$33,930,645	500.000	$45,511	$69,348,107
Subscriptions	12,005.117	975,167	4,850.134	366,000	–	–	1,341,167
Redemptions	(264,706.278)	(20,490,504)	(161,646.752)	(11,787,882)	–	–	(32,278,386)
Incentive allocation	–	–	–	–	–	–	–
Netloss	–	(2,476,444)	–	(3,194,970)	–	(2,298)	(5,673,712)
Members’ capital, December 31, 2012	182,134.590	$13,380,170	282,516.243	$19,313,793	500.000	$43,213	$32,737,176

See accompanying notes.

Graham Alternative Investment Trading II LLC

Statements of Cash Flows

	Years Ended December 31,
	2012	2011
Cash flows provided by (used in) operating activities
Net loss	$(5,673,712)	$(20,529,593)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss allocated from investment in Graham K4D Trading Ltd.	2,443,039	16,406,508
Net income allocated from investment in Graham Cash Assets LLC	(122,626)	(313,447)
Proceeds from sale of investments in Graham K4D Trading Ltd.	61,804,874	92,831,783
Proceeds from sale of investments in Graham Cash Assets LLC	87,778,439	133,621,344
Investments in Graham K4D Trading Ltd.	(58,212,869)	(114,848,588)
Investments in Graham Cash Assets LLC	(62,302,798)	(128,621,849)
Changes in assets and liabilities:
Accrued commission reimbursements	21,083	(754)
Accrued brokerage fees	(76,633)	12,206
Accrued advisory fees	(53,539)	1,593
Accrued sponsor fees	(26,770)	797
Net cash provided by (used in) operating activities	25,578,488	(21,440,000)

Cash flows (used in) provided by financing activities
Subscriptions	1,341,167	40,672,852
Redemptions	(26,919,655)	(19,232,852)
Net cash (used in) provided by financing activities	(25,578,488)	21,440,000

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of year	–	–
Cash and cash equivalents, end of year	$–	$–

See accompanying notes.

Graham Alternative Investment Trading II LLC

Notes to Financial Statements

December 31, 2012

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

Graham Alternative Investment Fund I LLC and Graham Alternative Investment Fund II LLC are the primary investors of GAIT II.

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

In accordance with this hierarchy, GAIT II’s investments in K4D Trading and Graham Cash Assets LLC (“Cash Assets”) have been classified as Level 2 valuations. There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2012 or 2011 by GAIT II, K4D Trading, or Cash Assets, and there were no transfers between levels during those years. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

Derivative Instruments (continued)

Unrealized gains and losses from derivative financial instruments are recorded based on changes in their fair value. Realized gains and losses are recorded when the positions are closed. All unrealized and realized gains and losses related to derivative financial instruments are included in net realized loss and net (decrease) increase in unrealized appreciation on investments in the Master Fund’s statements of operations.

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

Derivative Instruments (continued)

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

The Manager is assessing the impact this new pronouncement will have on these financial statements.

Indemnifications

In the normal course of business, the Master Fund, Cash Assets, and GAIT II enter into contracts that contain a variety of indemnifications. Such contracts may include those by the Master Fund and Cash Assetswith their brokers and trading counterparties. GAIT II’s maximum exposure under these arrangements is unknown; however, GAIT II has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote.

3.	Investment in Graham K4D Trading Ltd.

As of December 31, 2012 and 2011, GAIT II invested in K4D Trading, a master trading vehicle also managed by the Managing Manager. GAIT II’s investment in K4D Trading, as well as its investment objective, is summarized below. K4D Trading and GAIT II are related parties. K4D Trading does not charge any management or incentive fees, and offers monthly subscriptions and redemptions.

December 31, 2012
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Loss

Systematic Macro
Graham K4D Trading Ltd.	21.34%	$6,984,957	$(2,443,039)
	21.34%	$6,984,957	$(2,443,039)

December 31, 2011
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Loss

Systematic Macro
Graham K4D Trading Ltd.	18.78%	$13,021,233	$(16,406,508)
	18.78%	$13,021,233	$(16,406,508)

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3.	Investment in Graham K4D Trading Ltd. (continued)

The following table summarizes the financial position of K4D Trading as of December 31, 2012.

Assets:
Due from brokers	$29,961,942
Fixed income securities, at fair value	124,990,755
Derivative financial instruments, at fair value	25,424,116
CME Membership, at fair value	793,453
Total assets	181,170,266

Liabilities:
Due to brokers	1,750,659
Total liabilities	1,750,659
Net assets	$179,419,607

Percentage of K4D Trading held by GAIT II	3.89%

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3.	Investments in Graham K4D Trading Ltd. (continued)

The following schedules display the condensed schedules of investments for K4D Trading as of December 31, 2012.

Description	Principal Amount / Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Fixed income security
Bonds (cost $124,963,438)
United States
U.S. Treasury bill 0.00% due 03/14/13	$125,000,000	$124,990,755	69.66%
Total United States		124,990,755	69.66%
Total bonds		124,990,755	69.66%

Derivative financial instruments
Long contracts
Futures
Nikkei 225 Index March 2013	2,254	11,197,084	6.24%
Topix Index March 2013	1,383	11,116,231	6.20%
Other foreign index		(1,641,221)	(0.92)%
Commodity		40,893	0.02%
Currency		19,615	0.01%
Interest rate		989,629	0.55%
Foreign bond		3,888,306	2.17%
U.S. bond		372,289	0.21%
U.S. index		345,055	0.19%
Total futures		26,327,881	14.67%

Forwards
Foreign currency		(1,692,952)	(0.94)%
Total forwards		(1,692,952)	(0.94)%

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3.	Investments in Graham K4D Trading Ltd. (continued)

The following schedules display the condensed schedules of investments for K4D Trading as of December 31, 2012.

Description	Notional Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Foreign index		$(73,012)	(0.04)%
Commodity		(7,643,113)	(4.27)%
Currency		1,060,981	0.59%
Interest rate		(39,202)	(0.02)%
Foreign bond		(241,205)	(0.13)%
U.S. bond		243,652	0.14%
U.S. index		(353,828)	(0.20)%
Total futures		(7,045,727)	(3.93)%

Forwards
U.S. dollar / Japanese Yen 03/21/13	JPY(24,575,106,969)	9,839,401	5.48%
U.S. dollar / Japanese Yen 01/04/13 - 01/07/13	JPY (2,181,627,007)	105,135	0.06%
Other foreign currency		(2,109,622)	(1.17)%
Total forwards		7,834,914	4.37%

Total		$150,414,871	83.83%

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3.	Investment in Graham K4D Trading Ltd. (continued)

The following table shows the fair value classification of each investment type for K4D Trading as of December 31, 2012:

Assets
Level 1:
U.S. bond futures	$927,920
Foreign bond futures	7,253,098
U.S. index futures	1,461,395
Foreign index futures	23,920,199
Commodity futures	10,650,606
Interest rate futures	1,735,617
Currency futures	1,104,266
Equity securities	793,453
Total Level 1	47,846,554

Level 2:
Foreign currency forwards	19,238,245
Fixed income security	124,990,755
Total Level 2	144,229,000
Total assets	$192,075,554

Liabilities
Level 1:
U.S. bond futures	$(311,979)
Foreign bond futures	(3,605,997)
Foreign index futures	(3,321,117)
U.S. index futures	(1,470,168)
Commodity futures	(18,252,826)
Interest rate futures	(785,190)
Currency futures	(23,670)
Total Level 1	(27,770,947)

Level 2:
Foreign currency forwards	(13,096,283)
Total Level 2	(13,096,283)
Total liabilities	$(40,867,230)

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3.	Investment in Graham K4D Trading Ltd. (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Fund at December 31, 2012 categorized by primary underlying risk and is representative of the derivative positions held by K4D Trading throughout the year. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. K4D Trading trades futures on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of K4D Trading by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of K4D Trading and GAIT II. Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers and fixed income securitieson K4D Trading’s statement of financial condition.

	Graham K4D Trading Ltd.
	Long exposure		Short exposure

	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$364,319,244	4,414	$(883,588,505)	(13,712)	$10,650,606	$(18,252,826)
	364,319,244	4,414	(883,588,505)	(13,712)	10,650,606	(18,252,826)

Equity price
Futures	1,226,779,876	13,036	(106,770,515)	(1,893)	25,381,594	(4,791,285)
	1,226,779,876	13,036	(106,770,515)	(1,893)	25,381,594	(4,791,285)

Foreign currency
exchange rate
Futures	36,929,900	352	(136,511,977)	(1,624)	1,104,266	(23,670)
Forwards	1,526,791,218	N/A	(1,520,649,257)	N/A	19,238,245	(13,096,283)
	1,563,721,118	352	(1,657,161,234)	(1,624)	20,342,511	(13,119,953)

Interest rate
Futures	9,571,876,106	45,765	(16,351,154)	(81)	9,916,635	(4,703,166)
	9,571,876,106	45,765	(16,351,154)	(81)	9,916,635	(4,703,166)
Total	$12,726,696,344	63,567	$(2,663,871,408)	(17,310)	$66,291,346	$(40,867,230)

Collateral balances supporting all derivative positions						$153,202,038

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3.	Investment in Graham K4D Trading Ltd. (continued)

The following table summarizes the results of operations of K4D Trading for the year ended December 31, 2012.

Net investment loss	$(240,755)

Net realized loss on investments	(74,164,455)
Net decrease in unrealized appreciation on investments	(1,457,876)
Brokerage commissions and fees	(4,371,586)
Net loss on investments	(79,993,917)
Net loss	$(80,234,672)

The following table shows the gains and losses on all financial instruments held by K4D Trading reported in net realized loss and net decrease in unrealized appreciation on investments in its statement of operations segregated by primary underlying risk and contract type for the year ended December 31, 2012:

Commodity price
Futures	$(153,351,496)
Swaps	8,862,476
(144,489,020)

Equity price
Equities	(250,647)
Futures	59,969,550
59,718,903

Foreign currency
exchange rate
Futures	(19,324,533)
Forwards	(44,179,110)
(63,503,643)

Interest rate
Futures	72,515,966
Fixed income security	135,463
72,651,429
Total	$(75,622,331)

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3.	Investment in Graham K4D Trading Ltd. (continued)

The following table summarizes the financial position of K4D Trading as of December 31, 2011.

Assets:
Due from brokers	$307,111,336
Derivative financial instruments, at fair value	41,337,536
CME Membership, at fair value	355,000
Subscriptions receivable	34,651
Total assets	348,838,523

Liabilities:
Derivative financial instruments, at fair value	15,255,976
Redemptions payable	34,651
Total liabilities	15,290,627
Net assets	$333,547,896

Percentage of K4D Trading held by GAIT II	3.90%

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3.	Investment in Graham K4D Trading Ltd. (continued)

The following schedule displays the condensed schedule of investments for K4D Trading as of December 31, 2011.

Description	Fair Value	Percentage of Net Assets of K4D Trading
Graham K4D Trading Ltd.
Long contracts
Futures
U.S. bond	$5,555,669	1.67%
Foreign bond	15,262,571	4.58%
U.S. index	2,281,203	0.68%
Foreign index	1,698,637	0.51%
Commodity	(255,745)	(0.08)%
Interest rate	903,752	0.27%
Currency	839,900	0.25%
Total futures	26,285,987	7.88%

Forwards
Foreign currency	8,206,755	2.46%
Total forwards	8,206,755	2.46%

Short contracts
Futures
Foreign bond	(7,404)	(0.00)%
U.S. index	5,540	0.00%
Foreign index	(1,563,165)	(0.47)%
Commodity	615,434	0.18%
Interest rate	(1,288,252)	(0.38)%
Currency	337,837	0.10%
Total futures	(1,900,010)	(0.57)%

Swaps
Commodity	(15,255,976)	(4.57)%
Total swaps	(15,255,976)	(4.57)%

Forwards
Foreign currency	8,744,804	2.62%
Total forwards	8,744,804	2.62%

Total	$26,081,560	7.82%

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3.	Investment in Graham K4D Trading Ltd. (continued)

The following table shows the fair value classification of each investment type for K4D Trading as of December 31, 2011.

Assets
Level 1:
U.S. bond futures	$5,807,164
Foreign bond futures	15,262,571
U.S. index futures	3,038,693
Foreign index futures	1,954,287
Commodity futures	15,602,465
Interest rate futures	1,693,157
Currency futures	1,406,611
Total Level 1	44,764,948

Level 2:
Foreign currency forwards	21,958,196
Total Level 2	21,958,196
Total assets	$66,723,144

Liabilities
Level 1:
U.S. bond futures	$(251,495)
Foreign bond futures	(7,404)
U.S. index futures	(751,950)
Foreign index futures	(1,818,815)
Commodity futures	(15,242,776)
Commodity swaps	(15,255,976)
Interest rate futures	(2,077,657)
Currency futures	(228,874)
Total Level 1	(35,634,947)

Level 2:
Foreign currency forwards	(5,006,637)
Total Level 2	(5,006,637)
Total liabilities	$(40,641,584)

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3.	Investment in Graham K4D Trading Ltd. (continued)

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

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$549,621,961	6,056	$(748,131,689)	(17,936)	$15,602,465	$(15,242,776)
Swaps	-	-	(232,232,146)	(6,040)	-	(15,255,976)
	549,621,961	6,056	(980,363,835)	(23,976)	15,602,465	(30,498,752)

Equity price
Futures	532,726,507	8,449	(283,517,405)	(4,519)	4,992,980	(2,570,765)
	532,726,507	8,449	(283,517,405)	(4,519)	4,992,980	(2,570,765)

Foreign currency
exchange rate
Futures	263,535,156	2,886	(55,089,450)	(348)	1,406,611	(228,874)
Forwards	1,473,161,901	N/A	(1,456,210,342)	N/A	21,958,196	(5,006,637)
	1,736,697,057	2,886	(1,511,299,792)	(348)	23,364,807	(5,235,511)

Interest rate
Futures	11,861,168,194	60,131	(3,335,791,712)	(13,264)	22,762,892	(2,336,556)
	11,861,168,194	60,131	(3,335,791,712)	(13,264)	22,762,892	(2,336,556)
Total	$14,680,213,719	77,522	$(6,110,972,744)	(42,107)	$66,723,144	$(40,641,584)

Collateral balances supporting all derivative positions						$307,111,336

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3.	Investment in Graham K4D Trading Ltd. (continued)

The following table summarizes the results of operations of K4D Trading for the year ended December 31, 2011.

Net investment loss	$(598,015)

Net realized loss on investments	(422,430,555)
Net (decrease) in unrealized appreciation on investments	(18,855,089)
Brokerage commissions and fees	(13,215,302)
Net loss on investments	(454,500,946)
Net loss	$(455,098,961)

The following table shows the gains and losses on all financial instruments held by the Master Fund reported in net realized loss and net (decrease) in unrealized appreciation on investments in its statement of operations segregated by primary underlying risk and contract type for the year ended December 31, 2011:

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

GAIT II invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government, which range in maturity from one to twenty-four months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT II’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT II’s proportionate share of Cash Assets’reported net asset value. GAIT II records its proportionate share of Cash Assets’investment income and expenses on a monthly basis. For the year ended December 31, 2012, the total amount recognized by GAIT II with respect to its investment in Cash Assetswas $122,626. For the year ended December 31, 2011, the total amount recognized by GAIT II with respect to its investment in Cash Assetswas $313,447. These amounts are included in interest income in the statements of operations and managing member allocation. At December 31, 2012 and 2011, GAIT II owned approximately 0.85% and 2.00%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assetsas of December 31, 2012 and 2011 and for the years then ended:

	December 31,
	2012	2011
Assets:
Cash and cash equivalents	$968,228,634	$556,557,151
Investments in fixed income securities (cost $3,041,387,608 and
$2,412,672,700, respectively)	3,041,387,608	2,412,672,700
Accrued interest receivable	5,989,305	4,670,722
Total assets	4,015,605,547	2,973,900,573

Liabilities:
Other liabilities	9,300	29,450
Total liabilities	9,300	29,450
Net assets	$4,015,596,247	$2,973,871,123

The following table summarizes the results of operations of Cash Assets for the years ended December 31, 2012 and 2011:

	2012	2011
Investment income
Interest income	$10,006,047	$13,827,518
Total investment income	10,006,047	13,827,518

Expenses:
Bank fee expense	143,499	317,178
Total expenses	143,499	317,178
Net investment income	9,862,548	13,510,340
Net income	$9,862,548	$13,510,340

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

4.	Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assetsas of December 31, 2012:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities
(cost $3,041,387,608)
United States
Government Bonds (cost $3,041,387,608)
U.S. Treasury 0.13% – 2.63% due 01/15/13 – 12/31/14	$3,025,000,000	$3,041,387,608	75.74%
Total Government Bonds		3,041,387,608	75.74%

Total Investments in Fixed Income Securities		$3,041,387,608	75.74%

The following represents the condensed schedule of investments of Cash Assetsas of December 31, 2011:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
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

Cash Assetsreports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assetsas of December 31, 2012 and December 31, 2011:

	2012	2011
Assets
Level 2:
Fixed income securities
FDIC Guaranteed Bonds	$-	$623,918,691
Government Bonds	3,041,387,608	1,788,754,009
Total fixed income securities	3,041,387,608	2,412,672,700
Total Level 2	3,041,387,608	2,412,672,700
Total assets	$3,041,387,608	$2,412,672,700

5.	Capital Accounts

GAIT II offers Class 0 Units and Class 2 Units (collectively, the “Units”). GAIT II may issue additional classes in the future subject to different fees, expenses or other terms, or to invest inother investment programs or combinations of investment programs managed by the Manager. GAIT II also has Management Units (“Class M units”) which are solely for the investment of the Manager.

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

8.	Financial Highlights

The following is the per unit operating performance calculation for the years endedDecember 31, 2012 and 2011:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2010	$102.92	$99.72
Net loss:
Net investment loss	(4.40)	(6.03)
Net loss on investments	(17.17)	(16.45)
Net loss	(21.57)	(22.48)
Net asset value per unit, December 31, 2011	$81.35	$77.24
Net loss:
Net investment loss	(3.81)	(5.03)
Net loss on investments	(4.08)	(3.85)
Net loss	(7.89)	(8.88)
Net asset value per unit, December 31, 2012	$73.46	$68.36

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

8.	Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the years ended December 31, 2012 and 2011:

	Class 0		Class 2
	2012	2011	2012	2011

Total return before Incentive Allocation	(9.70)%	(20.95)%	(11.50)%	(22.53)%
Incentive Allocation	(0.00)	(0.01)	(0.00)	(0.01)
Total return after Incentive Allocation	(9.70)%	(20.96)%	(11.50)%	(22.54)%

Net investment loss before Incentive Allocation	(4.68)%	(4.27)%	(6.52)%	(6.03)%
Incentive Allocation	(0.00)	(0.01)	(0.00)	(0.01)
Net investment loss after Incentive Allocation	(4.68)%	(4.28)%	(6.52)%	(6.04)%

Total expenses before Incentive Allocation	5.22%	5.20%	7.16%	7.25%
Incentive Allocation	0.00	0.01	0.00	0.01
Total expenses after Incentive Allocation	5.22%*	5.21%*	7.16%*	7.26%*

*- The percentages above represent total gross expenses before commission reimbursements (See Note 6), which represent 0.32% of average members’ capital for 2012 and 0.62% of average members’ capital for 2011.

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT II and net investment loss and expenses allocated from the Master Fund and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT II, excluding that of the Managing Member, for the years ended December 31, 2012 and 2011.

9.	Subsequent Events

As of January 1, 2013 GAIT II reduced the Brokerage Fee in Class 0 and Class 2 to 0% and 2%, respectively. As a result of this change, GAIT II will bear all future costs previously covered by the Brokerage Fee (See Note 6).

GAIT II had subscriptions of approximately $0.05 million and redemptions of approximately $4.4 million from January 1, 2013 through March 28, 2013, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

Manager
Graham Capital Management, L.P.
40 Highland Avenue
Rowayton, CT 06853
U.S.A.

Administrator
SEI Global Services Inc.
1 Freedom Valley Drive
Oaks, PA 19456
U.S.A

Legal and Tax Advisors
Proskauer Rose LLP
11 Times Square
New York, NY 10036
U.S.A.

Registered Address
Corporation Service Company
2711 Centerville Road
Suite 400
Wilmington, DE 19808
U.S.A.

Independent Registered Public Accounting Firm
Ernst & Young LLP
300 First Stamford Place
Stamford, CT 06902
U.S.A.

Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Fund has established disclosure controls and procedures to ensure that the information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and made known tothe Manager and the Fund’s management, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation as of December 31, 2012, the Manager, along with the Manager’s principal executive officer and principal financial officer, have concluded that the Manager’s disclosure controls and procedures with respect to the Fund (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) were effective.

Management's Report on Internal Control Over Financial Reporting

The Manager is responsible for establishing and maintaining adequate internal control over the financial reporting of the Fund. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under supervision of, a company’s principal executive and principal financial officers andeffected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements forexternal purposes in accordance with U.S. generally accepted accounting principles. The Manager’s internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements of the Fund in accordance with U.S. generally accepted accounting principles, and that the Fund’s transactions are being made only in accordance with authorizations of management; and

●
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

Management assessed the effectiveness of the Manager’s internal control over financial reporting for the Fund as of December 31, 2012. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on thecriteria in the COSO framework, management, including the principal financial and principal executive officers, has concluded that, as of December 31, 2012, the Manager’s internal control over financialreporting for the Fund was effective. This annual report does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report in this annual report.

Changes in Internal Controls

In connection with the evaluation of the Fund’s internal controls during the Fund’s last fiscal year, the Manager, along with the Manager’s principal executive officer and principal financial officer, has determined that there are no changes to the Fund’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Fund’s internal controls over financial reporting.

Item 9B:	OTHER INFORMATION

None.

Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

GAIF I itself has no officers, directors or employees.  GAIF I’s affairs are managed by the Manager.  The general partner of the Manager is KGT, Inc.  Kenneth G. Tropin is the sole director of KGT, Inc.  Messrs. Pablo Calderini, Paul Sedlack, Robert E. Murray and Jeff Baisley serve as President and Chief Investment Officer, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, respectively, of the Manager. None of these individuals currently serves as a director of a public company.  Messrs. Kenneth G. Tropin, Pablo Calderini, Paul Sedlack, Robert E. Murray and Jeff Baisley each have filed initial reports on Form 3. Biographical information for the aforementioned officers appears in Item 1: Business.

Legal Proceedings

No officer of the Manager has, during the last ten years, been subject to or involved in any legal proceedings described under Item 401(f) of Regulation S-K, have been convicted of any criminal proceeding (excluding traffic violations or similar misdemeanors), or have been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, United Stated federal or state securities laws of finding any violations with respect to such laws.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires officers, directors and persons who own more than ten percent of a registered class of equity securities to, within specified time periods, file certain reports of ownership and changes in ownership with the SEC. Based solely upon a review of Forms 3 and Forms 4 furnished to the Fund pursuant to Rule 16a-3 under the Exchange Act during the Fund’s most recent fiscal year, and Forms 5 with respect to the most recent fiscal year, the Fund believes that all such forms required to be filed pursuant to Section 16(a) were timely filed as necessary by the executive officers, directors and security holders required to file same during the fiscal year ended December 31, 2012.

Code of Ethics

GAIF I has not adopted a code of ethics that applies to officers because it has no officers. In addition, GAIF I has not adopted any procedures by which investors may recommend nominees to its board of directors and has not established an audit committee because it has no board of directors.

The Manager has adopted a Code of Ethics as required by Rule 204A-1 under the Investment Advisors Act of 1940, as amended, that requires all employees to conduct business consistent with the level of ethical standards and fiduciary duties owed by the Manager to its clients. The Code of Ethics contains policies and procedures with respect to personal securities transactions by employees and related accounts that are designed to prevent front-running, scalping, the misuse of inside information and other improper activities.

Item 11:	EXECUTIVE COMPENSATION

GAIF I itself has no officers, directors or employees.  None of the principals, officers or employees of the Manager receives compensation from the Fund.  All persons serving in the capacity of officers or executives of the Manager are compensated by the Manager in respect of their respective positions with the Manager.

As described under “Item 1. Business,” the Fund pays the Manager the Brokerage Fee and the Sponsor Fee.  For the year ended December 31, 2012, the Fund paid the Manager Brokerage Fees of $6,409,565 and Sponsor Fees of $2,698,062.

As compensation for its services as investment manager to the Fund, the Manager is paid the Advisory Fees described under “Item 1. Business,” and may receive Incentive Allocations also as described under “Item 1. Business.” For the year ended December 31, 2012, the Fund paid the Manager Advisory Fees of $5,369,125 and the Manager did not receive an Incentive Allocation.

The Fund has no other compensation arrangements.  There are no compensation plans or arrangements relating to a change in control of the Fund or the Manager.

Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)           Security ownership of certain beneficial owners

Not applicable.

(b)	Security ownership of management

 Under the terms of the Company Agreement, GAIF I is managed by the Manager. Neither the Manager nor any of its executive officers own any Units of GAIF I.

(c)	Changes in control

There are no arrangements known to the Fund, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change in control of the Fund.

Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)	Transactions with Related Persons.

The Manager manages and conducts the business of the Fund. The Manager receives management, incentive and other fees from the Fund, as set forth under “Item 1. Business” and “Item 11. Executive Compensation.”

(b)	Review, Approval or Ratification of Transactions with Related Persons.

No disclosure is required hereunder as the fund is a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K.

(c)	Promoters and Certain Control Persons.

Not applicable.

Item 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

(a)	Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for each of the years ended December 31, 2012 and December 31, 2011 for the audit of the Fund’s annual financial statements, review of financial statements included in the Fund’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

FEE CATEGORY	2012		2011
Audit Fees	$83,600	*	$75,500
Audit-Related Fees	–		–
Tax Fees	84,000	*	70,875
All Other Fees	–		–
TOTAL FEES	$167,600	*	$146,375

*	Amount expected to be billed for 2012 services.

Audit Fees consist of fees paid to EY for (i) the audit of the Fund’s annual financial statements included in the annual report on Form 10-K and review of financial statements included in the quarterly reports on Form 10-Q; and (ii) services that are normally provided by the Independent Registered Public Accounting Firm in connection with statutory and regulatory filings of registration statements.  In consideration of the Brokerage Fee, the Manager bears the Fund’s audit fees.

(a)	Audit-Related Fees

None

(b)	Tax Fees

Tax Fees consist of fees paid to EY for professional services rendered in connection with tax compliance and Fund income tax return filings.  In consideration of the Brokerage Fee, the Manager bears the Fund’s tax-related fees.

(c)	All Other Fees

None.

(e)	Not Applicable.

(f)	Not Applicable.

Item 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Statements of Financial Condition at December 31, 2012 and 2011
Statements of Operations for the years ended December 31, 2012 and 2011
Statements of Changes in Members’ Capital for the years ended December 31, 2012 and 2011
Statements of Cash Flows for the years ended December 31 2012 and 2011
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2013	GRAHAM ALTERNATIVE INVESTMENT FUND I LLC

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

		By:	/s/ Paul Sedlack
Paul Sedlack, Chief Executive Officer

By:	/s/ Jeff Baisley
Jeff Baisley, Chief Financial Officer