Form 10-Q
period 2013-03-31
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2013-05-15
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐  No ☒

As of April 1, 2013, 227,995.810 Units of the Systematic Strategies Portfolio were outstanding.
As of April 1, 2013, 1,290,464.187 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
FORM 10-Q

Index

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification

Index

PART I

Item 1. Financial Statements

Graham Alternative Investment Fund I LLC

Statements of Financial Condition

	March 31, 2013 (Unaudited)	December 31, 2012 (Audited)

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$149,768,564	$167,871,994
Investment in Graham Alternative Investment Trading II LLC, at fair value	17,566,697	18,488,309
Redemption receivable from Graham Alternative Investment Trading LLC	10,606,614	14,897,527
Redemption receivable from Graham Alternative Investment Trading II LLC	634,879	6,924,115
Total assets	$178,576,754	$208,181,945

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$11,241,493	$21,821,642
Total liabilities	11,241,493	21,821,642

Members’ capital:
Blended Strategies Portfolio:
Class 0 Units (1,018,552.830 and 1,241,639.087 units issued and outstanding at $122.47 and $114.88, respectively)	124,737,215	142,637,622
Class 2 Units (261,296.090 and 279,471.807 units issued and outstanding at $95.80 and $90.29, respectively)	25,031,349	25,234,372
Total Blended Strategies Portfolio	149,768,564	167,871,994

Systematic Strategies Portfolio:
Class 0 Units (91,232.079 and 101,445.837 units issued and outstanding at $80.62 and $73.46, respectively)	7,355,130	7,452,523
Class 2 Units (136,763.731 and 161,427.944 units issued and outstanding at $74.67 and $68.36, respectively)	10,211,567	11,035,786
Total Systematic Strategies Portfolio	17,566,697	18,488,309
Total members’ capital	167,335,261	186,360,303
Total liabilities and members’ capital	$178,576,754	$208,181,945

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Statements of Operations

	Three Months Ended March 31,
	2013 (Unaudited)	2012 (Unaudited)
Net gain allocated from investments in other funds:
Net realized gain on investments	$14,459,775	$14,524,317
Net decrease in unrealized appreciation on investments	(384,761)	(3,944,968)
Brokerage commissions and fees	(309,040)	–
Net gain allocated from investments in other funds	13,765,974	10,579,349

Net investment loss allocated from investment in other funds:
Investment income:
Interest income	86,819	161,855

Expenses:
Advisory fees	777,573	1,548,070
Sponsor fees	509,793	774,035
Brokerage fees	–	1,840,110
Professional fees and other	294,044	29,961
Administrator’s fees	57,849	–
Total expenses	1,639,259	4,192,176
Net investment loss allocated from investments in other funds	(1,552,440)	(4,030,321)

Net income	$12,213,534	$6,549,028

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Statements of Changes in Members’ Capital

For the three months ended March 31, 2013 (unaudited) and 2012 (unaudited)

	Blended Strategies Portfolio
	Class 0 Units		Class 2 Units		Total
	Units	Capital	Units	Capital	Blended Strategies Portfolio

Members’ capital, December 31, 2011	1,814,039.586	$223,427,719	410,047.431	$40,501,399	$263,929,118
Subscriptions	7,911.977	980,000	6,612.488	656,540	1,636,540
Redemptions	(100,499.651)	(12,617,330)	(52,837.961)	(5,277,179)	(17,894,509)
Net income	–	5,350,966	–	738,687	6,089,653
Members’ capital, March 31, 2012	1,721,451.912	$217,141,355	363,821.958	$36,619,447	$253,760,802

	Blended Strategies Portfolio
	Class 0 Units		Class 2 Units		Total
	Units	Capital	Units	Capital	Blended Strategies Portfolio

Members’ capital, December 31, 2012	1,241,639.087	$142,637,622	279,471.807	$25,234,372	$167,871,994
Subscriptions	16,433.844	1,945,000	3,741.593	351,886	2,296,886
Redemptions	(239,520.101)	(28,917,423)	(21,917.310)	(2,069,889)	(30,987,312)
Net income	–	9,072,016	–	1,514,980	10,586,996
Members’ capital, March 31, 2013	1,018,552.830	$124,737,215	261,296.090	$25,031,349	$149,768,564

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Statements of Changes in Members’ Capital (continued)

For the three months ended March 31, 2013 (unaudited) and 2012 (unaudited)

	Systematic Strategies Portfolio
	Class 0 Units		Class 2 Units		Total
	Units	Capital	Units	Capital	Systematic Strategies Portfolio	Total Members’ Capital

Members’ capital, December 31, 2011	322,756.427	$26,254,798	255,073.907	$19,700,814	$45,955,612	$309,884,730
Subscriptions	2,177.678	178,000	–	–	178,000	1,814,540
Redemptions	(21,990.662)	(1,821,776)	(21,224.864)	(1,647,009)	(3,468,785)	(21,363,294)
Net income	–	326,795	–	132,580	459,375	6,549,028
Members’ capital, March 31, 2012	302,943.443	$24,937,817	233,849.043	$18,186,385	$43,124,202	$296,885,004

	Systematic Strategies Portfolio
	Class 0 Units		Class 2 Units		Total
	Units	Capital	Units	Capital	Systematic Strategies Portfolio	Total Members’ Capital

Members’ capital, December 31, 2012	101,445.837	$7,452,523	161,427.944	$11,035,786	$18,488,309	$186,360,303
Subscriptions	–	–	–	–	–	2,296,886
Redemptions	(10,213.758)	(767,533)	(24,664.213)	(1,780,617)	(2,548,150)	(33,535,462)
Net income	–	670,140	–	956,398	1,626,538	12,213,534
Members’ capital, March 31, 2013	91,232.079	$7,355,130	136,763.731	$10,211,567	$17,566,697	$167,335,261

See accompanying notes.

Index

Graham Alternative Investment Fund I LLC

Statements of Cash Flows

	Three Months Ended March 31,
	2013 (Unaudited)	2012 (Unaudited)
Cash flows provided by operating activities
Net income	$12,213,534	$6,549,028
Adjustments to reconcile net income to net cash provided by operating activities:
Net income allocated from investment in Graham Alternative Investment Trading LLC	(10,586,996)	(6,089,653)
Net income allocated from investment in Graham Alternative Investment Trading II LLC	(1,626,538)	(459,375)
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	35,278,225	17,544,593
Proceeds from sale of investments in Graham Alternative Investment Trading II LLC	8,837,386	2,836,889
Investments in Graham Alternative Investment Trading LLC	(2,296,886)	(1,636,540)
Investments in Graham Alternative Investment Trading II LLC	–	(178,000)
Net cash provided by operating activities	41,818,725	18,566,942

Cash flows used in financing activities
Subscriptions	2,296,886	1,814,540
Redemptions	(44,115,611)	(20,381,482)
Net cash used in financing activities	(41,818,725)	(18,566,942)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index
Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements

March 31, 2013

1. Organization and Business

Graham Alternative Investment Fund I LLC (the “Fund”) was formed on May 16, 2006, commenced operations on August 1, 2006 and is organized as a Delaware Limited Liability Company (“LLC”). The Fund offers investors Class 0 and Class 2 shares of a Blended Strategies Portfolio, and Class 0 and Class 2 shares of a Systematic Strategies Portfolio. The Fund invests all of its Blended Strategies Portfolio assets dedicated to trading in Graham Alternative Investment Trading LLC (“GAIT”), a Delaware LLC which was formed on May 16, 2006 and commenced operations on August 1, 2006. The Fund invests all of its Systematic Strategies Portfolio assets dedicated to trading in Graham Alternative Investment Trading II LLC (“GAIT II”), a Delaware LLC which was formed on July 16, 2008 and commenced operations on January 4, 2009. GAIT and GAIT II (collectively “the GAIT Funds”) invest in various master trading vehicles (“Master Funds”), all of which are managed by Graham Capital Management, L.P. (the “Advisor” or “Manager”). The Manager is the manager and the sole investment advisor of the GAIT Funds and the Fund. The Manager is registered as a Commodity Pool Operator and Commodity Trading Advisor with the Commodity Futures Trading Commission (the “CFTC”) and is a member of the National Futures Association. The Manager is also registered as a Registered Investment Advisor with the Securities and Exchange Commission. The Fund is a reporting company under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and qualifies as a smaller reporting company under the Exchange Act. Effective March 28, 2013 the Manager filed an amendment to the Certificate of Formation of the Fund to designate the interests of unitholders of the Fund as series under the Delaware Limited Liability Company Act.  This amendment allows unitholders of the Fund to benefit from limitation of liability protection afforded to each series.

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

At March 31, 2013 and December 31, 2012, the Fund owned 61.03% and 63.27%, respectively of GAIT, and 58.82% and 56.47%, respectively of GAIT II.

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

Index

Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Fair Value (continued)

In accordance with this hierarchy, the Fund’s investments in the GAIT Funds have been classified as a Level 2 valuation. There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2013 or the year ended December 31, 2012 by the Fund, the GAIT Funds, or the Master Funds, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

3. Capital Accounts

The Fund offers two classes (each a “Class”) in different series (each a “Series” or “Portfolio”) of Units (collectively the “Units”), being Class 0 Units and Class 2 Units in both Blended and Systematic Strategies Portfolios. The Fund may issue additional Classes or Series in the future subject to different fees, expenses or other terms, or to invest in other investment programs or combinations of investment programs managed by the Manager.

A separate Capital Account is maintained for each Member with respect to each member’s Class of Units. The initial balance of each Member’s Capital Account is equal to the initial contribution to the Fund by such Member with respect to the Class and Series to which such Capital Account relates. Each Member’s Capital Account is increased by any additional subscription, and decreased by any redemption by such Member of Units of such Class and Series to which the Capital Account relates. All income and expenses of the Fund are allocated among the Members’ Capital Accounts [in respect of a Series] in proportion to the balance that each Capital Account bears to the balance of all Capital Accounts [of that Series] as of the beginning of such fiscal period.

Subscriptions

Units may be purchased at a price equal to the Net Asset Value per Unit of the relevant Class and Series as of the immediately preceding Valuation Day as defined in the LLC Agreement. The minimum initial subscription from each investor in each Class is $50,000. Members may subscribe for additional Units in a minimum amount of not less than $5,000.

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

Redemption Fees

Class 2 Units are subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Class 0 Units are not subject to a redemption fee. Redemption fees are payable to the Manager upon redemption of Units from the proceeds of such redemption. Redemption fees of $0 and $3,885 were paid to the Manager for the three months ended March 31, 2013 and 2012, respectively, and are included as redemptions in the statements of changes in members’ capital.

4. Fees and Related Party Transactions

Advisory Fees

For the three months ended March 31, 2013 and 2012, each Class of the GAIT Funds other than Class M pays the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% and 2%, respectively, of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

Sponsor Fees

For the three months ended March 31, 2013 and 2012, each Class of the GAIT Funds other than Class M pays the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate specified in the table below. This Sponsor Fee was payable monthly in arrears calculated as of the last business day of the month in the same manner as the Advisory Fee. For the three months ended March 31, 2013 the Sponsor Fee listed below for Class 2 included a selling agent fee (the “Selling Agent Fee”) of 2%. The Selling Agent Fee represented a fee for initial and on-going service fees to the Fund’s selling agents.

Class	2013 Annual Rate	2012 Annual Rate
Class 0	0.75%	1.00%
Class 2	2.75%	1.00%

Incentive Allocation

At the end of each calendar quarter, the Manager of the GAIT Funds will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of the GAIT Funds, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of the GAIT Funds shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to the Manager

Index

Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements (continued)

4. Fees and Related Party Transactions (continued)

Brokerage Fees

For the three months ended March 31, 2012, each Class of GAIT Funds other than Class M paid the Manager a brokerage fee (the “Brokerage Fee”) at an annual rate specified in the table below. This Brokerage Fee was payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

Class	Annual Rate

Class 0	2%
Class 2	4%

In consideration of the Brokerage Fee, the Manager assumed all of the GAIT Funds’ trading commissions (including exchange, clearing and regulatory fees relating to its trades), routine legal expenses, internal and external accounting, audit and tax preparation expenses, fees and expenses of an external or internal administrator, and expenses and costs of printing and mailing reports and notices, together with the costs incurred in connection with the organization of the GAIT Funds and the Fund and the continuous offering of Units. To the extent the GAIT Funds were allocated any of these expenses from the Master Funds in which they invested, the Manager reimbursed the GAIT Funds for those amounts. These reimbursements are included in commission reimbursements in the GAIT Funds’ statements of operations and managing member allocation. As a result, there is no impact to the Fund’s statement of operations.

As of January 1, 2013 the GAIT Funds eliminated the Brokerage Fee and the GAIT Funds incurred directly all costs previously covered by the Brokerage Fee.

Administrator’s Fee

For the three month period ended March 31, 2013, the GAIT Funds paid SEI a monthly administrator’s fee based on each GAIT Fund’s net asset value, calculated as of the last business day of each month. In addition, the GAIT Funds reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of the GAIT Funds. The total administrator’s fees allocated to the Fund by the GAIT Funds for the three month periods ended March 31, 2013 and 2012 were $57,849 and $0, respectively.

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

Index

Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights

The following is the per Unit operating performance calculation for the three month periods ended March 31, 2013 and 2012:

	Blended Strategies Portfolio		Systematic Strategies Portfolio
	Class 0	Class 2	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2011	$123.17	$98.77	$81.35	$77.24
Net gain:
Net investment loss	(1.20)	(1.48)	(0.92)	(1.27)
Net gain on investments	4.17	3.36	1.89	1.80
Net gain	2.97	1.88	0.97	0.53
Net asset value per unit, March 31, 2012	$126.14	$100.65	$82.32	$77.77

Net asset value per unit, December 31, 2012	$114.88	$90.29	$73.46	$68.36
Net gain:
Net investment loss	(0.88)	(1.14)	(0.65)	(0.93)
Net gain on investments	8.47	6.65	7.81	7.24
Net gain	7.59	5.51	7.16	6.31
Net asset value per unit, March 31, 2013	$122.47	$95.80	$80.62	$74.67

The following represents ratios to average members’ capital and total return for the three month periods ended March 31, 2013 and 2012 for the Blended Strategies Portfolio:

	Blended Strategies Portfolio
	Class 0		Class 2
	2013	2012	2013	2012

Total return before Incentive Allocation	6.61%	2.41%	6.10%	1.90%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	6.61%	2.41%	6.10%	1.90%

Net investment loss before Incentive Allocation	(0.77)%	(0.97)%	(1.22)%	(1.50)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.77)%	(0.97)%	(1.22)%	(1.50)%

Total expenses before Incentive Allocation	0.79%	1.27%	1.27%	1.79%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.79%	1.27%	1.27%	1.79%

Index

Graham Alternative Investment Fund I LLC

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average members’ capital and total return for the three month periods ended March 31, 2013 and 2012 for the Systematic Strategies Portfolio:

	Systematic Strategies Portfolio
	Class 0		Class 2
	2013	2012	2013	2012

Total return before Incentive Allocation	9.75%	1.19%	9.23%	0.69%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	9.75%	1.19%	9.23%	0.69%

Net investment loss before Incentive Allocation	(0.88)%	(1.13)%	(1.36)%	(1.64)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.88)%	(1.13)%	(1.36)%	(1.64)%

Total expenses before Incentive Allocation	0.90%	1.27%	1.40%	1.78%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.90%	1.27%	1.40%	1.78%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total members’ capital adjusted for subscriptions or redemptions during the period and have not been annualized. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from the GAIT Funds. These ratios have not been annualized. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital for Class 0 and Class 2 Units of the Fund for the three month periods ended March 31, 2013 and 2012.

7. Subsequent Events

The Fund had subscriptions of approximately $2.7 million and redemptions of approximately $4.2 million through May 15, 2013, the date through which subsequent events were evaluated by management.  These amounts have not been included in the financial statements.

Index

Graham Alternative Investment Trading LLC

Statements of Financial Condition

	March 31, 2013 (Unaudited)	December 31, 2012 (Audited)
Assets
Investments in Master Funds, at fair value	$49,660,422	$47,870,899
Investment in Graham Cash Assets LLC, at fair value	208,557,050	241,839,538
Accrued commission reimbursements	–	165,510
Receivable from Master Funds	2,853	1,856
Other receivable	218,078	–
Total assets	$258,438,403	$289,877,803

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$12,079,330	$23,262,309
Accrued advisory fees	345,676	489,673
Accrued sponsor fees	216,714	244,837
Accrued brokerage fees	–	568,525
Accrued professional fees	362,895	–
Accrued administrator's fees	25,799	–
Payable to Master Funds	6,543	6,476
Total liabilities	13,036,957	24,571,820

Members’ capital:
Class 0 Units (1,639,090.018 and 1,922,696.211 units issued and outstanding at $122.47 and $114.88 per unit, respectively)	200,731,401	220,876,439
Class 2 Units (457,262.490 and 483,129.319 units issued and outstanding at $95.80 and $90.29 per unit, respectively)	43,804,327	43,623,249
Class M Units (4,671.470 and 4,671.470 units issued and outstanding at $185.32 and $172.60 per unit, respectively)	865,718	806,295
Total members’ capital	245,401,446	265,305,983
Total liabilities and members’ capital	$258,438,403	$289,877,803

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	March 31, 2013 (Unaudited)		December 31, 2012 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$12,122,243	4.94%	$16,324,504	6.15%
Graham Global Monetary Policy LLC	12,160,765	4.96%	7,258,710	2.74%
Graham K4D Trading Ltd.	25,377,414	10.34%	24,287,685	9.15%
Total investments in Master Funds	$49,660,422	20.24%	$47,870,899	18.04%

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Statements of Operations and Managing Member Allocation

	Three Months Ended March 31,
	2013 (Unaudited)	2012 (Unaudited)
Net gain allocated from investments in Master Funds:
Net realized gain on investments	$20,273,648	$20,614,297
Net decrease in unrealized appreciation on investments	(860,950)	(5,597,814)
Brokerage commissions and fees	(477,561)	(1,091,330)
Net gain allocated from investments in Master Funds	18,935,137	13,925,153

Net investment loss allocated from investments in Master Funds	(5,957)	(35,948)

Investment income:
Interest income	124,162	217,632

Expenses:
Advisory fees	1,109,892	2,089,945
Sponsor fees	690,123	1,044,972
Brokerage fees	–	2,423,310
Administrator’s fees	82,841	–
Professional fees and other	389,274	3,320
Commission reimbursements	–	(1,091,329)
Total expenses	2,272,130	4,470,218
Net investment loss of the Fund	(2,147,968)	(4,252,586)

Net income	16,781,212	9,636,619

Incentive allocation	–	–

Net income available for pro-rata allocation to all members	$16,781,212	$9,636,619

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Statements of Changes in Members’ Capital

For the three months ended March 31, 2013 (unaudited) and 2012 (unaudited)

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2011	2,827,795.124	$348,287,779	688,937.679	$68,048,075	4,671.470	$822,214	$417,158,068
Subscriptions	31,134.715	3,853,255	13,203.211	1,312,894	–	–	5,166,149
Redemptions	(151,186.869)	(18,947,613)	(72,757.539)	(7,261,223)	–	–	(26,208,836)
Incentive allocation	–	–	–	–	–	–	–
Net income	–	8,357,220	–	1,248,999	–	30,400	9,636,619
Members’ capital, March 31, 2012	2,707,742.970	$341,550,641	629,383.351	$63,348,745	4,671.470	$852,614	$405,752,000

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2012	1,922,696.211	$220,876,439	483,129.319	$43,623,249	4,671.470	$806,295	$265,305,983
Subscriptions	24,271.848	2,870,000	9,833.882	926,793	–	–	3,796,793
Redemptions	(307,878.041)	(37,111,245)	(35,700.711)	(3,371,297)	–	–	(40,482,542)
Incentive allocation	–	–	–	–	–	–	–
Net income	–	14,096,207	–	2,625,582	–	59,423	16,781,212
Members’ capital, March 31, 2013	1,639,090.018	$200,731,401	457,262.490	$43,804,327	4,671.470	$865,718	$245,401,446

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Statements of Cash Flows

	Three Months Ended March 31,
	2013 (Unaudited)	2012 (Unaudited)
Cash flows provided by operating activities
Net income	$16,781,212	$9,636,619
Adjustments to reconcile net income to net cash provided by operating activities:
Net income allocated from investments in Master Funds	(18,929,180)	(13,889,205)
Net income allocated from investment in Graham Cash Assets LLC	(124,162)	(217,632)
Proceeds from sale of investments in Master Funds	81,395,633	188,533,634
Proceeds from sale of investments in Graham Cash Assets LLC	95,351,740	164,479,188
Investments in Master Funds	(64,256,906)	(182,364,309)
Investments in Graham Cash Assets LLC	(61,945,090)	(141,756,832)
Changes in assets and liabilities:
Accrued commission reimbursements	165,510	(7,878)
Other receivable	(218,078)	-
Accrued advisory fees	(143,997)	(27,090)
Accrued sponsor fees	(28,123)	(13,545)
Accrued brokerage fees	(568,525)	(35,730)
Accrued professional fees	362,895	-
Accrued administrator's fees	25,799	-
Net cash provided by operating activities	47,868,728	24,337,220

Cash flows used in financing activities
Subscriptions	3,796,793	5,166,149
Redemptions	(51,665,521)	(29,503,369)
Net cash used in financing activities	(47,868,728)	(24,337,220)

Net change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

March 31, 2013

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

Graham Alternative Investment Fund I LLC, Graham Alternative Investment Fund II LLC, and Graham Alternative Investment III Ltd. (collectively the “Feeder Funds”) are the primary investors of GAIT.

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

In accordance with this hierarchy, GAIT’s investments in Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been classified as Level 2. These investments are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2013 or the twelve months ended December 31, 2012 by GAIT, the Master Funds, or Cash Assets, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

Unrealized gains and losses from derivative financial instruments are recorded based on changes in their fair value. Realized gains and losses are recorded when the positions are closed. All unrealized and realized gains and losses related to derivative financial instruments are included in net gain on investments in the Master Funds’ statements of operations.

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds

As of March 31, 2013 and December 31, 2012, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members’ capital are individually identified, while smaller investments are aggregated under the caption “Other Global Macro Funds.” The number of Master Funds included in each aggregated category is disclosed parenthetically next to each name. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

March 31, 2013
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (three months then ended)

Systematic Macro Funds
Graham K4D Trading Ltd.	10.34%	$25,377,414	$13,334,035

Global Macro Funds
Other Global Macro Funds (2)	9.90%	24,283,008	5,595,145
	20.24%	$49,660,422	$18,929,180

December 31, 2012
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (three months ended March 31, 2012)

Systematic Macro Funds
Graham K4D Trading Ltd.	9.15%	$24,287,685	$5,591,898

Global Macro Funds
Graham Commodity Strategies LLC	6.15%	16,324,504	9,902,476
Other Global Macro Funds (6)	2.74%	7,258,710	(1,605,169)
	18.04%	$47,870,899	$13,889,205

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of March 31, 2013:

	Graham Commodity Strategies LLC (Delaware)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$93,430,570	$174,649,891	$45,625,595
Fixed income securities, at fair value	49,994,385	-	124,985,964
Derivative financial instruments, at fair value	22,809,550	-	41,487,936
CME membership, at fair value	2,365,700	-	855,250
Dividends receivable	13,500	-	-
Other assets	-	118	-
Total assets	168,613,705	174,650,009	212,954,745

Liabilities:
Derivative financial instruments, at fair value	8,713,867	8,259,984	11,277,718
Due to brokers	3,095,181	-	-
Total liabilities	11,809,048	8,259,984	11,277,718
Net assets	$156,804,657	$166,390,025	$201,677,027

Percentage of Master Fund held by GAIT	7.73%	7.31%	12.58%

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Collateral pledged represents the further amounts by which derivative assets and liabilities could have been reduced on the statements of financial condition. The Master Funds elect to display the amounts in due from (to) brokers on the statements of financial condition.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral Pledged	Net Amount

Graham Commodity Strategies LLC
Derivative assets	$220,490,352	$(197,680,802)	$22,809,550	$(3,095,181)	$19,714,369
Derivative liabilities	(206,394,669)	197,680,802	(8,713,867)	8,713,867	–
	$14,095,683	$–	$14,095,683	$5,618,686	$19,714,369

Graham Global Monetary Policy LLC
Derivative assets	$41,388,389	$(41,388,389)	$–	$–	$–
Derivative liabilities	(49,648,373)	41,388,389	(8,259,984)	8,259,984	–
	$(8,259,984)	$–	$(8,259,984)	$8,259,984	$–

Graham K4D Trading Ltd.
Derivative assets	$73,562,576	$(32,074,640)	$41,487,936	$–	$41,487,936
Derivative liabilities	(43,352,358)	32,074,640	(11,277,718)	11,277,718	–
	$30,210,218	$–	$30,210,218	$11,277,718	$41,487,936

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2013:

Description	Principal Amount / Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC
Fixed income securities
Bonds (cost $49,989,257)
United States
U.S. Treasury bill 0.00% due 06/13/2013	$50,000,000	$49,994,385	31.88%
Total United States		49,994,385	31.88%
Total bonds		49,994,385	31.88%
Total fixed income securities		$49,994,385	31.88%

Derivative financial instruments
Long contracts
Futures
Copper May 2013	86	$(75,450)	(0.05)%
Copper June 2013	3,280	(10,337,104)	(6.59)%
Corn May 2013 – December 2013	8,051	(10,040,838)	(6.40)%
Lead June 2013	7,160	(11,378,133)	(7.26)%
Natural Gas May 2013 – April 2014	8,071	13,174,030	8.40%
Wheat July 2013	534	55,300	0.04%
Wheat December 2013	4,246	(19,394,100)	(12.37)%
Other Wheat May 2013 – December 2013	3,394	(6,423,388)	(4.10)%
WTI Crude May 2013 – December 2016	12,862	25,927,810	16.53%
Zinc June 2013	7,986	(8,244,293)	(5.26)%
Other commodity		(9,841,320)	(6.28)%
Foreign bond		1,716,916	1.09%
Foreign index		(458,335)	(0.29)%
Interest rate		541,433	0.35%
U.S. bond		590,999	0.38%
U.S. index		605,580	0.39%
Total futures		(33,580,893)	(21.42)%

Swaps
Commodity		(317,650)	(0.20)%
Total swaps		(317,650)	(0.20)%

Forwards
Foreign currency		1,132,921	0.72%
Total forwards		1,132,921	0.72%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2013:

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Long contracts (continued)
Options (cost $91,615,243)
U.S. dollar / Japanese Yen May 2013 Call $85.00	2	$14,576,964	9.30%
U.S. dollar / Japanese Yen May 2013 Call $87.00	1	11,525,668	7.35%
U.S. dollar / Japanese Yen May 2013 Call $89.00	1	8,623,775	5.50%
U.S. dollar / Japanese Yen May 2013 Call $94.00	2	9,940,786	6.34%
Other U.S. dollar / Japanese Yen April 2013 - August 2013 Call $90.00 - $100.00	15	23,809,825	15.18%
Other U.S. dollar / Japanese Yen March 2013 - April 2013 Put $93.75 - $94.00	2	1,535,276	0.98%
Other currency		18,457,243	11.77%
Commodity		311,000	0.20%
Interest rate		3,705,889	2.36%
U.S. bond		1,859,375	1.19%
U.S. index		750,000	0.48%
Total options		95,095,801	60.65%

Short contracts
Futures
Copper May 2013	(586)	524,688	0.33%
Copper June 2013	(3,205)	8,984,375	5.73%
Lead June 2013	(6,542)	11,078,565	7.07%
Natural Gas May 2013 – March 2014	(7,447)	(8,457,350)	(5.39)%
Wheat July 2013	(5,241)	22,688,913	14.46%
Other Wheat May 2013 – December 2013	(2,555)	2,976,575	1.90%
WTI Crude July 2013	(2,119)	(9,338,550)	(5.96)%
Other WTI Crude May 2013 – December 2015	(10,441)	(21,203,260)	(13.52)%
Zinc June 2013	(8,925)	9,735,976	6.21%
Other commodity		11,118,961	7.09%
Currency		(259,388)	(0.17)%
Foreign bond		(22,997)	(0.01)%
Foreign index		71,924	0.05%
Interest rate		(920,250)	(0.59)%
U.S. bond		(519,563)	(0.33)%
U.S. index		(375,780)	(0.24)%
Total futures		26,082,839	16.63%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2013:

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts (continued)
Swaps
Commodity		$1,850,000	1.18%
Total swaps		1,850,000	1.18%

Forwards
Foreign currency		(6,289,929)	(4.01)%
Total forwards		(6,289,929)	(4.01)%

Options (cost $68,717,027)
U.S. dollar / Japanese Yen May 2013 Call $85.00	(2)	(14,576,964)	(9.30)%
U.S. dollar / Japanese Yen May 2013 Call $87.00	(2)	(11,525,668)	(7.35)%
U.S. dollar / Japanese Yen May 2013 Call $89.00	(1)	(8,623,775)	(5.50)%
U.S. dollar / Japanese Yen May 2013 Call $94.00	(3)	(9,940,786)	(6.34)%
Other U.S. dollar / Japanese Yen April 2013 - August 2013 Call $90.00 - $105.00	(15)	(16,592,830)	(10.56)%
Other U.S. dollar / Japanese Yen April 2013 Put $93.00	(1)	(659,576)	(0.42)%
Other currency		(3,680,017)	(2.35)%
Interest rate		(2,784,040)	(1.78)%
U.S. bond		(1,093,750)	(0.70)%
U.S. index		(400,000)	(0.26)%
Total options		(69,877,406)	(44.56)%
Total derivative financial instruments		$14,095,683	8.99%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2013:

Description	Notional Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham Global Monetary Policy LLC
Derivative financial instruments
Long contracts
Futures
Commodity		$(345,600)	(0.21)%
Foreign bond		2,532,977	1.52%
Foreign index		2,697,007	1.63%
Interest rate		(731,250)	(0.44)%
U.S. bond		1,375	0.00%
U.S. index		199,650	0.12%
Total futures		4,354,159	2.62%

Forwards
Foreign currency		7,107,495	4.27%
Total forwards		7,107,495	4.27%

Options (cost $3,484,579)
Foreign currency		37,973	0.02%
Interest rate		328,125	0.20%
Total options		366,098	0.22%

Short contracts
Futures
Commodity		603,600	0.36%
Foreign bond		(1,613,144)	(0.97)%
Foreign index		(3,754,535)	(2.25)%
Interest rate		1,679,463	1.01%
U.S. bond		(2,208,688)	(1.33)%
U.S. index		(1,616,325)	(0.97)%
Total futures		(6,909,629)	(4.15)%

Forwards
Foreign currency		(2,687,210)	(1.62)%
Total forwards		(2,687,210)	(1.62)%

Options (cost $12,934,391)
Foreign currency		(10,319,022)	(6.20)%
Interest rate		(171,875)	(0.10)%
Total options		(10,490,897)	(6.30)%
Total derivative financial instruments		$(8,259,984)	(4.96)%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2013:

Description	Principal Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Fixed income securities
Bonds (cost $124,973,143)
United States
U.S. Treasury bill 0.00% due 06/13/2013	$125,000,000	$124,985,964	61.97%
Total United States		124,985,964	61.97%
Total bonds		124,985,964	61.97%
Total fixed income securities		$124,985,964	61.97%

Derivative financial instruments
Long contracts
Futures
Commodity		$(7,896,824)	(3.92)%
Currency		851,699	0.42%
Interest rate		(932,395)	(0.46)%
Foreign bond		19,685,680	9.76%
Foreign index		(2,546,292)	(1.26)%
U.S. bond		6,146,713	3.05%
U.S. index		13,149,000	6.52%
Total futures		28,457,581	14.11%

Forwards
Foreign currency		1,016,425	0.50%
Total forwards		1,016,425	0.50%

Short contracts
Futures
Commodity		16,169,706	8.02%
Currency		140,392	0.07%
Interest rate		(31,761)	(0.02)%
Foreign bond		(1,683,088)	(0.83)%
Foreign index		176,922	0.09%
U.S. bond		(1,485,323)	(0.74)%
U.S. index		(247,924)	(0.12)%
Total futures		13,038,924	6.47%

Forwards
Foreign currency		(12,302,712)	(6.10)%
Total forwards		(12,302,712)	(6.10)%
Total derivative financial instruments		$30,210,218	14.98%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of March 31, 2013:

	Graham Commodity Strategies LLC	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$106,814,417	$983,800	$20,586,959
Commodity futures options	311,000	-	-
Commodity futures swaps	1,850,000	-	-
Currency futures	-	-	1,260,054
Equity securities	2,365,700	-	855,250
Foreign bond futures	1,719,665	2,545,799	18,592,047
Foreign index futures	75,136	2,861,349	9,609,819
Interest rate futures	712,788	1,679,463	71,324
Interest rate futures options	3,705,889	328,125	-
U.S. bond futures	602,092	167,125	6,146,713
U.S. bond futures options	1,859,375	-	-
U.S. index futures	616,430	199,650	13,149,000
U.S. index futures options	750,000	-	-
Total Level 1	121,382,492	8,765,311	70,271,166

Level 2:
Fixed income securities	49,994,385	-	124,985,964
Foreign currency forwards	13,213,676	33,304,178	5,380,832
Foreign currency options	88,469,537	37,973	-
Total Level 2	151,677,598	33,342,151	130,366,796
Total assets	$273,060,090	$42,107,462	$200,637,962
Liabilities
Level 1:
Commodity futures	$(115,283,010)	$(725,800)	$(12,314,077)
Commodity futures swaps	(317,650)	-	-
Currency futures	(259,388)	-	(267,963)
Foreign bond futures	(25,746)	(1,625,966)	(589,455)
Foreign index futures	(461,547)	(3,918,877)	(11,979,189)
Interest rate futures	(1,091,605)	(731,250)	(1,035,480)
Interest rate futures options	(2,784,040)	(171,875)	-
U.S. bond futures	(530,656)	(2,374,438)	(1,485,323)
U.S. bond futures options	(1,093,750)	-	-
U.S. index futures	(386,630)	(1,616,325)	(247,924)
U.S. index futures options	(400,000)	-	-
Total Level 1	(122,634,022)	(11,164,531)	(27,919,411)

Level 2:
Foreign currency forwards	(18,370,684)	(28,883,893)	(16,667,119)
Foreign currency options	(65,599,616)	(10,319,022)	-
Total Level 2	(83,970,300)	(39,202,915)	(16,667,119)
Total liabilities	$(206,604,322)	$(50,367,446)	$(44,586,530)

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at March 31, 2013 categorized by primary underlying risk and is representative of the Derivative Instruments held by the Master Funds throughout the period. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade futures and options on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT. Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers and fixed income securities on the Master Funds’ statements of financial condition.

	Graham Commodity Strategies LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$4,516,766,981	70,286	$(4,571,551,601)	(66,777)	$106,814,417	$(115,283,010)
Swaps	8,915,625	250	(43,187,500)	(1,250)	1,850,000	(317,650)
Options (a)	13,545,076	1,800	-	-	311,000	-
	4,539,227,682	72,336	(4,614,739,101)	(68,027)	108,975,417	(115,600,660)

Equity price
Futures	319,703,527	3,817	(73,448,589)	(1,426)	507,659	(664,270)
Options (a)	20,788,326	2,000	(38,792,612)	(2,000)	750,000	(400,000)
	340,491,853	5,817	(112,241,201)	(3,426)	1,257,659	(1,064,270)

Foreign currency exchange rate
Futures	-	-	(73,300,000)	(500)	-	(259,388)
Forwards	1,446,220	N/A	(6,603,228)	N/A	13,213,676	(18,370,684)
Options (a)	1,772,334,519	59	(2,348,755,220)	(42)	88,469,537	(65,599,616)
	1,773,780,739	59	(2,428,658,448)	(542)	101,683,213	(84,229,688)

Interest rate
Futures	2,617,417,246	14,040	(1,010,151,938)	(4,194)	3,008,799	(1,622,261)
Options (a)	2,648,257,934	33,000	(2,709,080,052)	(37,000)	5,565,264	(3,877,790)
	5,265,675,180	47,040	(3,719,231,990)	(41,194)	8,574,063	(5,500,051)
Total	$11,919,175,454	125,252	$(10,874,870,740)	(113,189)	$220,490,352	$(206,394,669)

(a) Notional amounts for options are based on the delta-adjusted positions.

Collateral balances supporting all derivative positions						$140,329,774

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at March 31, 2013 categorized by primary underlying risk and is representative of the Derivative Instruments held by the Master Funds throughout the period. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade futures and options on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT. Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers and fixed income securities on the Master Funds’ statements of financial condition.

	Graham Global Monetary Policy LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$33,509,700	210	$(47,535,675)	(530)	$983,800	$(725,800)
	33,509,700	210	(47,535,675)	(530)	983,800	(725,800)

Equity price
Futures	143,543,838	1,210	(311,994,347)	(4,688)	2,861,349	(5,335,552)
	143,543,838	1,210	(311,994,347)	(4,688)	2,861,349	(5,335,552)

Foreign currency exchange rate
Forwards	15,832,896	N/A	(11,412,611)	N/A	33,304,178	(28,883,893)
Options (a)	366,219,351	15	(484,826,175)	(21)	37,971	(10,319,020)
	382,052,247	15	(496,238,786)	(21)	33,342,149	(39,202,913)

Interest rate
Futures	3,944,598,156	16,140	(4,478,152,012)	(21,072)	3,872,966	(4,212,233)
Options (a)	174,418,681	7,500	(312,555,660)	(7,500)	328,125	(171,875)
	4,119,016,837	23,640	(4,790,707,672)	(28,572)	4,201,091	(4,384,108)
Total	$4,678,122,622	25,075	$(5,646,476,480)	(33,811)	$41,388,389	$(49,648,373)

(a) Notional amounts for options are based on the delta-adjusted positions.

Collateral balances supporting all derivative positions						$174,649,891

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at March 31, 2013 categorized by primary underlying risk and is representative of the Derivative Instruments held by the Master Funds throughout the period. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade futures and options on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT. Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers and fixed income securities on the Master Funds’ statements of financial condition.

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$433,953,216	6,764	$(745,232,168)	(12,587)	$20,586,959	$(12,314,077)
	433,953,216	6,764	(745,232,168)	(12,587)	20,586,959	(12,314,077)

Equity price
Futures	1,603,347,336	21,498	(13,450,196)	(293)	22,510,895	(11,979,189)
	1,603,347,336	21,498	(13,450,196)	(293)	22,510,895	(11,979,189)

Foreign currency exchange rate
Futures	241,477,410	2,794	(67,067,688)	(455)	1,260,054	(267,963)
Forwards	1,769,220	N/A	(13,055,508)	N/A	5,380,832	(16,667,119)
	243,246,630	2,794	(80,123,196)	(455)	6,640,886	(16,935,082)

Interest rate
Futures	12,653,597,920	63,775	(181,044,311)	(1,092)	23,823,836	(2,124,010)
	12,653,597,920	63,775	(181,044,311)	(1,092)	23,823,836	(2,124,010)
Total	$14,934,145,102	94,831	$(1,019,849,871)	(14,427)	$73,562,576	$(43,352,358)

Collateral balances supporting all derivative positions						$170,611,559

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three month period ended March 31, 2013:

	Graham Commodity Strategies LLC (Delaware)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)

Net investment income (loss)	$19,321	$(9,933)	$5,727

Net realized gain on investments	48,652,796	51,104,416	97,907,052
Net (decrease) increase in unrealized appreciation on investments	(14,063,987)	(9,355,745)	5,166,618
Brokerage commissions and fees	(4,722,980)	(722,451)	(486,361)
Net gain on investments	29,865,829	41,026,220	102,587,309
Net income	$29,885,150	$41,016,287	$102,593,036

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain on investments and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three month period ended March 31, 2013:

	Graham Commodity Strategies LLC	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$(30,429,236)	$(7,314,955)	$(17,404,730)
Options	(1,960,880)	-	-
Swaps	1,625,558	-	(577,404)
	(30,764,558)	(7,314,955)	(17,982,134)
Equity price
Equities	365,400	-	61,994
Futures	1,889,027	10,440,783	101,503,652
Options	37,188	(508,058)	-
	2,291,615	9,932,725	101,565,646
Foreign currency exchange rate
Forwards	46,415,211	46,368,216	6,982,321
Futures	(412,375)	-	3,389,816
Options	15,244,889	(1,249,162)	-
	61,247,725	45,119,054	10,372,137
Interest rate
Bonds	8,826	-	22,066
Futures	2,054,268	(5,221,023)	9,095,955
Options	(601,190)	(767,130)	-
Swaps	352,123	-	-
	1,814,027	(5,988,153)	9,118,021
Total	$34,588,809	$41,748,671	$103,073,670

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Collateral pledged represents the further amounts by which derivative assets and liabilities could have been reduced on the statements of financial condition. The Master Funds elect to display the amounts in due from (to) brokers on the statements of financial condition.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral Pledged	Net Amount

Graham Commodity Strategies LLC
Derivative assets	$199,106,163	$(164,236,937)	$34,869,226	$–	$34,869,226
Derivative liabilities	(181,269,655)	164,236,937	(17,032,718)	17,032,718	–
	$17,836,508	$–	$17,836,508	$17,032,718	$34,869,226

Graham Global Monetary Policy LLC
Derivative assets	$43,728,176	$(30,252,661)	$13,475,515	$–	$13,475,515
Derivative liabilities	(32,202,955)	30,252,661	(1,950,294)	1,950,294	–
	$11,525,221	$–	$11,525,221	$1,950,294	$13,475,515

Graham K4D Trading Ltd.
Derivative assets	$66,291,346	$(40,867,230)	$25,424,116	$1,750,659	$23,673,457
Derivative liabilities	(40,867,230)	40,867,230	–	–	–
	$25,424,116	$–	$25,424,116	$1,750,659	$23,673,457

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2012.

Description	Principal Amount / Notional Amount / Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC
Fixed income securities
Bonds (cost $49,989,111)
United States
U.S. Treasury bill 0.00% due 03/14/13	$50,000,000	$49,996,302	27.16%
Total United States		49,996,302	27.16%
Total bonds		49,996,302	27.16%

Derivative financial instruments
Long contracts
Futures
Brent Crude March 2013 - September 2013	9,543	14,516,600	7.89%
Natural Gas May 2013	7,931	(14,959,620)	(8.13)%
Natural Gas July 2013	6,351	(11,052,940)	(6.00)%
Other Natural Gas February 2013 - January 2014	11,510	(4,945,000)	(2.69)%
Wheat March 2013 - December 2013	8,992	(7,496,000)	(4.07)%
WTI Crude April 2013	6,643	10,201,020	5.54%
WTI Crude November 2013	1,999	(12,183,290)	(6.62)%
WTI Crude January 2014	1,999	(11,361,590)	(6.17)%
Other WTI Crude February 2013 - June 2014	8,570	13,477,380	7.32%
Other commodity		(24,499,577)	(13.31)%
Total futures		(48,303,017)	(26.24)%

Swaps
Commodity futures		(162,119)	(0.09)%
Total swaps		(162,119)	(0.09)%

Forwards
Japanese Yen / U.S. dollar 01/04/13	JPY180,218,436,000	(15,289,285)	(8.31)%
Japanese Yen / U.S. dollar 01/07/13	JPY73,665,968,900	(5,778,001)	(3.14)%
Other foreign currency		1,376,864	0.75%
Total forwards		(19,690,422)	(10.70)%

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
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Brent Crude February 2013 - December 2014	(8,330)	$(10,374,090)	(5.64)%
Natural Gas March 2013	(5,467)	16,116,840	8.76%
Natural Gas April 2013	(10,618)	27,581,820	14.99%
Other Natural Gas February 2013 - April 2014	(9,670)	5,062,300	2.75%
Wheat March 2013 - July 2013	(8,999)	8,924,988	4.85%
WTI Crude March 2013	(5,663)	(9,638,060)	(5.24)%
WTI Crude June 2013	(3,787)	(12,403,880)	(6.74)%
Other WTI Crude February 2013 - December 2015	(10,649)	(15,529,960)	(8.44)%
Other commodity		22,886,444	12.44%
U.S. bond		45,313	0.02%
U.S. index		7,500	0.00%
Total futures		32,679,215	17.75%

Swaps
Commodity futures		59,748	0.03%
Total swaps		59,748	0.03%

Forwards
U.S. dollar / Japanese Yen 01/04/13	JPY(179,649,983,200)	21,846,045	11.87%
U.S. dollar / Japanese Yen 01/07/13	JPY(186,460,696,800)	14,713,710	7.99%
U.S. dollar / Japanese Yen 01/07/13	JPY(2,602,098,000)	(14,672)	(0.01)%
Other foreign currency		(798,071)	(0.43)%
Total forwards		35,747,012	19.42%

Options
Natural Gas Futures April 2013 Put $3.00	(250)	(182,500)	(0.10)%
Natural Gas Futures February 2013 - January 2015 Call $0.10 - $5.50	(3,350)	(979,700)	(0.53)%
Other commodity		(21,000)	(0.01)%
Currency		(5,242,064)	(2.84)%
U.S. bond		(164,063)	(0.09)%
Total options		(6,589,327)	(3.57)%

Total		$67,832,810	36.85%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2012.

Description	Notional Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham Global Monetary Policy LLC
Derivative financial instruments
Long contracts
Futures
Foreign bond		$145,741	0.17%
Foreign index		2,401,384	2.73%
Interest rate		(1,575,000)	(1.79)%
Total futures		972,125	1.11%

Forwards
Brazilian Real / U.S. dollar 01/03/13	BRL838,687,500	10,278,835	11.71%
Chinese Yuan / U.S. dollar 01/03/13 - 06/27/13		4,523,387	5.15%
Mexican Peso / U.S. dollar 01/02/13 - 01/03/13		7,159,228	8.16%
Other foreign currency		(963,799)	(1.10)%
Total forwards		20,997,651	23.92%

Options
Interest rate		625,000	0.71%
U.S. index		158,750	0.18%
Foreign currency		529,605	0.61%
Total options		1,313,355	1.50%

Short contracts
Futures
Foreign index		(328,287)	(0.37)%
Foreign bond		492,734	0.56%
Interest rate		2,371,123	2.70%
U.S. bond		759,204	0.86%
Total futures		3,294,774	3.75%

Forwards
U.S. dollar / Brazilian Real 01/03/13	BRL(838,687,500)	(6,955,653)	(7.92)%
Other foreign currency		(4,833,382)	(5.51)%
Total forwards		(11,789,035)	(13.43)%

Options
Interest rate		(468,750)	(0.53)%
Foreign currency		(2,794,899)	(3.19)%
Total options		(3,263,649)	(3.72)%

Total		$11,525,221	13.13%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2012.

Description	Principal Amount / Notional Amount / Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Long securities
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
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Foreign index		$(73,012)	(0.04)%
Commodity		(7,643,113)	(4.27)%
Currency		1,060,981	0.59%
Interest rate		(39,202)	(0.02)%
Foreign bond		(241,205)	(0.13)%
U.S. bond		243,652	0.14%
U.S. index		(353,828)	(0.20)%
Total futures		(7,045,727)	(3.93)%

Forwards
U.S. dollar / Japanese Yen 03/21/13	JPY(24,575,106,969)	9,839,401	5.48%
Other U.S. dollar / Japanese Yen 01/04/13 - 01/07/13	JPY(2,181,627,007)	105,135	0.06%
Other foreign currency		(2,109,622)	(1.17)%
Total forwards		7,834,914	4.37%

Total		$150,414,871	83.83%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of December 31, 2012:

	Graham Commodity Strategies LLC	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.
Assets
Level 1:
U.S. bond futures	$45,313	$921,438	$927,920
U.S. bond futures options	574,219	-	-
Foreign bond futures	-	638,475	7,253,098
Foreign index futures	-	2,401,384	23,920,199
U.S. index futures	7,500	-	1,461,396
U.S. index futures options	1,856,250	158,750	-
Commodity futures	136,583,500	-	10,650,606
Commodity futures options	4,083,930	-	-
Commodity futures swaps	59,748	-	-
Interest rate futures	-	2,202,373	1,735,617
Interest rate futures options	-	625,000	-
Currency futures	-	-	1,104,266
Equity securities	2,000,300	-	793,453
Total Level 1	145,210,760	6,947,420	47,846,554

Level 2:
Foreign currency forwards	38,314,684	36,251,151	19,238,245
Foreign currency options	17,581,019	529,605	-
Treasury bills	49,996,302	-	124,990,755
Total Level 2	105,892,005	36,780,756	144,229,000
Total assets	$251,102,765	$43,728,176	$192,075,554
Liabilities
Level 1:
U.S. bond futures	$-	$(162,234)	$(311,979)
U.S. bond futures options	(164,063)	-	-
Foreign bond futures	-	-	(3,605,997)
Foreign index futures	-	(328,287)	(3,321,117)
U.S. index futures	-	-	(1,470,168)
Commodity futures	(152,260,115)	-	(18,252,826)
Commodity futures options	(1,183,200)	-	-
Commodity futures swaps	(162,119)	-	-
Interest rate futures	-	(1,406,250)	(785,190)
Interest rate futures options	-	(468,750)	-
Currency futures	-	-	(23,670)
Total Level 1	(153,769,497)	(2,365,521)	(27,770,947)

Level 2:
Foreign currency forwards	(22,258,094)	(27,042,535)	(13,096,283)
Foreign currency options	(5,242,064)	(2,794,899)	-
Total Level 2	(27,500,158)	(29,837,434)	(13,096,283)
Total liabilities	$(181,269,655)	$(32,202,955)	$(40,867,230)

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

	Graham Commodity Strategies LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$6,957,172,641	102,887	$(6,812,506,601)	(100,934)	$136,583,500	$(152,260,115)
Options (a)	35,431,382	7,568	(17,122,694)	(3,700)	4,083,930	(1,183,200)
Swaps	5,039,580	142	(4,869,180)	(142)	59,748	(162,119)
	6,997,643,603	110,597	(6,834,498,475)	(104,776)	140,727,178	(153,605,434)

Equity price
Futures	-	-	(10,650,000)	(150)	7,500	-
Options (a)	61,067,207	3,000	-	-	1,856,250	-
	61,067,207	3,000	(10,650,000)	(150)	1,863,750	-

Foreign currency exchange rate
Forwards	1,898,423,498	N/A	(1,882,366,909)	N/A	38,314,684	(22,258,094)
Options (a)	475,390,150	8	(245,955,750)	(4)	17,581,019	(5,242,064)
	2,373,813,648	8	(2,128,322,659)	(4)	55,895,703	(27,500,158)

Interest rate
Futures	-	-	(33,195,313)	(250)	45,313	-
Options (a)	84,078,349	3,500	(32,955,244)	(3,500)	574,219	(164,063)
	84,078,349	3,500	(66,150,557)	(3,750)	619,532	(164,063)
Total	$9,516,602,807	117,105	$(9,039,621,691)	(108,680)	$199,106,163	$(181,269,655)

(a) Notional amounts for options are based on the delta-adjusted positions.

Collateral balances supporting all derivative positions						$164,202,824

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

	Graham Global Monetary Policy LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$-	-	$-	-	$-	$-
	-	-	-	-	-	-

Equity price
Futures	41,877,970	450	(9,872,405)	(165)	2,401,384	(328,287)
Options (a)	-	-	(6,152,186)	(1,500)	158,750	-
	41,877,970	450	(16,024,591)	(1,665)	2,560,134	(328,287)

Foreign currency exchange rate
Forwards	3,622,783,412	N/A	(3,613,574,796)	N/A	36,251,151	(27,042,535)
Options (a)	197,455,675	10	(259,686,600)	(11)	529,605	(2,794,899)
	3,820,239,087	10	(3,873,261,396)	(11)	36,780,756	(29,837,434)

Interest rate
Futures	2,689,682,667	10,913	(4,622,750,125)	(19,386)	3,762,286	(1,568,484)
Options (a)	289,162,168	5,000	(370,156,922)	(5,000)	625,000	(468,750)
	2,978,844,835	15,913	(4,992,907,047)	(24,386)	4,387,286	(2,037,234)
Total	$6,840,961,892	16,373	$(8,882,193,034)	(26,062)	$43,728,176	$(32,202,955)

(a) Notional amounts for options are based on the delta-adjusted positions.

Collateral balances supporting all derivative positions						$76,261,597

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) on investments and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three month period ended March 31, 2012:

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which range in maturity from one to twenty-four months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis. For the three months ended March 31, 2013, the total amount recognized by GAIT with respect to its investment in Cash Assets was $124,162. For the three months ended March 31, 2012, the total amount recognized by GAIT with respect to its investment in Cash Assets was $217,632. These amounts are included in interest income in the statements of operations and managing member allocation. At March 31, 2013 and December 31, 2012, GAIT owned approximately 5.49% and 6.02%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$876,832,743	$968,228,634
Investments in fixed income securities (cost $2,917,185,054 and $3,041,387,608, respectively)	2,917,185,054	3,041,387,608
Accrued interest receivable	7,023,150	5,989,305
Total assets	3,801,040,947	4,015,605,547

Liabilities:
Other liabilities	15,004	9,300
Total liabilities	15,004	9,300
Net assets	$3,801,025,943	$4,015,596,247

The following table summarizes the results of operations of Cash Assets for the three months ended March 31, 2013 and 2012:

	2013	2012
Investment income
Interest income	$2,127,133	$2,361,852
Total investment income	2,127,133	2,361,852

Expenses:
Bank fee expense	33,653	24,103
Total expenses	33,653	24,103
Net investment income	2,093,480	2,337,749
Net income	$2,093,480	$2,337,749

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of March 31, 2013:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $2,917,185,054)
United States
Government Bonds (cost $2,917,185,054)
U.S. Treasury 0.50% due 05/31/13	$200,000,000	$200,100,675	5.26%
U.S. Treasury 0.13% - 2.75% due 04/15/13 – 02/15/15	2,700,000,000	2,717,084,379	71.49%
Total Government Bonds		2,917,185,054	76.75%

Total Investments in Fixed Income Securities		$2,917,185,054	76.75%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2012:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $3,041,387,608)
United States
Government Bonds (cost $3,041,387,608)
U.S. Treasury 0.13% - 2.63% due 01/15/13 – 12/31/14	$3,025,000,000	$3,041,387,608	75.74%
Total Government Bonds		3,041,387,608	75.74%

Total Investments in Fixed Income Securities		$3,041,387,608	75.74%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Assets
Level 2:
Fixed income securities
Government Bonds	$2,917,185,054	$3,041,387,608
Total fixed income securities	2,917,185,054	3,041,387,608
Total Level 2	2,917,185,054	3,041,387,608
Total assets	$2,917,185,054	$3,041,387,608

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions

Advisory Fees

For the three months ended March 31, 2013 and 2012 each Class of GAIT other than Class M pays the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% and 2%, respectively, of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

Sponsor Fees

For the three months ended March 31, 2013 and 2012, each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate specified in the table below. This Sponsor Fee was payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the three months ended March 31, 2013 the Sponsor Fee listed below for Class 2 included a selling agent fee (the “Selling Agent Fee”) of 2%. The Selling Agent Fee represented a fee for initial and on-going service fees to the Feeder Funds’ selling agents.

Class	2013 Annual Rate	2012 Annual Rate

Class 0	0.75%	1.00%
Class 2	2.75%	1.00%

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

Brokerage Fees

For the three months ended March 31, 2012, each Class of GAIT other than Class M paid the Manager a brokerage fee (the “Brokerage Fee”) at an annual rate specified in the table below. This Brokerage Fee was payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

Class	Annual Rate

Class 0	2%
Class 2	4%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions (continued)

Brokerage Fees (continued)

In consideration of the Brokerage Fee, the Manager assumed all of GAIT’s trading commissions (including exchange, clearing and regulatory fees relating to its trades), routine legal expenses, internal and external accounting, audit and tax preparation expenses, fees and expenses of an external or internal administrator, and expenses and costs of printing and mailing reports and notices, together with the costs incurred in connection with the organization of GAIT and the continuous offering of Units. To the extent GAIT was allocated any of these expenses from the Master Funds in which it invested, the Manager reimbursed GAIT for those amounts. These reimbursements are included in commission reimbursements in the statements of operations and managing member allocation.

As of January 1, 2013 GAIT eliminated the Brokerage Fee and GAIT incurred directly all costs previously covered by the Brokerage Fee.

Administrator’s Fee

For the three month period ended March 31, 2013, GAIT paid SEI a monthly administrator’s fee based GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees incurred by GAIT for the three month periods ended March 31, 2013 and 2012 were $82,841 and $0, respectively, of which $25,799 and $0 were accrued as of March 31, 2013 and 2012, respectively.

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights

The following is the per unit operating performance calculation for the three month periods ended March 31, 2013 and 2012:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2011	$123.17	$98.77
Net gain:
Net investment loss	(1.20)	(1.48)
Net gain on investments	4.17	3.36
Net gain	2.97	1.88
Net asset value per unit, March 31, 2012	$126.14	$100.65

Net asset value per unit, December 31, 2012	$114.88	$90.29
Net gain:
Net investment loss	(0.88)	(1.14)
Net gain on investments	8.47	6.65
Net gain	7.59	5.51
Net asset value per unit, March 31, 2013	$122.47	$95.80

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three month periods ended March 31, 2013 and 2012:

	Class 0		Class 2
	2013	2012	2013	2012

Total return before Incentive Allocation	6.61%	2.41%	6.10%	1.90%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	6.61%	2.41%	6.10%	1.90%

Net investment loss before Incentive Allocation	(0.77)%	(0.97)%	(1.22)%	(1.50)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.77)%	(0.97)%	(1.22)%	(1.50)%

Total expenses before Incentive Allocation	0.79%	1.27%	1.27%	1.79%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.79%	1.27%*	1.27%	1.79%*

*- The percentages noted above represent total expenses before commission reimbursements, which represent 0.27% of average members’ capital for the three month period ended March 31, 2012.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period and have not been annualized. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. These ratios have not been annualized. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the three month periods ended March 31, 2013 and 2012.

9. Subsequent Events

GAIT had subscriptions of approximately $3.4 million and redemptions of approximately $5.7 million through May 15, 2013, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

Index

Graham Alternative Investment Trading II LLC

Statements of Financial Condition

Assets	March 31, 2013 (Unaudited)	December 31, 2012 (Audited)
Investment in Graham K4D Trading Ltd., at fair value	$5,963,038	$6,984,957
Investment in Graham Cash Assets LLC, at fair value	25,296,983	34,050,873
Accrued commission reimbursements	–	8,466
Receivable from Graham K4D Trading Ltd.	1,379	1,764
Other receivable	26,481	–
Total assets	$31,287,881	$41,046,060

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$1,266,893	$8,098,182
Accrued advisory fees	41,900	69,458
Accrued brokerage fees	–	106,515
Accrued sponsor fees	45,737	34,729
Accrued professional fees	64,504	–
Accrued administrator’s fees	3,117	–
Total liabilities	1,422,151	8,308,884

Members’ capital:
Class 0 Units (159,719.612 and 182,134.590 units issued and outstanding at $80.62 and $73.46 per unit, respectively)	12,876,599	13,380,170
Class 2 Units (226,896.395 and 282,516.243 units issued and outstanding at $74.67 and $68.36 per unit, respectively)	16,941,368	19,313,793
Class M Units (500.000 and 500.000 units issued and outstanding at $95.53 and $86.43 per unit, respectively)	47,763	43,213
Total members’ capital	29,865,730	32,737,176
Total liabilities and members’ capital	$31,287,881	$41,046,060

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Operations and Managing Member Allocation

	Three Months Ended March 31,
	2013 (Unaudited)	2012 (Unaudited)
Net gain allocated from investment in Graham K4D Trading Ltd.:
Net realized gain on investments	$2,973,567	$2,323,627
Net increase (decrease) in unrealized appreciation on investments	220,676	(649,916)
Brokerage commissions and fees	(15,220)	(73,759)
Net gain allocated from investment in Graham K4D Trading Ltd.	3,179,023	1,599,952

Net investment income (loss) allocated from investment in Graham K4D Trading Ltd.	166	(6,903)

Investment income:
Interest income	15,257	37,236

Expenses:
Advisory fees	134,660	344,030
Brokerage fees	–	509,052
Sponsor fees	148,565	172,015
Professional fees and other	78,315	933
Administrator’s fees	10,028	–
Commission reimbursements	–	(73,759)
Total expenses	371,568	952,271
Net investment loss of the Fund	(356,311)	(915,035)

Net income	2,822,878	678,014

Incentive allocation	–	–

Net income available for pro-rata allocation to all members	$2,822,878	$678,014

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Changes in Members’ Capital

For the three months ended March 31, 2013 (unaudited) and 2012 (unaudited)

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2011	434,835.751	$35,371,951	439,312.861	$33,930,645	500.000	$45,511	$69,348,107
Subscriptions	5,073.642	414,000	1,294.902	100,000	–	–	514,000
Redemptions	(30,265.303)	(2,506,412)	(40,752.106)	(3,169,153)	–	–	(5,675,565)
Incentive allocation	–	–	–	–	–	–	–
Net income	–	441,704	–	235,189	–	1,121	678,014
Members’ capital, March 31, 2012	409,644.090	$33,721,243	399,855.657	$31,096,681	500.000	$46,632	$64,864,556

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2012	182,134.590	$13,380,170	282,516.243	$19,313,793	500.000	$43,213	$32,737,176
Subscriptions	67.173	5,000	–	–	–	–	5,000
Redemptions	(22,482.151)	(1,700,797)	(55,619.848)	(3,998,527)	–	–	(5,699,324)
Incentive allocation	–	–	–	–	–	–	–
Net income	–	1,192,226	–	1,626,102	–	4,550	2,822,878
Members’ capital, March 31, 2013	159,719.612	$12,876,599	226,896.395	$16,941,368	500.000	$47,763	$29,865,730

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Cash Flows

	Three Months Ended March 31,
	2013 (Unaudited)	2012 (Unaudited)
Cash flows provided by operating activities
Net income	$2,822,878	$678,014
Adjustments to reconcile net income to net cash provided by operating activities:
Net income allocated from investment in Graham K4D Trading Ltd.	(3,179,189)	(1,593,049)
Net income allocated from investment in Graham Cash Assets LLC	(15,257)	(37,236)
Proceeds from sale of investments in Graham K4D Trading Ltd.	9,510,317	21,749,577
Proceeds from sale of investments in Graham Cash Assets LLC	18,255,435	26,562,481
Investments in Graham K4D Trading Ltd.	(5,308,824)	(19,713,913)
Investments in Graham Cash Assets LLC	(9,486,288)	(22,025,717)
Changes in assets and liabilities:
Accrued commission reimbursements	8,466	4,467
Other receivable	(26,481)	–
Accrued advisory fees	(27,558)	(8,718)
Accrued brokerage fees	(106,515)	(14,534)
Accrued sponsor fees	11,008	(4,359)
Accrued professional fees	64,504	–
Accrued administrator’s fees	3,117	–
Net cash provided by operating activities	12,525,613	5,597,013

Cash flows used in financing activities
Subscriptions	5,000	514,000
Redemptions	(12,530,613)	(6,111,013)
Net cash used in financing activities	(12,525,613)	(5,597,013)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements

March 31, 2013

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

Graham Alternative Investment Fund I LLC and Graham Alternative Investment Fund II LLC (collectively the “Feeder Funds”) are the primary investors of GAIT II.

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

In accordance with this hierarchy, GAIT II’s investments in K4D Trading and Graham Cash Assets LLC (“Cash Assets”) have been classified as Level 2 valuations. There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2013 or the twelve months ended December 31, 2012 by GAIT II, K4D Trading, or Cash Assets, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Derivative Instruments (continued)

Unrealized gains and losses from derivative financial instruments are recorded based on changes in their fair value. Realized gains and losses are recorded when the positions are closed. All unrealized and realized gains and losses related to derivative financial instruments are included in net realized gain and net (decrease) increase in unrealized appreciation on investments in the Master Fund’s statements of operations.

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

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Indemnifications

In the normal course of business, the Master Fund, Cash Assets, and GAIT II enter into contracts that contain a variety of indemnifications. Such contracts may include those by the Master Fund and Cash Assets with their brokers and trading counterparties. GAIT II’s maximum exposure under these arrangements is unknown; however, GAIT II has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote.

3. Investment in Graham K4D Trading Ltd.

As of March 31, 2013 and December 31, 2012, GAIT II invested in K4D Trading, a master trading vehicle also managed by the Managing Manager. GAIT II’s investment in K4D Trading, as well as its investment objective, is summarized below. K4D Trading and GAIT II are related parties. K4D Trading does not charge any management or incentive fees, and offers monthly subscriptions and redemptions.

March 31, 2013
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (three months then ended)

Systematic Macro
Graham K4D Trading Ltd.	19.97%	$5,963,038	$3,179,189
	19.97%	$5,963,038	$3,179,189

December 31, 2012
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (three months ended March 31, 2012)

Systematic Macro
Graham K4D Trading Ltd.	21.34%	$6,894,957	$1,593,049
	21.34%	$6,894,957	$1,593,049

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Graham K4D Trading Ltd. (continued)

The following table summarizes the financial position of K4D Trading as of March 31, 2013:

Assets:
Due from brokers	$45,625,595
Fixed income securities, at fair value (cost $124,973,143)	124,985,964
Derivative financial instruments, at fair value	41,487,936
CME Membership, at fair value	855,250
Total assets	212,954,745

Liabilities:
Derivative financial instruments, at fair value	11,277,718
Total liabilities	11,277,718
Net assets	$201,677,027

Percentage of K4D Trading held by GAIT II	2.96%

When multiple derivative contracts are held with the same counterparty, K4D Trading will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statement of financial condition. The table below displays the amounts by which the fair values of both derivative assets and derivative liabilities were reduced within K4D Trading’s statement of financial condition as a result of this netting. Collateral pledged represents the further amounts by which derivative assets and liabilities could have been reduced on the statement of financial condition. K4D Trading elects to display the amounts in due from brokers on the statement of financial condition.

Description	Gross Amount	Gross Amount Offset in the Statement of Financial Condition	Net Amount Presented in the Statement of Financial Condition	Collateral Pledged	Net Amount

Derivative assets	$73,562,576	$(32,074,640)	$41,487,936	$–	$41,487,936
Derivative liabilities	(43,352,358)	32,074,640	(11,277,718)	11,277,718	–
	$30,210,218	$–	$30,210,218	$11,277,718	$41,487,936

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Graham K4D Trading Ltd. (continued)

The following schedule displays the condensed schedule of investments for K4D Trading as of March 31, 2013:

Description	Principal Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Fixed income securities
Bonds (cost $124,973,143)
United States
U.S. Treasury bill 0.00% due 06/13/2013	$125,000,000	$124,985,964	61.97%
Total United States		124,985,964	61.97%
Total bonds		124,985,964	61.97%
Total fixed income securities		$124,985,964	61.97%

Derivative financial instruments
Long contracts
Futures
Commodity		$(7,896,824)	(3.92)%
Currency		851,699	0.42%
Interest rate		(932,395)	(0.46)%
Foreign bond		19,685,680	9.76%
Foreign index		(2,546,292)	(1.26)%
U.S. bond		6,146,713	3.05%
U.S. index		13,149,000	6.52%
Total futures		28,457,581	14.11%

Forwards
Foreign currency		1,016,425	0.50%
Total forwards		1,016,425	0.50%

Short contracts
Futures
Commodity		16,169,706	8.02%
Currency		140,392	0.07%
Interest rate		(31,761)	(0.02)%
Foreign bond		(1,683,088)	(0.83)%
Foreign index		176,922	0.09%
U.S. bond		(1,485,323)	(0.74)%
U.S. index		(247,924)	(0.12)%
Total futures		13,038,924	6.47%

Forwards
Foreign currency		(12,302,712)	(6.10)%
Total forwards		(12,302,712)	(6.10)%
Total derivative financial instruments		$30,210,218	14.98%

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table shows the fair value classification of each investment type for K4D Trading as of March 31, 2013:

Assets
Level 1:
Commodity futures	$20,586,959
Currency futures	1,260,054
Equity securities	855,250
Foreign bond futures	18,592,047
Foreign index futures	9,609,819
Interest rate futures	71,324
U.S. bond futures	6,146,713
U.S. index futures	13,149,000
Total Level 1	70,271,166

Level 2:
Fixed income securities	124,985,964
Foreign currency forwards	5,380,832
Total Level 2	130,366,796
Total assets	$200,637,962

Liabilities
Level 1:
Commodity futures	$(12,314,077)
Currency futures	(267,963)
Foreign bond futures	(589,455)
Foreign index futures	(11,979,189)
Interest rate futures	(1,035,480)
U.S. bond futures	(1,485,323)
U.S. index futures	(247,924)
Total Level 1	(27,919,411)

Level 2:
Foreign currency forwards	(16,667,119)
Total Level 2	(16,667,119)
Total liabilities	$(44,586,530)

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Fund at March 31, 2013 categorized by primary underlying risk and is representative of the derivative positions held by K4D Trading throughout the period. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. K4D Trading trades futures on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of K4D Trading by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of K4D Trading and GAIT II. Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers and fixed income securities on K4D Trading’s statement of financial condition.

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$433,953,216	6,764	$(745,232,168)	(12,587)	$20,586,959	$(12,314,077)
	433,953,216	6,764	(745,232,168)	(12,587)	20,586,959	(12,314,077)

Equity price
Futures	1,603,347,336	21,498	(13,450,196)	(293)	22,510,895	(11,979,189)
	1,603,347,336	21,498	(13,450,196)	(293)	22,510,895	(11,979,189)

Foreign currency exchange rate
Futures	241,477,410	2,794	(67,067,688)	(455)	1,260,054	(267,963)
Forwards	1,769,220	N/A	(13,055,508)	N/A	5,380,832	(16,667,119)
	243,246,630	2,794	(80,123,196)	(455)	6,640,886	(16,935,082)

Interest rate
Futures	12,653,597,920	63,775	(181,044,311)	(1,092)	23,823,836	(2,124,010)
	12,653,597,920	63,775	(181,044,311)	(1,092)	23,823,836	(2,124,010)
Total	$14,934,145,102	94,831	$(1,019,849,871)	(14,427)	$73,562,576	$(43,352,358)

Collateral balances supporting all derivative positions						$170,611,559

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table summarizes the results of operations of K4D Trading for the three month period ended March 31, 2013:

Net investment income	$5,727

Net realized gain on investments	97,907,052
Net increase in unrealized appreciation on investments	5,166,618
Brokerage commissions and fees	(486,361)
Net gain on investments	102,587,309
Net income	$102,593,036

The following table shows the gains and losses on all financial instruments held by K4D Trading reported in net realized gain on investments and net increase in unrealized appreciation on investments in its statement of operations segregated by primary underlying risk and contract type for the three month period ended March 31, 2013:

Commodity price
Futures	$(17,404,730)
Swaps	(577,404)
(17,982,134)

Equity price
Equities	61,994
Futures	101,503,652
101,565,646

Foreign currency exchange rate
Forwards	6,982,321
Futures	3,389,816
10,372,137

Interest rate
Bonds	22,066
Futures	9,095,955
9,118,021
Total	$103,073,670

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

When multiple derivative contracts are held with the same counterparty, K4D Trading will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statement of financial condition. The table below displays the amounts by which the fair values of both derivative assets and derivative liabilities were reduced within K4D Trading’s statement of financial condition as a result of this netting. Collateral pledged represents the further amounts by which derivative assets and liabilities could have been reduced on the statement of financial condition. K4D Trading elects to display the amounts in due to brokers on the statement of financial condition.

Description	Gross Amount	Gross Amount Offset in the Statement of Financial Condition	Net Amount Presented in the Statement of Financial Condition	Collateral Pledged	Net Amount

Derivative assets	$66,291,346	$(40,867,230)	$25,424,116	$(1,750,659)	$23,673,457
Derivative liabilities	(40,867,230)	40,867,230	–	–	–
	$25,424,116	$–	$25,424,116	$(1,750,659)	$23,673,457

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Graham K4D Trading Ltd. (continued)

The following schedules display the condensed schedule of investments for K4D Trading as of December 31, 2012.

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

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Graham K4D Trading Ltd. (continued)

The following schedules display the condensed schedule of investments for K4D Trading as of December 31, 2012.

Description	Notional Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Foreign index		$(73,012)	(0.04)%
Commodity		(7,643,113)	(4.27)%
Currency		1,060,981	0.59%
Interest rate		(39,202)	(0.02)%
Foreign bond		(241,205)	(0.13)%
U.S. bond		243,652	0.14%
U.S. index		(353,828)	(0.20)%
Total futures		(7,045,727)	(3.93)%

Forwards
U.S. dollar / Japanese Yen 03/21/13	JPY(24,575,106,969)	9,839,401	5.48%
Other U.S. dollar / Japanese Yen 01/04/13 - 01/07/13	JPY(2,181,627,007)	105,135	0.06%
Other foreign currency		(2,109,622)	(1.17)%
Total forwards		7,834,914	4.37%

Total		$150,414,871	83.83%

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

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Fund at December 31, 2012 categorized by primary underlying risk and is representative of the derivative positions held by K4D Trading throughout the year. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. K4D Trading trades futures on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of K4D Trading by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of K4D Trading and GAIT II. Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers and fixed income securities on K4D Trading’s statement of financial condition.

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

The following table shows the gains and losses on all financial instruments held by the Master Fund reported in net realized gain on investments and net decrease in unrealized appreciation on investments in its statement of operations segregated by primary underlying risk and contract type for the three month period ended March 31, 2012:

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

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT II invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government, which range in maturity from one to twenty-four months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT II’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT II’s proportionate share of Cash Assets’ reported net asset value. GAIT II records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis. For the three months ended March 31, 2013, the total amount recognized by GAIT II with respect to its investment in Cash Assets was $15,257. For the three months ended March 31, 2012, the total amount recognized by GAIT II with respect to its investment in GCA was $37,236. These amounts are included in interest income in the statements of operations and managing member allocation. At March 31, 2013 and December 31, 2012, GAIT II owned approximately 0.67% and 0.85%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$876,832,743	$968,228,634
Investments in fixed income securities (cost $2,917,185,054 and $3,041,387,608, respectively)	2,917,185,054	3,041,387,608
Accrued interest receivable	7,023,150	5,989,305
Total assets	3,801,040,947	4,015,605,547

Liabilities:
Other liabilities	15,004	9,300
Total liabilities	15,004	9,300
Net assets	$3,801,025,943	$4,015,596,247

The following table summarizes the results of operations of Cash Assets for the three months ended March 31, 2013 and 2012:

	2013	2012
Investment income
Interest income	$2,127,133	$2,361,852
Total investment income	2,127,133	2,361,852

Expenses:
Bank fee expense	33,653	24,103
Total expenses	33,653	24,103
Net investment income	2,093,480	2,337,749
Net income	$2,093,480	$2,337,749

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of March 31, 2013:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $2,917,185,054)
United States
Government Bonds (cost $2,917,185,054)
U.S. Treasury 0.50% due 05/31/13	$200,000,000	$200,100,675	5.26%
U.S. Treasury 0.13% - 2.75% due 04/15/13 – 02/15/15	2,700,000,000	2,717,084,379	71.49%
Total Government Bonds		2,917,185,054	76.75%

Total Investments in Fixed Income Securities		$2,917,185,054	76.75%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2012:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $3,041,387,608)
United States
Government Bonds (cost $3,041,387,608)
U.S. Treasury 0.13% - 2.63% due 01/15/13 – 12/31/14	$3,025,000,000	$3,041,387,608	75.74%
Total Government Bonds		3,041,387,608	75.74%

Total Investments in Fixed Income Securities		$3,041,387,608	75.74%

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Assets
Level 2:
Fixed income securities
Government Bonds	$2,917,185,054	$3,041,387,608
Total fixed income securities	2,917,185,054	3,041,387,608
Total Level 2	2,917,185,054	3,041,387,608
Total assets	$2,917,185,054	$3,041,387,608

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

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions

Advisory Fees

For the three months ended March 31, 2013 and 2012 each Class of GAIT II other than Class M pays the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% and 2%, respectively, of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

Sponsor Fees

For the three months ended March 31, 2013 and 2012, each Class of GAIT II other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate specified in the table below. This Sponsor Fee was payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the three months ended March 31, 2013 the Sponsor Fee listed below for Class 2 included a selling agent fee (the “Selling Agent Fee”) of 2%. The Selling Agent Fee represented a fee for initial and on-going service fees to the Feeder Funds’ selling agents.

Class	2013 Annual Rate	2012 Annual Rate

Class 0	0.75%	1.00%
Class 2	2.75%	1.00%

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

Brokerage Fees

For the three months ended March 31, 2012, each Class of GAIT II other than Class M paid the Manager a brokerage fee (the “Brokerage Fee”) at an annual rate specified in the table below. This Brokerage Fee was payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

Class	Annual Rate

Class 0	2%
Class 2	4%

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions (continued)

Brokerage Fees (continued)

In consideration of the Brokerage Fee, the Manager assumed all of GAIT II’s trading commissions (including exchange, clearing and regulatory fees relating to its trades), routine legal expenses, internal and external accounting, audit and tax preparation expenses, fees and expenses of an external or internal administrator, and expenses and costs of printing and mailing reports and notices, together with the costs incurred in connection with the organization of GAIT II and the continuous offering of Units. To the extent GAIT II was allocated any of these expenses from the Master Funds in which it invested, the Manager reimbursed GAIT II for those amounts. These reimbursements are included in commission reimbursements in the statements of operations and managing member allocation.

As of January 1, 2013 GAIT II eliminated the Brokerage Fee and GAIT II incurred directly all costs previously covered by the Brokerage Fee.

Administrator’s Fee

For the three month period ended March 31, 2013, GAIT II paid SEI a monthly administrator’s fee based GAIT II’s net asset value, calculated as of the last business day of each month. In addition, GAIT II reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT II. The total administrator’s fees incurred by GAIT II for the three month periods ended March 31, 2013 and 2012 were $10,028 and $0, respectively, of which $3,117 and $0 were accrued as of March 31, 2013 and 2012, respectively.

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

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights

The following is the per unit operating performance calculation for the three month periods ended March 31, 2013 and 2012:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2011	$81.35	$77.24
Net gain:
Net investment loss	(0.92)	(1.27)
Net gain on investments	1.89	1.80
Net gain	0.97	0.53
Net asset value per unit, March 31, 2012	$82.32	$77.77

Net asset value per unit, December 31, 2012	$73.46	$68.36
Net gain:
Net investment loss	(0.65)	(0.93)
Net gain on investments	7.81	7.24
Net gain	7.16	6.31
Net asset value per unit, March 31, 2013	$80.62	$74.67

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three month periods ended March 31, 2013 and 2012:

	Class 0		Class 2
	2013	2012	2013	2012

Total return before Incentive Allocation	9.75%	1.19%	9.23%	0.69%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	9.75%	1.19%	9.23%	0.69%

Net investment loss before Incentive Allocation	(0.88)%	(1.13)%	(1.36)%	(1.64)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.88)%	(1.13)%	(1.36)%	(1.64)%

Total expenses before Incentive Allocation	0.90%	1.27%	1.40%	1.78%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.90%	1.27%*	1.40%	1.78%*

*- The percentages noted above represent total expenses before commission reimbursements, which represent 0.11% of average members’ capital for the three month period ended March 31, 2012.

Index

Graham Alternative Investment Trading II LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period and has not been annualized. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT II and net investment income (loss) and expenses allocated from the Master Fund and investment income from Cash Assets. These ratios have not been annualized. The computation of such ratios is based on the amount of net investment income (loss), expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT II, excluding that of the Managing Member, for the three month periods ended March 31, 2013 and 2012.

9. Subsequent Events

GAIT II had subscriptions of approximately $10,000 and redemptions of approximately $0.5 million through May 15, 2013, the date through which subsequent events were evaluated by management.  These amounts have not been included in the financial statements.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical facts. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “continue,” “further,” “seek,” “plan,” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our Annual Report on Form 10-K, dated March 28, 2013.  This discussion should also be read in conjunction with “Item 1: Financial Statements.”  The information contained therein is essential to, and should be read in conjunction with, the following analysis.  For the purposes of this filing, the term “Fund” shall include each of GAIF I, the GAIT Funds and the master funds in which they invest, unless the context implies otherwise.  The Fund does not engage in the sale of goods or services.  The Fund’s capital consists of capital contributions of the members, as increased or decreased by gains and losses from its investments in the Master Funds, interest, expenses and redemptions.  Its only assets are its investments in the Master Funds.  The Master Funds do not engage in the sale of goods or services.  Their assets are comprised of the equity in their accounts with clearing brokers and OTC counterparties, in each case consisting of cash, open trade equity on derivatives and the net option premium paid or received. In the case of Graham Cash Assets LLC (“Cash Assets”), the assets consist of investments in debt obligations guaranteed by the U.S. federal government, as well as cash and cash equivalents.

For the three months ended March 31, 2013 the Fund’s net asset value decreased by $19,025,042 or -10.2%.  This decrease was attributable to a $18,103,430 or -9.7% net decrease in the Blended Strategies Portfolio and a $921,612 or -0.5% net decrease in the Systematic Strategies Portfolio.  The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $2,296,886 or 1.2% and net income of $10,586,996 or 5.7% offset by redemptions totaling $30,987,312 or -16.6%, for the period.  The net decrease in the Systematic Strategies Portfolio was attributable to net income of $1,626,538 or 0.9% offset by redemptions totaling $2,548,150 or -1.4%, for the period.

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

(ii)	Results of Operations

The Fund’s success depends primarily upon the Manager’s ability to recognize and capitalize on market trends in the different and varied sectors of the global financial markets in which it trades.

Index

Blended Strategies Portfolio

2013 Summary

Three Months Ended March 31, 2013

For the three months ended March 31, 2013, the Blended Strategies Portfolio experienced net trading gains of $12,234,308. The trading results are attributable to the following sectors:

Agriculture / Softs	$(800,458)
Base metals	(334,208)
Energy	(3,065,286)
Equities	9,287,432
Foreign exchange	6,239,752
Long term / intermediate rates	121,003
Precious metals	582,534
Short term rates	203,539
$12,234,308

The Blended Strategies Portfolio recorded a solid net gain for the first quarter of 2013. The majority of the gains were driven by positions in Asian, U.S. and European equity index futures. The portfolio recorded profits from trading foreign exchange, with noteworthy gains from positions in the Japanese yen, Mexican peso and Canadian dollar versus the U.S. dollar.  Smaller gains in the foreign exchange sector were recorded from trading various European currency crosses. Trading in precious metals also led to modest gains for the portfolio, while losses in energy, base metals, and agricultural commodities offset a portion of the overall gains for the quarter.

Brokerage, Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund.  Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended March 31, 2013, Advisory Fees decreased by $619,599 or -46.9%, Brokerage Fees decreased by $1,515,874 or -100.0% and Sponsor Fees decreased by $236,274 or -35.8% in the Blended Strategies Portfolio over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio resulting from subscriptions and net income offset by redemptions for the period. Additionally, the Brokerage Fees were eliminated in 2013 and the Advisory Fees were reduced by 0.25% for each class of units from 2% in 2012 to 1.75% in 2013. During the same period interest income decreased by $59,101 or -43.1%. Interest was earned on free cash at an average annualized yield of 0.23% for the three months ended March 31, 2013 compared to 0.25% for the same period in 2012.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended March 31, 2013 and 2012 the portfolio has not yet recovered previous losses. As a result, there was no Incentive Allocation for those periods.

Index

The following table illustrates the sector distribution of the Blended Strategies Portfolio’s investments in Master Funds as of March 31, 2013 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	1.5%
Base metals	(2.7)%
Energy	(0.4)%
Equities	10.9%
Foreign exchange	20.6%
Long term / intermediate rates	72.4%
Precious metals	1.1%
Short term rates	(3.4)%
100.0%

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
100.0%

Systematic Strategies Portfolio

2013 Summary

Three Months Ended March 31, 2013

For the three months ended March 31, 2013, the Systematic Strategies Portfolio experienced net trading gains of $1,840,706. The trading results are attributable to the following sectors:

Agriculture / Softs	$28,594
Base metals	(75,439)
Energy	(480,173)
Equities	1,890,253
Foreign exchange	197,488
Long term / intermediate rates	98,058
Precious metals	186,374
Short term rates	(4,449)
$1,840,706

The Systematic Strategies Portfolio posted a net gain for the first quarter of 2013. The majority of the gains were driven by positions in U.S., Asian and European equity index futures. The portfolio also recorded gains in the foreign exchange sector, particularly from positions in the Japanese yen, Mexican peso, and Canadian dollar versus the U.S. dollar. Trading in precious metals also contributed to gains. Losses from trading in the energy and base metals sectors offset a portion of the overall gains for the quarter.

Brokerage, Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund.  Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value, which are discussed in detail herein.

Index

For the three months ended March 31, 2013 Advisory Fees decreased by $150,898 or -66.1%, Brokerage Fees decreased by $324,236 or -100.0% and Sponsor Fees decreased by $27,968 or -24.5% in the Systematic Strategies Portfolio over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio resulting from subscriptions and net income offset by redemptions for the period. Additionally, the Brokerage Fees were eliminated in 2013 and the Advisory Fees were reduced by 0.25% for each class of units from 2% in 2012 to 1.75% in 2013. During the same period, interest income decreased by $15,935 or -64.6%. Interest was earned on free cash at an average annualized yield of 0.23% for the three months ended March 31, 2013 compared to 0.25% for the same period in 2012.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended March 31, 2013 and 2012 the portfolio has not yet recovered previous losses. As a result, there was no Incentive Allocation for those periods.

The following table illustrates the sector distribution of the Systematic Strategies Portfolio’s investments in Master Funds as of March 31, 2013 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	4.5%
Base metals	(1.2)%
Energy	0.3%
Equities	6.8%
Foreign exchange	(6.6)%
Long Term / intermediate rates	95.1%
Precious metals	1.7%
Short term rates	(0.6)%
100.0%

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

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio.  For the three months ended March 31, 2012 there was no Incentive Allocation due to unrecovered previous losses compared to $3,007 for the corresponding period in 2011.

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

There are no known demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

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

	Blended Strategies Portfolio	Systematic Strategies Portfolio
March 31, 2013	19.18%	19.07%
December 31, 2012	16.47%	17.00%
March 31, 2012	22.70%	18.67%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading.  Through March 31, 2013, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

(v)	Off-Balance Sheet Arrangements

The Fund does not engage in off-balance sheet arrangements with other entities.

Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

No disclosure is required hereunder as the Fund is a “smaller reporting company”, as defined in Item 10(f)(1) of regulation S-K.

Index

Item 4.	Controls and Procedures

The Advisor’s Chief Operating Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2013. Based on that evaluation, the Advisor’s Chief Operating Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2013.

There were no changes to the Fund’s internal controls over financial reporting during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal controls over financial reporting.

Index

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not Required

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2013, the Fund issued 20,175.437 Units in exchange for $2,296,886 with respect to the Blended Strategies Portfolio and 0.000 Units with respect to the Systematic Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”). The Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Act and Section 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Units of the Fund.

	Blended Strategies Portfolio	Systematic Strategies Portfolio
	Total	Total
	Number of	Number of
	Units Purchased	Units Purchased
Period (as of)
January 1, 2013	7,038.866	0.000
February 1, 2013	1,843.129	0.000
March 1, 2013	11,293.442	0.000

Item 3.	Defaults Upon Senior Securities –None

Item 4.	[Removed and Reserved]

Item 5.	Other Information –None

Index

Item 6.	Exhibits

* 3.1	Amendment to Certificate of Formation of Graham Alternative Investment Fund I LLC
* 4.1	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC
* 10.1	Form of Subscription Agreement
* 10.2	Form of Placement Agreement
* 10.10	Safekeeping Account Agreement between Graham Cash Assets LLC and Bank of America, N.A.
31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Operating Officer)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)
32.1	Section 1350 Certification (Certification of Chief Operating Officer and Chief Financial Officer)

*	Incorporated by reference to the Fund’s Form 8-K previously filed on April 11, 2013

Index

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2013	GRAHAM ALTERNATIVE INVESTMENT FUND I LLC

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

		By:	/s/ Paul Sedlack
Paul Sedlack, Chief Operating Officer

		By:	/s/ Brian Douglas
Brian Douglas, Chief Financial Officer