Form 10-Q
period 2013-09-30
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2013-11-14
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes ☐  No ☒

As of November 1, 2013, 885,194.268 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
BLENDED STRATEGIES PORTFOLIO
FORM 10-Q

Item 4.	Controls and Procedures	70

PART II - Other Information		71

Exhibits

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification

Index

PART I

Item 1. Financial Statements

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Financial Condition

	September 30, 2013	December 31, 2012

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$100,019,925	$167,871,994
Redemption receivable from Graham Alternative Investment Trading LLC	3,776,725	14,897,527
Total assets	$103,796,650	$182,769,521

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$3,776,725	$14,897,527
Total liabilities	3,776,725	14,897,527

Members’ capital:
Class 0 Units (676,973.782 and 1,241,639.087 units issued and outstanding at $116.70 and $114.88, respectively)	79,000,392	142,637,622
Class 2 Units (232,591.902 and 279,471.807 units issued and outstanding at $90.37 and $90.29, respectively)	21,019,533	25,234,372
Total members’ capital	100,019,925	167,871,994
Total liabilities and members’ capital	$103,796,650	$182,769,521

See accompanying notes.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) gain allocated from investment in Graham Alternative Investment Trading LLC:
Net realized (loss) gain on investments	$(5,919,049)	$540,179	$10,989,075	$6,156,376
Net increase (decrease) in unrealized appreciation on investments	2,590,408	(1,014,667)	(1,164,367)	(8,861,498)
Brokerage commissions and fees	(111,470)	-	(621,684)	-
Net (loss) gain allocated from investment in Graham Alternative Investment Trading LLC	(3,440,111)	(474,488)	9,203,024	(2,705,122)

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	56,893	116,385	199,638	376,455

Expenses:
Brokerage fees	-	1,304,776	-	4,221,823
Advisory fees	475,643	1,138,950	1,811,268	3,683,995
Sponsor fees	315,823	569,474	1,140,204	1,841,997
Professional fees and other	25,603	17,427	311,504	45,743
Administrator’s fees	35,274	-	134,760	-
Total expenses	852,343	3,030,627	3,397,736	9,793,558
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(795,450)	(2,914,242)	(3,198,098)	(9,417,103)
Net (loss) income	$(4,235,561)	$(3,388,730)	$6,004,926	$(12,122,225)

See accompanying notes.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Changes in Members’ Capital

For the nine months ended September 30, 2013 and 2012

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2011	1,814,039.586	$223,427,719	410,047.431	$40,501,399	$263,929,118
Subscriptions	48,855.838	6,045,929	28,300.003	2,758,540	8,804,469
Redemptions	(402,500.386)	(48,798,913)	(107,778.677)	(10,558,791)	(59,357,704)
Net loss	–	(9,949,204)	–	(2,173,021)	(12,122,225)
Members’ capital, September 30, 2012	1,460,395.038	$170,725,531	330,568.757	$30,528,127	$201,253,658

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2012	1,241,639.087	$142,637,622	279,471.807	$25,234,372	$167,871,994
Subscriptions	40,708.235	4,965,000	6,942.297	651,886	5,616,886
Redemptions	(605,373.540)	(74,399,999)	(53,822.202)	(5,073,882)	(79,473,881)
Net income	–	5,797,769	–	207,157	6,004,926
Members’ capital, September 30, 2013	676,973.782	$79,000,392	232,591.902	$21,019,533	$100,019,925

See accompanying notes.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
	2013	2012
Cash flows provided by operating activities
Net income (loss)	$6,004,926	$(12,122,225)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (income) loss allocated from investment in Graham Alternative Investment Trading LLC	(6,004,926)	12,122,225
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	90,594,683	54,095,906
Investments in Graham Alternative Investment Trading LLC	(5,616,886)	(8,804,469)
Net cash provided by operating activities	84,977,797	45,291,437

Cash flows used in financing activities
Subscriptions	5,616,886	8,804,469
Redemptions	(90,594,683)	(54,095,906)
Net cash used in financing activities	(84,977,797)	(45,291,437)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements

September 30, 2013

1. Organization and Business

The Blended Strategies Portfolio (the “Fund”) is a series of Graham Alternative Investment Fund I LLC (“GAIF I”), a Delaware Series Limited Liability Company established through an amendment to the certificate of formation, effective March 28, 2013. GAIF I has two other series in addition to the Fund, Systematic Strategies Portfolio and Discretionary Strategies Portfolio. Prior to March 28, 2013, GAIF I was organized as a Delaware Limited Liability Company which was formed on May 16, 2006 and commenced operations on August 1, 2006. Comparative information contained within these financial statements for periods prior to March 28, 2013 represent the data pertaining solely to the Blended Strategies Portfolio.

As a Series Limited Liability Company each series is legally segregated, and the assets associated with each series are held separately and accounted for in separate and distinct records from the assets of any other series of GAIF I. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular series are enforceable against the assets of such series only, and not against the assets of GAIF I generally or any other series thereof. Further, none of the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to GAIF I are enforceable against the assets of any other series.

The Fund offers investors Class 0 and Class 2 shares. The Fund invests all of its assets dedicated to trading in Graham Alternative Investment Trading LLC (“GAIT”), a Delaware LLC which was formed on May 16, 2006 and commenced operations on August 1, 2006. GAIT invests in various master trading vehicles (“Master Funds”), all of which are managed by Graham Capital Management, L.P. (the “Advisor” or “Manager”). The Manager is the manager and the sole investment advisor of GAIT and the Fund. The Manager is registered as a Commodity Pool Operator and Commodity Trading Advisor with the Commodity Futures Trading Commission and is a member of the National Futures Association. The Manager is also registered as a Registered Investment Advisor with the Securities and Exchange Commission. The Fund's Units are registered under the Securities Exchange Act of 1934.

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

GAIT charges its investors, including the Fund, an advisory fee, administrator’s fee, brokerage fee (for 2012 periods only), sponsor fee and incentive allocation, all of which are described in detail in Note 4. The Fund does not charge any additional fees; however each investor in the Fund indirectly bears a portion of the advisory fee, brokerage fee, sponsor fee, and incentive allocation charged by GAIT.

At September 30, 2013 and December 31, 2012, the Fund owned 55.13% and 63.27%, respectively of GAIT.

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

In accordance with this hierarchy, the Fund’s investment in GAIT has been classified as a Level 2 valuation. There were no Level 3 assets or liabilities held at any point during the nine months ended September 30, 2013 or the year ended December 31, 2012 by the Fund, GAIT, or the Master Funds, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

Redemption Fees

Class 2 Units are subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Class 0 Units are not subject to a redemption fee. Redemption fees are payable to the Manager upon redemption of Units from the proceeds of such redemption. Redemption fees of $4,244 and $7,041 were paid to the Manager for the nine months ended September 30, 2013 and 2012, respectively, and are included as redemptions in the statements of changes in members’ capital.

4. Fees and Related Party Transactions

Advisory Fees

For the three and nine months ended September 30, 2013 and 2012, each Class of GAIT other than Class M pays the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% and 2%, respectively, of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

4. Fees and Related Party Transactions (continued)

Sponsor Fees

For the three and nine months ended September 30, 2013 and 2012, each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified in the table below. This Sponsor Fee was payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the three months ended March 31, 2013, the Sponsor Fee listed below for Class 2 reflects as well a selling agent fee (the “Selling Agent Fee”) of 2%. The Selling Agent Fee compensates selling agents for initial and on-going services to the Fund.

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

Brokerage Fees

For the three and nine months ended September 30, 2012, each Class of GAIT other than Class M paid the Manager a brokerage fee (the “Brokerage Fee”) at an annual rate of the Net Asset Value specified in the table below. This Brokerage Fee was payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

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
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

4. Fees and Related Party Transactions (continued)

Brokerage Fees (continued)

As of January 1, 2013, the Manager eliminated the Brokerage Fee and GAIT began to absorb directly all costs previously covered by the Brokerage Fee. These costs are included in the statement of operations.

Administrator’s Fee

For the nine month period ended September 30, 2013, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees allocated to the Fund by GAIT for the nine month period ended September 30, 2013 were $134,760. For the nine month period ended September 30, 2012, the administrator's fee was absorbed by the Manager in exchange for the Brokerage Fee.

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

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights

The following is the per Unit operating performance calculation for the three month periods ended September 30, 2013 and 2012:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, June 30, 2012	$118.77	$94.30
Net loss:
Net investment loss	(1.27)	(1.49)
Net loss on investments	(0.60)	(0.46)
Net loss	(1.87)	(1.95)
Net asset value per unit, September 30, 2012	$116.90	$92.35

Net asset value per unit, June 30, 2013	$121.13	$94.28
Net loss:
Net investment loss	(0.76)	(1.06)
Net loss on investments	(3.67)	(2.85)
Net loss	(4.43)	(3.91)
Net asset value per unit, September 30, 2013	$116.70	$90.37

The following represents ratios to average members’ capital and total return for the three month periods ended September 30, 2013 and 2012:

	Class 0		Class 2
	2013	2012	2013	2012

Total return before Incentive Allocation	(3.66)%	(1.57)%	(4.15)%	(2.07)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(3.66)%	(1.57)%	(4.15)%	(2.07)%

Net investment loss before Incentive Allocation	(0.63)%	(1.06)%	(1.12)%	(1.57)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.63)%	(1.06)%	(1.12)%	(1.57)%

Total expenses before Incentive Allocation	0.69%	1.31%	1.20%	1.81%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.69%	1.31%	1.20%	1.81%

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights (continued)

The following is the per Unit operating performance calculation for the nine month periods ended September 30, 2013 and 2012:

	Class 0	Class 2
Per share operating performance
Net asset value per unit, December 31, 2011	$123.17	$98.77
Net loss:
Net investment loss	(3.68)	(4.43)
Net loss on investments	(2.59)	(1.99)
Net loss	(6.27)	(6.42)
Net asset value per unit, September 30, 2012	$116.90	$92.35

Net asset value per unit, December 31, 2012	$114.88	$90.29
Net income:
Net investment loss	(2.50)	(3.33)
Net gain on investments	4.32	3.41
Net income	1.82	0.08
Net asset value per unit, September 30, 2013	$116.70	$90.37

The following represents ratios to average members’ capital and total return for the nine month periods ended September 30, 2013 and 2012:

	Class 0		Class 2
	2013	2012	2013	2012

Total return before Incentive Allocation	1.58%	(5.09)%	0.09%	(6.50)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	1.58%	(5.09)%	0.09%	(6.50)%

Net investment loss before Incentive Allocation	(2.11)%	(2.99)%	(3.57)%	(4.52)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(2.11)%	(2.99)%	(3.57)%	(4.52)%

Total expenses before Incentive Allocation	2.27%	3.83%	3.73%	5.36%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	2.27%	3.83%	3.73%	5.36%

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights (continued)

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total members’ capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital for Class 0 and Class 2 Units of the Fund for the three and nine month periods ended September 30, 2013 and 2012.

7. Subsequent Events

The Fund had subscriptions of approximately $0.7 million and redemptions of approximately $7.3 million through November 14, 2013, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	September 30, 2013 (Unaudited)	December 31, 2012 (Audited)
Assets
Investments in Master Funds, at fair value	$27,483,573	$47,870,899
Investment in Graham Cash Assets LLC, at fair value	160,173,073	241,839,538
Accrued commission reimbursements	–	165,510
Receivable from Master Funds	12,975	1,856
Total assets	$187,669,621	$289,877,803

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$5,545,115	$23,262,309
Accrued advisory fees	268,373	489,673
Accrued sponsor fees	179,984	244,837
Accrued brokerage fees	–	568,525
Accrued professional fees	230,964	–
Accrued administrator’s fees	19,976	–
Payable to Master Funds	305	6,476
Total liabilities	6,244,717	24,571,820

Members’ capital:
Class 0 Units (1,218,893.469 and 1,922,696.211 units issued and outstanding at $116.70 and $114.88 per unit, respectively)	142,240,484	220,876,439
Class 2 Units (424,350.121 and 483,129.319 units issued and outstanding at $90.37 and $90.29 per unit, respectively)	38,348,903	43,623,249
Class M Units (4,671.470 and 4,671.470 units issued and outstanding at $178.86 and $172.60 per unit, respectively)	835,517	806,295
Total members’ capital	181,424,904	265,305,983
Total liabilities and members’ capital	$187,669,621	$289,877,803

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	September 30, 2013 (Unaudited)		December 31, 2012 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$7,763,009	4.28%	$16,324,504	6.15%
Graham Global Monetary Policy LLC	5,561,640	3.07%	7,258,710	2.74%
Graham K4D Trading Ltd.	14,158,924	7.80%	24,287,685	9.15%
Total investments in Master Funds	$27,483,573	15.15%	$47,870,899	18.04%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Managing Member Allocation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) gain allocated from investments in Master Funds:
Net realized (loss) gain on investments	$(10,653,483)	$1,038,332	$15,598,439	$9,935,223
Net increase (decrease) in unrealized appreciation on investments	4,654,629	(2,020,366)	(1,456,947)	(14,232,046)
Brokerage commissions and fees	(200,801)	(693,076)	(1,032,426)	(2,684,268)
Net (loss) gain allocated from investments in Master Funds	(6,199,655)	(1,675,110)	13,109,066	(6,981,091)

Net investment loss allocated from investments in Master Funds	(7,460)	(8,036)	(23,961)	(45,702)

Investment income:
Interest income	102,458	185,718	335,724	598,677
Total investment income	102,458	185,718	335,724	598,677

Expenses:
Advisory fees	852,870	1,813,258	3,028,616	5,847,390
Sponsor fees	568,766	906,629	1,941,753	2,923,695
Brokerage fees	–	2,090,971	–	6,762,197
Administrator’s fees	63,526	–	226,120	–
Professional fees and other	38,516	19,923	479,690	27,488
Commission reimbursements	–	(693,076)	–	(2,684,268)
Total expenses	1,523,678	4,137,705	5,676,179	12,876,502
Net investment loss of the Fund	(1,421,220)	(3,951,987)	(5,340,455)	(12,277,825)

Net (loss) income	(7,628,335)	(5,635,133)	7,744,650	(19,304,618)

Incentive allocation	–	–	–	–

Net (loss) income available for pro-rata allocation to all members	$(7,628,335)	$(5,635,133)	$7,744,650	$(19,304,618)

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the nine months ended September 30, 2013 and 2012

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2011	2,827,795.124	$348,287,779	688,937.679	$68,048,075	4,671.470	$822,214	$417,158,068
Subscriptions	145,451.826	17,940,683	47,476.248	4,649,394	–	–	22,590,077
Redemptions	(676,212.337)	(82,069,164)	(182,664.434)	(17,893,409)	–	–	(99,962,573)
Incentive allocation	–	–	–	–	–	–	–
Net loss	–	(15,627,529)	–	(3,665,114)	–	(11,975)	(19,304,618)
Members’ capital, September 30, 2012	2,297,034.613	$268,531,769	553,749.493	$51,138,946	4,671.470	$810,239	$320,480,954

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2012	1,922,696.211	$220,876,439	483,129.319	$43,623,249	4,671.470	$806,295	$265,305,983
Subscriptions	56,996.343	6,920,000	20,155.025	1,896,683	–	–	8,816,683
Redemptions	(760,799.085)	(93,032,569)	(78,934.223)	(7,409,843)	–	–	(100,442,412)
Incentive allocation	–	–	–	–	–	–	–
Net income	–	7,476,614	–	238,814	–	29,222	7,744,650
Members’ capital, September 30, 2013	1,218,893.469	$142,240,484	424,350.121	$38,348,903	4,671.470	$835,517	$181,424,904

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
	2013	2012
Cash flows provided by operating activities
Net income (loss)	$7,744,650	$(19,304,618)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (income) loss allocated from investments in Master Funds	(13,085,105)	7,026,793
Net income allocated from investment in Graham Cash Assets LLC	(335,724)	(598,677)
Proceeds from sale of investments in Master Funds	231,980,828	476,843,495
Proceeds from sale of investments in Graham Cash Assets LLC	257,264,825	442,227,109
Investments in Master Funds	(198,525,687)	(457,246,660)
Investments in Graham Cash Assets LLC	(175,262,636)	(382,110,304)
Changes in assets and liabilities:
Accrued commission reimbursements	165,510	108,398
Accrued advisory fees	(221,300)	(167,000)
Accrued sponsor fees	(64,853)	(83,500)
Accrued brokerage fees	(568,525)	(199,119)
Accrued professional fees	230,964	-
Accrued administrator’s fees	19,976	-
Net cash provided by operating activities	109,342,923	66,495,917

Cash flows used in financing activities
Subscriptions	8,816,683	22,590,077
Redemptions	(118,159,606)	(89,085,994)
Net cash used in financing activities	(109,342,923)	(66,495,917)

Net change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental non cash operating activities

Purchases and proceeds related to investments in liquidated Master Funds consolidated into Graham Commodity Strategies LLC not included above for the nine months ended September 30, 2012:  $1,362,929 (See Note 2)

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

September 30, 2013

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

In accordance with this hierarchy, GAIT’s investments in Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been classified as Level 2. These investments are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the nine months ended September 30, 2013 or the twelve months ended December 31, 2012 by GAIT, the Master Funds, or Cash Assets, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds

As of September 30, 2013 and December 31, 2012, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members’ capital are individually identified, while smaller investments are aggregated under the caption “Other Global Macro Funds.” The number of Master Funds included in each aggregated category is disclosed parenthetically next to each name. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

September 30, 2013
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Loss (three months then ended)	Net Income (nine months then ended)

Systematic Macro Funds
Graham K4D Trading Ltd.	7.80%	$14,158,924	$3,757,481	$9,396,030

Global Macro Funds
Other Global Macro Funds (2)	7.35%	13,324,649	(9,964,596)	3,689,075
	15.15%	$27,483,573	$(6,207,115)	$13,085,105

December 31, 2012
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Loss (three months ended September 30, 2012)	Net Loss (nine months ended September 30, 2012)

Systematic Macro Funds
Graham K4D Trading Ltd.	9.15%	$24,287,685	$2,483,427	$(603,781)

Global Macro Funds
Graham Commodity Strategies LLC	6.15%	16,324,504	(5,745,948)	(12,934,428)
Other Global Macro Funds (5)	2.74%	7,258,710	1,579,375	6,511,416
	18.04%	$47,870,899	$(1,683,146)	$(7,026,793)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of September 30, 2013:

	Graham Commodity Strategies LLC (Delaware)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$157,249,148	$101,825,105	$114,373,103
Derivative financial instruments, at fair value	33,263,132	19,550,145	23,071,281
Exchange memberships, at fair value	2,657,400	-	817,750
Other assets	-	67	-
Total assets	193,169,680	121,375,317	138,262,134

Liabilities:
Derivative financial instruments, at fair value	-	3,322,874	-
Due to brokers	36,787,224	315,108	-
Total liabilities	36,787,224	3,637,982	-
Net assets	$156,382,456	$117,737,335	$138,262,134

Percentage of Master Fund held by GAIT	4.96%	4.72%	10.24%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2013:

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC
Derivative financial instruments
Long contracts
Futures
Commodity		$(1,474,323)	(0.94)%
Foreign index		185,805	0.12%
Interest rate		582,208	0.37%
U.S. bond		1,536,719	0.98%
U.S. index		(1,612,550)	(1.03)%
Total futures		(782,141)	(0.50)%

Swaps
Commodity		(55,923)	(0.04)%
Interest rate		(241,687)	(0.15)%
Total swaps		(297,610)	(0.19)%

Forwards
Foreign currency		3,776,852	2.42%
Total forwards		3,776,852	2.42%

Options (cost $105,630,789)
Commodity futures		668,800	0.43%
U.S. dollar / Chinese Yuan 03/07/2014 Put $6.30	3	9,333,607	5.97%
Other U.S. dollar / Chinese Yuan 03/07/2014 Put $6.17 - $6.23	10	13,451,213	8.60%
Other currency		24,609,958	15.74%
Interest rate futures		54,404	0.03%
U.S. bond futures		4,265,625	2.73%
E-mini S&P 500 Options December 2013 Call $1,700	5,300	8,546,250	5.46%
Other E-mini S&P 500 Options December 2013 Put $1,620	1,750	2,493,750	1.59%
Total options		63,423,607	40.55%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2013:

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$3,125	0.00%
Currency		56,406	0.04%
Foreign bond		(428,055)	(0.27)%
Foreign index		11,495	0.01%
Interest rate		(777,834)	(0.50)%
U.S. bond		(62,500)	(0.04)%
E-mini S&P 500 futures December 2013	(800)	175,000	0.11%
Total futures		(1,022,363)	(0.65)%

Swaps
Commodity		1,674,324	1.07%
Interest rate		(2,706,464)	(1.73)%
Total swaps		(1,032,140)	(0.66)%

Forwards
Foreign currency		(2,871,307)	(1.84)%
Total forwards		(2,871,307)	(1.84)%

Options (proceeds $56,157,859)
U.S. dollar / Chinese Yuan 03/07/2014 Put $6.30	4	(9,333,607)	(5.98)%
Other U.S. dollar / Chinese Yuan 03/07/2014 Put $6.23	4	(7,645,129)	(4.89)%
Other currency		(4,745,217)	(3.03)%
Interest rate futures		(18,750)	(0.01)%
U.S. bond futures		(2,289,063)	(1.46)%
U.S. index futures		(3,900,000)	(2.49)%
Total options		(27,931,766)	(17.86)%

Total derivative financial instruments		$33,263,132	21.27%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2013:

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Global Monetary Policy LLC
Derivative financial instruments
Long contracts
Futures
Commodity		$(92,625)	(0.08)%
Foreign bond		2,059,947	1.75%
Foreign index		(371,061)	(0.32)%
90-Day Eurodollar December 2015	10,500	29,054,213	24.69%
90-Day Eurodollar June 2016	1,000	6,783,338	5.76%
Other 90-Day Eurodollar September 2015 – June 2017	4,500	2,437,500	2.07%
U.S. bond		168,438	0.14%
U.S. index		605,475	0.51%
Total futures		40,645,225	34.52%

Forwards
Foreign currency		(432,217)	(0.37)%
Total forwards		(432,217)	(0.37)%

Options (cost $5,039,276)
Foreign currency		5,039,693	4.28%
U.S. index futures		1,950,000	1.66%
Total options		6,989,693	5.94%

Short contracts
Futures
Commodity		10,975	0.01%
Foreign bond		(2,166,175)	(1.84)%
Foreign index		331,881	0.28%
90-Day Eurodollar December 2016	(6,000)	(7,210,100)	(6.12)%
Other 90-Day Eurodollar September 2015 – June 2015	(6,000)	(8,495,650)	(7.22)%
U.S. index		(311,025)	(0.26)%
Total futures		(17,840,094)	(15.15)%

Forwards
Other foreign currency		(5,662,768)	(4.81)%
Total forwards		(5,662,768)	(4.81)%

Options (proceeds $9,436,516)
Foreign currency		(7,472,568)	(6.35)%
Total options		(7,472,568)	(6.35)%
Total derivative financial instruments		$16,227,271	13.78%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2013:

Description	Number of Contracts / Notional Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Derivative financial instruments
Long contracts
Futures
Commodity		$(16,215,746)	(11.71)%
Currency		430,657	0.31%
Foreign bond		5,329,206	3.85%
Foreign index		(4,275,342)	(3.09)%
Interest rate		7,236,115	5.23%
U.S. bond		406,070	0.29%
U.S. index		751,684	0.54%
Total futures		(6,337,356)	(4.58)%

Forwards
British Pound / U.S. dollar 12/18/13	GBP 243,260,809	8,620,250	6.23%
Other foreign currency		14,270,960	10.33%
Total forwards		22,891,210	16.56%

Short contracts
Futures
Corn December 2013	(2,158)	8,209,185	5.94%
Other commodity		10,173,689	7.37%
Currency		2,693,059	1.95%
Foreign bond		(5,347,806)	(3.87)%
Foreign index		131,021	0.09%
Interest rate		(1,418,502)	(1.03)%
U.S. bond		(5,692,230)	(4.12)%
U.S. index		(7,790)	(0.01)%
Total futures		8,740,626	6.32%

Forwards
Foreign currency		(2,223,199)	(1.61)%
Total forwards		(2,223,199)	(1.61)%
Total derivative financial instruments		$23,071,281	16.69%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of September 30, 2013:

	Graham Commodity Strategies LLC	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$493,360	$364,875	$27,356,567
Commodity futures options	668,800	-	-
Commodity futures swaps	1,745,170	-	-
Currency futures	56,406	-	3,243,916
Equity securities	2,657,400	-	817,750
Foreign bond futures	-	2,059,947	5,329,206
Foreign index futures	197,300	403,552	666,735
Interest rate futures	771,071	38,275,051	7,236,115
Interest rate futures options	54,404	-	-
U.S. bond futures	1,536,719	196,876	406,070
U.S. bond futures options	4,265,625	-	-
U.S. index futures	175,000	605,475	2,943,195
U.S. index futures options	11,040,000	1,950,000	-
Total Level 1	23,661,255	43,855,776	47,999,554

Level 2:
Foreign currency forwards	3,776,852	6,335,714	24,237,518
Foreign currency options	47,394,778	5,039,693	-
Interest rate swaps	51,376	-	-
Total Level 2	51,223,006	11,375,407	24,237,518
Total assets	$74,884,261	$55,231,183	$72,237,072
Liabilities
Level 1:
Commodity futures	$(1,964,558)	$(446,525)	$(25,189,439)
Commodity futures swaps	(126,769)	-	-
Currency futures	-	-	(120,200)
Foreign bond futures	(428,055)	(2,166,175)	(5,347,806)
Foreign index futures	-	(442,732)	(4,811,056)
Interest rate futures	(966,697)	(15,705,750)	(1,418,502)
Interest rate futures options	(18,750)	-	-
U.S. bond futures	(62,500)	(28,438)	(5,692,230)
U.S. bond futures options	(2,289,063)	-	-
U.S. index futures	(1,612,550)	(311,025)	(2,199,301)
U.S. index futures options	(3,900,000)	-	-
Total Level 1	(11,368,942)	(19,100,645)	(44,778,534)

Level 2:
Foreign currency forwards	(2,871,307)	(12,430,699)	(3,569,507)
Foreign currency options	(21,723,953)	(7,472,568)	-
Interest rate swaps	(2,999,527)	-	-
Total Level 2	(27,594,787)	(19,903,267)	(3,569,507)
Total liabilities	$(38,963,729)	$(39,003,912)	$(48,348,041)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at September 30, 2013 categorized by primary underlying risk and is representative of the Derivative Instruments held by the Master Funds throughout the period. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade futures and options on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT. Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers on the Master Funds’ statements of financial condition.

	Graham Commodity Strategies LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$62,588,538	19,856	$(3,885,610)	(469)	$493,360	$(1,964,558)
Swaps	6,173,525	614	(28,049,704)	(3,022)	1,745,170	(126,769)
Options (a)	13,453,313	8,155	(3,223,416)	-	668,800	-
	82,215,376	28,625	(35,158,730)	(3,491)	2,907,330	(2,091,327)

Equity price
Futures	159,833,222	2,200	(70,863,257)	(900)	372,300	(1,612,550)
Options (a)	186,349,349	7,050	(164,382,072)	(6,000)	11,040,000	(3,900,000)
	346,182,571	9,250	(235,245,329)	(6,900)	11,412,300	(5,512,550)

Foreign currency exchange rate
Forwards	487,692,448	N/A	(462,871,307)	N/A	3,776,852	(2,871,307)
Futures	-	-	(3,373,566)	(42)	56,406	-
Options (a)	1,633,541,819	79	(2,045,091,297)	(46)	47,394,778	(21,723,953)
	2,121,234,267	79	(2,511,336,170)	(88)	51,228,036	(24,595,260)

Interest rate
Futures	2,229,877,984	11,622	(1,493,663,003)	(8,071)	2,307,790	(1,457,252)
Options (a)	391,039,291	34,500	(400,855,200)	(29,500)	4,320,029	(2,307,813)
Swaps	670,539,494	4	(476,898,136)	(2)	51,376	(2,999,527)
	3,291,456,769	46,126	(2,371,416,339)	(37,573)	6,679,195	(6,764,592)
Total	$5,841,088,983	84,080	$(5,153,156,568)	(48,052)	$72,226,861	$(38,963,729)

(a) Notional amounts for options are based on the delta-adjusted positions.

Collateral balances supporting all derivative positions						$120,461,924

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at September 30, 2013 categorized by primary underlying risk and is representative of the Derivative Instruments held by the Master Funds throughout the period. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade futures and options on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT. Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers on the Master Funds’ statements of financial condition.

	Graham Global Monetary Policy LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$53,143,025	670	$(4,341,600)	(40)	$364,875	$(446,525)
	53,143,025	670	(4,341,600)	(40)	364,875	(446,525)

Equity price
Futures	110,977,141	2,220	(106,039,085)	(1,860)	1,009,027	(753,757)
Options (a)	-	-	(48,433,248)	(1,500)	1,950,000	-
	110,977,141	2,220	(154,472,333)	(3,360)	2,959,027	(753,757)

Foreign currency exchange rate
Forwards	2,353,910,673	N/A	(4,648,761,568)	N/A	6,335,714	(12,430,699)
Options (a)	258,666,250	8	(316,603,560)	8	5,039,693	(7,472,568)
	2,612,576,923	8	(4,965,365,128)	8	11,375,407	(19,903,267)

Interest rate
Futures	4,179,804,559	17,710	(3,203,059,902)	(13,970)	40,531,874	(17,900,363)
	4,179,804,559	17,710	(3,203,059,902)	(13,970)	40,531,874	(17,900,363)
Total	$6,956,501,648	20,608	$(8,327,238,963)	(17,362)	$55,231,183	$(39,003,912)

(a) Notional amounts for options are based on the delta-adjusted positions.

Collateral balances supporting all derivative positions						$101,509,997

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at September 30, 2013 categorized by primary underlying risk and is representative of the Derivative Instruments held by the Master Funds throughout the period. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade futures and options on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT. Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers on the Master Funds’ statements of financial condition.

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$560,054,321	6,816	$(589,927,374)	(13,945)	$27,356,567	$(25,189,439)
	560,054,321	6,816	(589,927,374)	(13,945)	27,356,567	(25,189,439)

Equity price
Futures	1,166,282,325	12,393	(31,010,848)	(873)	3,609,930	(7,010,357)
	1,166,282,325	12,393	(31,010,848)	(873)	3,609,930	(7,010,357)

Foreign currency exchange rate
Forwards	1,295,612,672	N/A	(587,533,803)	N/A	24,237,518	(3,569,507)
Futures	35,791,666	333	(152,648,803)	(1,894)	3,243,916	(120,200)
	1,331,404,338	333	(740,182,606)	(1,894)	27,481,434	(3,689,707)

Interest rate
Futures	4,623,157,198	17,210	(2,165,569,227)	(13,542)	12,971,391	(12,458,538)
	4,623,157,198	17,210	(2,165,569,227)	(13,542)	12,971,391	(12,458,538)
Total	$7,680,898,182	36,752	$(3,526,690,055)	(30,254)	$71,419,322	$(48,348,041)

Collateral balances supporting all derivative positions						$114,373,103

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at September 30, 2013 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged represents the further amounts by which derivative assets and liabilities could have been reduced on the statements of financial condition. The Master Funds elect to display the amounts in due from (to) brokers on the statements of financial condition.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$72,226,861	$(38,963,729)	$33,263,132	$(3,765,124)	$29,498,008
Derivative liabilities	(38,963,729)	38,963,729	–	–	–
	$33,263,132	$–	$33,263,132	$(3,765,124)	$29,498,008

Graham Global Monetary Policy LLC[2]
Derivative assets	$55,231,183	$(35,681,038)	$19,550,145	$–	$19,550,145
Derivative liabilities	(39,003,912)	35,681,038	(3,322,874)	–	(3,322,874)
	$16,227,271	$–	$16,227,271	$–	$16,227,271

Graham K4D Trading Ltd.[3]
Derivative assets	$71,419,322	$(48,348,041)	$23,071,281	$–	$23,071,281
Derivative liabilities	(48,348,041)	48,348,041	–	–	–
	$23,071,281	$–	$23,071,281	$–	$23,071,281

1 Net derivative asset amounts presented in the statement of financial condition are held with four counterparties; the Master Fund has received offsetting collateral from three of these counterparties. There were no net derivative liability amounts held with any counterparties as of September 30, 2013.

2 Net derivative asset and liability amounts presented in the statement of financial condition are held with two counterparties. The Master Fund has not received collateral from these counterparties that is eligible to offset either derivative amount as of September 30, 2013.

3 Net derivative asset amounts presented in the statement of financial condition are held with three counterparties. The Master Fund has not received collateral from these counterparties that is eligible to offset these derivative amounts as of September 30, 2013.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three and nine month periods ended September 30, 2013:

	Three Months Ended September 30, 2013
	Graham Commodity Strategies LLC	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.

Net investment income (loss)	$15,949	$(11,555)	$(1,347)

Net realized loss on investments	(108,977,065)	(74,736,058)	(9,225,685)
Net increase (decrease) in unrealized appreciation on investments	(15,761,172)	14,408,044	46,652,129
Brokerage commissions and fees	(1,946,272)	(1,318,881)	(373,615)
Net gain (loss) on investments	(126,684,509)	(61,646,895)	37,052,829
Net income (loss)	$(126,668,560)	$(61,658,450)	$37,051,482

	Nine Months Ended September 30, 2013
	Graham Commodity Strategies LLC	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.

Net investment income (loss)	$35,718	$(27,527)	$13,023

Net realized gain on investments	30,917,715	991,389	64,731,832
Net increase (decrease) in unrealized appreciation on investments	(16,780,059)	9,642,457	(1,430,241)
Brokerage commissions and fees	(10,334,628)	(3,324,093)	(1,390,266)
Net gain on investments	3,803,028	7,309,753	61,911,325
Net income	$3,838,746	$7,282,226	$61,924,348

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) on investments and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three month period ended September 30, 2013:

	Graham Commodity Strategies LLC	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$(34,159,594)	$(2,484,401)	$(33,941,134)
Options	2,790,130	-	-
Swaps	1,871,695	-	-
	(29,497,769)	(2,484,401)	(33,941,134)
Equity price
Equities	(154,500)	-	(51,000)
Futures	(8,336,291)	(10,399,542)	44,304,037
Options	2,030,138	609,588	-
	(6,460,653)	(9,789,954)	44,253,037
Foreign currency exchange rate
Forwards	(47,839,851)	(56,733,552)	10,339,875
Futures	65,139	-	(2,212)
Options	(28,135,583)	3,353,534	-
	(75,910,295)	(53,380,018)	10,337,663
Interest rate
Bonds	380	-	3,168
Futures	(6,368,555)	5,630,813	16,773,710
Options	(4,040,994)	(304,454)	-
Swaps	(2,460,351)	-	-
	(12,869,520)	5,326,359	16,776,878
Total	$(124,738,237)	$(60,328,014)	$37,426,444

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) on investments and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the nine month period ended September 30, 2013:

	Graham Commodity Strategies LLC	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$(55,195,219)	$(4,115,123)	$11,743,698
Options	451,780	-	-
Swaps	4,927,056	-	(577,404)
	(49,816,383)	(4,115,123)	11,166,294
Equity price
Equities	657,100	-	24,494
Futures	(7,031,711)	5,732,367	169,168,869
Options	703,688	101,530	-
	(5,670,923)	5,833,897	169,193,363
Foreign currency exchange rate
Forwards	43,741,713	(28,167,485)	(41,699,798)
Futures	(2,915,366)	-	(4,265,403)
Options	12,417,989	9,429,108	-
	53,244,336	(18,738,377)	(45,965,201)
Interest rate
Bonds	16,147	-	48,741
Futures	15,306,590	29,490,658	(71,141,606)
Options	3,166,117	(1,837,209)	-
Swaps	(2,108,228)	-	-
	16,380,626	27,653,449	(71,092,865)
Total	$14,137,656	$10,633,846	$63,301,591

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of December 31, 2012:

	Graham Commodity Strategies LLC	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.
Assets
Level 1:
U.S. bond futures	$45,313	$921,438	$927,920
U.S. bond futures options	574,219	-	-
Foreign bond futures	-	638,475	7,253,098
Foreign index futures	-	2,401,384	23,920,199
U.S. index futures	7,500	-	1,461,396
U.S. index futures options	1,856,250	158,750	-
Commodity futures	136,583,500	-	10,650,606
Commodity futures options	4,083,930	-	-
Commodity futures swaps	59,748	-	-
Interest rate futures	-	2,202,373	1,735,617
Interest rate futures options	-	625,000	-
Currency futures	-	-	1,104,266
Equity securities	2,000,300	-	793,453
Total Level 1	145,210,760	6,947,420	47,846,555

Level 2:
Foreign currency forwards	38,314,684	36,251,151	19,238,245
Foreign currency options	17,581,019	529,605	-
Treasury bills	49,996,302	-	124,990,755
Total Level 2	105,892,005	36,780,756	144,229,000
Total assets	$251,102,765	$43,728,176	$192,075,555
Liabilities
Level 1:
U.S. bond futures	$-	$(162,234)	$(311,979)
U.S. bond futures options	(164,063)	-	-
Foreign bond futures	-	-	(3,605,997)
Foreign index futures	-	(328,287)	(3,321,117)
U.S. index futures	-	-	(1,470,168)
Commodity futures	(152,260,115)	-	(18,252,826)
Commodity futures options	(1,183,200)	-	-
Commodity futures swaps	(162,119)	-	-
Interest rate futures	-	(1,406,250)	(785,190)
Interest rate futures options	-	(468,750)	-
Currency futures	-	-	(23,670)
Total Level 1	(153,769,497)	(2,365,521)	(27,770,947)

Level 2:
Foreign currency forwards	(22,258,094)	(27,042,535)	(13,096,283)
Foreign currency options	(5,242,064)	(2,794,899)	-
Total Level 2	(27,500,158)	(29,837,434)	(13,096,283)
Total liabilities	$(181,269,655)	$(32,202,955)	$(40,867,230)

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at December 31, 2012 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged represents the further amounts by which derivative assets and liabilities could have been reduced on the statements of financial condition. The Master Funds elect to display the amounts in due from (to) brokers on the statements of financial condition.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$199,106,163	$(164,236,937)	$34,869,226	$–	$34,869,226
Derivative liabilities	(181,269,655)	164,236,937	(17,032,718)	17,032,718	–
	$17,836,508	$–	$17,836,508	$17,032,718	$34,869,226

Graham Global Monetary Policy LLC[2]
Derivative assets	$43,728,176	$(30,252,661)	$13,475,515	$–	$13,475,515
Derivative liabilities	(32,202,955)	30,252,661	(1,950,294)	1,950,294	–
	$11,525,221	$–	$11,525,221	$1,950,294	$13,475,515

Graham K4D Trading Ltd. [3]
Derivative assets	$66,291,346	$(40,867,230)	$25,424,116	$1,750,659	$23,673,457
Derivative liabilities	(40,867,230)	40,867,230	–	–	–
	$25,424,116	$–	$25,424,116	$1,750,659	$23,673,457

1 Net derivative asset amounts presented in the statement of financial condition were held with two counterparties. The Master Fund did not receive collateral from these counterparties that may have been used to offset these derivative amounts as of December 31, 2012. Net derivative liability amounts presented in the statement of financial condition were held with two counterparties. The Master Fund pledged offsetting collateral to these counterparties sufficient to fully offset the derivative liability balances as of December 31, 2012.

2 Net derivative asset amounts presented in the statement of financial condition were held with two counterparties. The Master Fund did not receive collateral from these counterparties that may have been used to offset these derivative amounts as of December 31, 2012. Net derivative liability amounts presented in the statement of financial condition were held with one counterparty. The Master Fund pledged offsetting collateral to this counterparty sufficient to fully offset the derivative liability balance as of December 31, 2012.

3 Net derivative asset amounts presented in the statement of financial condition were held with two counterparties; the Master Fund received offsetting collateral from one of these counterparties. There were no net derivative liability amounts held with any counterparties as of December 31, 2012.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three and nine month periods ended September 30, 2012:

	Graham Commodity Strategies LLC (Delaware)	Graham Energy Focus LLC* (Delaware)	Graham Energy Fundamental LLC ** (Delaware)	Graham Fed Policy Ltd. ** (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC *** (Delaware)	Graham Macro Technical Ltd. *** (BVI)

	Three Months Ended September 30, 2012
Net investment income (loss)	$(10,991)	$-	$-	$-	$(21,003)	$(6,308)	$-	$-

Net realized gain (loss) on investments	(81,819,610)	-	-	-	11,407,726	71,425,119	-	-
Net increase (decrease) in unrealized appreciation on investments	34,454,698	-	-	-	5,221,110	(56,755,770)	-	-
Brokerage commissions and fees	(4,743,379)	-	-	-	(592,033)	(727,408)	-	-
Net gain (loss) on investments	(52,108,291)	-	-	-	16,036,803	13,941,941	-	-
Net income (loss)	$(52,119,282)	$-	$-	$-	$16,015,800	$13,935,633	$-	$-

	Nine Months Ended September 30, 2012
Net investment income (loss)	$178,917	$6,738	$(154)	$(1,576)	$(258,182)	$(251,276)	$(1,941)	$(2,653)

Net realized gain (loss) on investments	(37,980,662)	(3,769,417)	699,173	5,613,230	20,042,369	66,459,854	25,666,911	1,923,109
Net increase (decrease) in unrealized appreciation on investments	(63,711,065)	5,355,406	763,033	(6,791,394)	3,436,812	(72,542,140)	14,493,872	(56,547)
Brokerage commissions and fees	(13,753,662)	(205,978)	(520,725)	(252,116)	(2,154,822)	(3,683,095)	(411,391)	(117,463)
Net gain (loss) on investments	(115,445,389)	1,380,011	941,481	(1,430,280)	21,324,359	(9,765,381)	39,749,392	1,749,099
Net income (loss)	$(115,266,472)	$1,386,749	$941,327	$(1,431,856)	$21,066,177	$(10,016,657)	$39,747,451	$1,746,446

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

*** For the period from January 1, 2012 to May 30, 2012 (date of dissolution)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which range in maturity from one to twenty-four months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis. For the three month periods ended September 30, 2013 and 2012, the total amounts recognized by GAIT with respect to its investments in Cash Assets were $102,458 and $185,718, respectively. For the nine month periods ended September 30, 2013 and 2012, the total amounts recognized by GAIT with respect to its investments in Cash Assets were $335,724 and $598,677, respectively. These amounts are included in interest income in the statements of operations and managing member allocation. At September 30, 2013 and December 31, 2012, GAIT owned approximately 4.37% and 6.02%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$779,017,518	$968,228,634
Investments in fixed income securities (cost $2,874,373,271 and $3,041,387,608, respectively)	2,874,373,271	3,041,387,608
Accrued interest receivable	8,556,351	5,989,305
Total assets	3,661,947,140	4,015,605,547

Liabilities:
Other liabilities	15,000	9,300
Total liabilities	15,000	9,300
Net assets	$3,661,932,140	$4,015,596,247

The following table summarizes the results of operations of Cash Assets for the three and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment income
Interest income	$2,331,345	$2,748,540	$6,571,736	$7,600,101
Total investment income	2,331,345	2,748,540	6,571,736	7,600,101

Expenses:
Bank fee expense	7,210	30,845	66,174	92,482
Total expenses	7,210	30,845	66,174	92,482
Net investment income	2,324,135	2,717,695	6,505,562	7,507,619
Net income	$2,324,135	$2,717,695	$6,505,562	$7,507,619

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of September 30, 2013:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $2,874,373,271)
United States
Government Bonds (cost $2,874,373,271)
U.S. Treasury 0.13% - 4.00% due 10/15/13 – 09/15/15	$2,892,491,215	$2,874,373,271	78.49%
Total Government Bonds		2,874,373,271	78.49%

Total Investments in Fixed Income Securities		$2,874,373,271	78.49%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2012:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $3,041,387,608)
United States
Government Bonds (cost $3,041,387,608)
U.S. Treasury 0.13% - 2.63% due 01/15/13 – 12/31/14	$3,025,000,000	$3,041,387,608	75.74%
Total Government Bonds		3,041,387,608	75.74%

Total Investments in Fixed Income Securities		$3,041,387,608	75.74%

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Assets
Level 2:
Fixed income securities
Government Bonds	$2,874,373,271	$3,041,387,608
Total fixed income securities	2,874,373,271	3,041,387,608
Total Level 2	2,874,373,271	3,041,387,608
Total assets	$2,874,373,271	$3,041,387,608

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

6. Fees and Related Party Transactions

Advisory Fees

For the three and nine months ended September 30, 2013 and 2012 each Class of GAIT other than Class M pays the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% and 2%, respectively, of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions (continued)

Sponsor Fees

For the nine months ended September 30, 2013 and 2012, each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate specified in the table below. This Sponsor Fee was payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the three months ended March 31, 2013 the Sponsor Fee listed below for Class 2 reflects as well a selling agent fee (the “Selling Agent Fee”) of 2%. The Selling Agent Fee compensates selling agents for initial and on-going services to the Feeder Funds.

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

Brokerage Fees

For the three and nine months ended September 30, 2012, each Class of GAIT other than Class M paid the Manager a brokerage fee (the “Brokerage Fee”) at an annual rate specified in the table below. This Brokerage Fee was payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions (continued)

Brokerage Fees (continued)

As of January 1, 2013, the Manager eliminated the Brokerage Fee and GAIT began to absorb directly all costs previously covered by the Brokerage Fee. These costs are included in the statement of operations.

Administrator’s Fee

For the nine month period ended September 30, 2013, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees incurred by GAIT for the nine month period ended September 30, 2013 were $226,120, of which $19,976 was accrued as of September 30, 2013. For the nine month period ended September 30, 2012, the administrator's fee was absorbed by the Manager in exchange for the Brokerage Fee.

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights

The following is the per unit operating performance calculation for the three month periods ended September 30, 2013 and 2012:

	Class 0	Class 2
Per unit operating performance:
Net asset value per unit, June 30, 2012	$118.77	$94.30
Net loss:
Net investment loss	(1.27)	(1.49)
Net loss on investments	(0.60)	(0.46)
Net loss	(1.87)	(1.95)
Net asset value per unit, September 30, 2012	$116.90	$92.35

Net asset value per unit, June 30, 2013	$121.13	$94.28
Net loss:
Net investment loss	(0.76)	(1.06)
Net loss on investments	(3.67)	(2.85)
Net loss	(4.43)	(3.91)
Net asset value per unit, September 30, 2013	$116.70	$90.37

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three month periods ended September 30, 2013 and 2012:

	Class 0		Class 2
	2013	2012	2013	2012

Total return before Incentive Allocation	(3.66)%	(1.57)%	(4.15)%	(2.07)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(3.66)%	(1.57)%	(4.15)%	(2.07)%

Net investment loss before Incentive Allocation	(0.63)%	(1.06)%	(1.12)%	(1.57)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.63)%	(1.06)%	(1.12)%	(1.57)%

Total expenses before Incentive Allocation	0.69%	1.31%	1.20%	1.81%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.69%	1.31%*	1.20%	1.81%*

*- The percentages above represent total gross expenses before commission reimbursements, which represent 0.20% of average members’ capital for 2012.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following is the per unit operating performance calculation for the nine month periods ended September 30, 2013 and 2012:

	Class 0	Class 2
Per unit operating performance:
Net asset value per unit, December 31, 2011	$123.17	$98.77
Net loss:
Net investment loss	(3.68)	(4.43)
Net loss on investments	(2.59)	(1.99)
Net loss	(6.27)	(6.42)
Net asset value per unit, September 30, 2012	$116.90	$92.35

Net asset value per unit, December 31, 2012	$114.88	$90.29
Net income:
Net investment loss	(2.50)	(3.33)
Net gain on investments	4.32	3.41
Net income	1.82	0.08
Net asset value per unit, September 30, 2013	$116.70	$90.37

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the nine month periods ended September 30, 2013 and 2012:

	Class 0		Class 2
	2013	2012	2013	2012

Total return before Incentive Allocation	1.58%	(5.09)%	0.09%	(6.50)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	1.58%	(5.09)%	0.09%	(6.50)%

Net investment loss before Incentive Allocation	(2.11)%	(2.99)%	(3.57)%	(4.52)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(2.11)%	(2.99)%	(3.57)%	(4.52)%

Total expenses before Incentive Allocation	2.27%	3.83%	3.73%	5.36%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	2.27%	3.83%*	3.73%	5.36%*

*- The percentages above represent total gross expenses before commission reimbursements, which represent 0.70% of average members’ capital for 2012.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees (for 2012 periods only), Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the three and nine month periods ended September 30, 2013 and 2012.

9. Subsequent Events

GAIT had subscriptions of approximately $1.2 million and redemptions of approximately $12.6 million through November 14, 2013, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

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

For the three months ended September 30, 2013 the Blended Strategies Portfolio’s net asset value decreased by $12,628,996 or -11.2%.  The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $375,000 or 0.3% offset by redemptions totaling $8,768,435 or -7.8% and a net loss of $4,235,561 or -3.7%, for the period.

 For the nine months ended September 30, 2013 the Blended Strategies Portfolio’s net asset value decreased $67,582,069 or -40.4%.  The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $5,616,886 or 3.3% and net income of $6,004,926 or 3.6% offset by redemptions totaling $79,473,881 or –47.3%, for the period.

  For the three months ended September 30, 2012 the Blended Strategies Portfolio’s net asset value decreased $24,032,613 or -10.7%. The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $3,602,000 or 1.6% offset by redemptions totaling $24,245,883 or -10.8% and a net loss of $3,388,730 or -1.5%, for the period.

For the nine months ended September 30, 2012 the Blended Strategies Portfolio’s net asset value decreased by $62,675,460 or -23.8%.  The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $8,804,469 or 3.3% offset by redemptions totaling $59,357,704 or -22.5% and net a loss of $12,122,225 or -4.6%, for the period.

Index
(i)	Results of Operations

The Fund’s success depends primarily upon the Manager’s ability to recognize and capitalize on market trends in the different and varied sectors of the global financial markets in which it trades.

2013 Summary

Three Months Ended September 30, 2013

For the three months ended September 30, 2013, the Blended Strategies Portfolio experienced net trading losses of $3,328,641. The trading results are attributable to the following sectors:

Agriculture / Softs	$533,363
Base metals	(509,333)
Energy	(1,605,694)
Equities	1,935,320
Foreign exchange	(3,117,035)
Long term / Intermediate rates	39,943
Precious metals	(1,201,726)
Short term rates	596,521
$(3,328,641)

The Blended Strategies Portfolio recorded a net loss for the third quarter of 2013. The losses resulted primarily from positions in commodities, including energy and metals. The portfolio also recorded losses from positions in foreign exchange, particularly as the U.S. dollar weakened versus the Japanese yen, European currencies, and commodity currencies. The portfolio recorded profits from trading U.S. and European equity indices and short term rates futures, which mitigated a portion of the overall losses for the quarter.

Brokerage, Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended September 30, 2013, Advisory Fees decreased by $663,307 or -58.2%, Brokerage Fees decreased by $1,304,776 or -100.0% and Sponsor Fees decreased by $253,651 or -44.5% in the Blended Strategies Portfolio over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio resulting from subscriptions offset by redemptions and a net loss for the period. Additionally, the Brokerage Fees were eliminated in 2013 and the Advisory Fees were reduced by 0.25% for each class of units from 2% in 2012 to 1.75% in 2013. During the same period, interest income decreased by $59,492 or -51.1%. Interest was earned on free cash at an average annualized yield of 0.25% for the three months ended September 30, 2013 compared to 0.25% for the same period in 2012.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended September 30, 2013 and 2012 the portfolio has not yet recovered previous losses. As a result, there was no Incentive Allocation for those periods.

Index
Nine Months Ended September 30, 2013

For the nine months ended September 30, 2013, the Blended Strategies Portfolio experienced net trading gains of $9,824,708 attributable to the following sectors:

Agriculture / Softs	$2,023,624
Base metals	63,891
Energy	(8,464,356)
Equities	16,340,207
Foreign exchange	124,986
Long term / Intermediate rates	(6,469,972)
Precious metals	4,252,133
Short term rates	1,954,195
$9,824,708

Blended Strategies Portfolio posted a net gain for the first three quarters of 2013. The majority of the gains were driven by trading equity index futures, particularly in the U.S., Asia and U.K.  The portfolio also recorded gains from trading precious metals, with smaller gains in agricultural/softs commodities. Losses were experienced from trading in the energy sector, with smaller losses in long term/intermediate rates futures.  These losses offset a portion of the overall year-to-date gains through the third quarter.

Brokerage, Advisory, Sponsor, and Administrator's Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the nine months ended September 30, 2013, Brokerage Fees decreased by $4,221,823 or -100.0%, Advisory Fees decreased by $1,872,727 or -50.8% and Sponsor Fees decreased by $701,793 or -38.1% in the Fund over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio resulting from subscriptions and net income offset by redemptions for the period. Additionally, the Brokerage Fees were eliminated beginning January 1, 2013 and the Advisory Fees were reduced by 0.25% for each class of units from 2% in 2012 to 1.75% in 2013. During the same period, interest income decreased by $176,817 or -47.0%. Interest was earned on free cash at an average annualized yield of 0.23% for the nine months ended September 30, 2013 compared to 0.26% for the same period in 2012.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the nine months ended September 30, 2013 and 2012 the portfolio has not yet recovered previous losses. As a result, there was no Incentive Allocation for those periods.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of September 30, 2013 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	39.7%
Base metals	(5.4)%
Energy	(31.6)%
Equities	0.2%
Foreign exchange	65.1%
Long term / Intermediate rates	(9.9)%
Precious metals	2.8%
Short term rates	39.1%
100.0%

Index
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

For the three months ended September 30, 2012, Brokerage Fees decreased by $642,429 or -33.0%, Advisory Fees decreased by $568,127 or -33.3% and Sponsor Fees decreased by $284,065 or -33.3% in the Blended Strategies Portfolio over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio resulting from subscriptions offset by redemptions and a net loss for the period. During the same period, interest income decreased by $169,369 or -59.3%. Interest was earned on free cash at an average annualized yield of 0.25% for the three months ended September 30, 2012 compared to 0.42% for the same period in 2011.

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

For the nine months ended September 30, 2012, Brokerage Fees decreased by $1,482,609 or -26.0%, Advisory Fees decreased by $1,299,106 or -26.1% and Sponsor Fees decreased by $649,555 or -26.1% in the Blended Strategies Portfolio over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio resulting from subscriptions offset by redemptions and a net loss for the period. During the same period, interest income decreased by $574,172 or -60.4%. Interest was earned on free cash at an average annualized yield of 0.26% for the nine months ended September 30, 2012 compared to 0.46% for the same period in 2011.

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

Agriculture / Softs	11.0%
Base metals	44.9%
Energy	34.9%
Equities	5.7%
Foreign exchange	20.8%
Long term / Intermediate rates	(11.7)%
Precious metals	(2.9)%
Short term rates	(2.7)%
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

Index
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

Blended Strategies Portfolio
September 30, 2013	14.48%
December 31, 2012	16.47%
September 30, 2012	17.38%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through September 30, 2013, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Presentation – Graham Alternative Investment Fund I LLC is a series Limited Liability Company under Delaware law. The financial statements and corresponding footnotes are presented solely for the Blended Strategies Portfolio, except where otherwise noted.

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

Index
Fair Value Measurement – The Fund follows U.S. GAAP for fair value measurements, which defines fair value, establishes a framework for measuring fair value and requires certain disclosures about fair value measurements. U.S. GAAP uses a three-level hierarchy for fair value measurement based on the transparency and independence of inputs used in the valuation of an asset or liability as of the measurement date. The Fund reports the fair value of its investment-related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.

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

Cash Assets – GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. The financial information of Cash Assets is included in the notes to the Financial Statements of GAIT.

Income Taxes – No provision for income taxes has been made in the Fund’s financial statements, as each member is responsible for reporting income or loss based upon the member’s respective share of the Fund’s revenues and expenses for income tax purposes.

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

Index
Item 4. Controls and Procedures

The Advisor’s Chief Operating Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2013. Based on that evaluation, the Advisor’s Chief Operating Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2013.

There were no changes to the Fund’s internal controls over financial reporting during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal controls over financial reporting.

Index
PART II. OTHER INFORMATION
Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not Required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September, 2013, the Fund issued 3,819.859 Units in exchange for $375,000 with respect to the Blended Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”). The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and Section 506 of Regulation D promulgated thereunder. All purchasers of the Units were accredited investors, as that term is defined under Section 501 of Regulation D.

The following chart sets forth the purchases of Units of the Fund.

Blended Strategies Portfolio
Total
Number of
Period (as of)	Units Issued
July 1, 2013	1,149.479
August 1, 2013	2,670.380
September 1, 2013	0.000

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosures – None

Item 5. Other Information – None

Index
Item 6. Exhibits

** 3.1	Certificate of Formation of Graham Alternative Investment Fund I LLC
* 3.2	Amendment to Certificate of Formation of Graham Alternative Investment Fund I LLC
* 4.1	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC
** 10.1	Form of Subscription Agreement
** 10.2	Form of Placement Agreement
***10.10	Safekeeping Account Agreement between Graham Cash Assets LLC and Bank of America, N.A.
31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Operating Officer)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)
32.1	Section 1350 Certification (Certification of Chief Operating Officer and Chief Financial Officer)

*	Incorporated by reference to the Fund’s Form 8-K previously filed on April 11, 2013

**	Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010

***	Incorporated by reference to the Fund’s Form 10/A previously filed on September 3, 2010

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2013	GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
BLENDED STRATEGIES PORTFOLIO

By: GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

By: /s/ Paul Sedlack
Paul Sedlack, Chief Operating Officer

By: /s/ Brian Douglas
Brian Douglas, Chief Financial Officer