Form 10-K
period 2013-12-31
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2014-03-28
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐       No ☑

Units of the Blended Strategies Portfolio with an aggregate value of $112,648,921 were outstanding and held by non-affiliates as of June 30, 2013.

As of March 1, 2014, 837,668.127 Units of the Blended Strategies Portfolio were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Item 1:   BUSINESS

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC

General Development of Business

Graham Alternative Investment Fund I LLC (“GAIF I”) is a Delaware Series Limited Liability Company established through an amendment to the certificate of formation, effective March 28, 2013.  Prior to March 28, 2013, GAIF I was organized as a Delaware Limited Liability Company which was formed on May 16, 2006.  GAIF I was formed to enable U.S. taxable investors to achieve long-term capital appreciation through professionally managed trading in both U.S. and foreign markets, primarily in futures contracts, forward currency and metals contracts, spot currency contracts and associated derivative instruments such as options and swaps.  GAIF I commenced operations on August 1, 2006.

Investors in GAIF I may invest in any or all of three different portfolios, the Blended Strategies Portfolio, the Systematic Strategies Portfolio, or the Discretionary Strategies Portfolio. The Blended Strategies Portfolio uses a systematic trading program and a discretionary trading program.  The Systematic Strategies Portfolio uses solely a systematic program. The Discretionary Strategies Portfolio uses solely a discretionary trading program. The Blended Strategies Portfolio units of interest are the only ones registered under the Securities Act of 1934, as amended, and the financial information and statements contained herein are solely with respect to that Portfolio.

GAIF I invests substantially all of its assets into three feeder funds each of which in turn invests substantially all of its assets in one or more master funds.  Assets invested in the Blended Strategies Portfolio will be invested by GAIF I in Graham Alternative Investment Trading LLC (“GAIT”), assets invested in the Systematic Strategies Portfolio will be invested by GAIF I in Graham Alternative Investment Trading II LLC (“GAIT II”), and assets invested in the Discretionary Strategies Portfolio will be invested by GAIF I in Graham Alternative Investment Trading III LLC (“GAIT III”), each of which is a Delaware limited liability company (the “Feeder Funds”).  For the purposes of this registration statement, the term “Fund” shall include each of GAIF I, the Feeder Funds and the master funds in which they invest, unless the context implies otherwise.  Graham Capital Management, L.P. (the “Manager”) is the Fund’s manager and the investment advisor to the Fund.

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

The Manager believes strongly in the importance of its ongoing research activities, particularly in the development of new trading programs, and expects to develop additional trading systems for the Fund and to modify the systems currently in use for the Fund over time.  The Manager also seeks to add new trading strategies to its discretionary programs and to modify such strategies over time.  There is no maximum number of trading programs that the Manager may see fit to include in either the Blended Strategies Portfolio, the Systematic Strategies Portfolio, or the Discretionary Strategies Portfolio, and the Manager may increase or decrease the number of programs included in each portfolio over time.  The Manager continually updates and modifies its trading programs, and may make such additions or deletions of trading programs to either the Blended Strategies Portfolio, the Systematic Strategies Portfolio, or the Discretionary Strategies Portfolio at any time– such as changes in the leverage of, or in the asset allocations to, any of the Fund’s trading programs – in its sole discretion.  The Fund is not required to provide prior, or any, notice of any such changes to investors.

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

Pursuant to the Company Agreement, GAIF I’s term will end upon the first to occur of the following:

•	December 31, 2050;

•	the withdrawal (voluntary or involuntary), bankruptcy or an assignment for the benefit of creditors or dissolution of the Manager; or

•	any date prior to December 31, 2050 on which the Manager elects to dissolve GAIF I.

GAIF I’s business constitutes only one segment for financial reporting purposes (i.e., a speculative commodity pool).  GAIF I does not engage in sales of goods or services.

As of February 28, 2014, the aggregate Net Asset Value (as defined below under “Allocation of Profit and Loss”) of the Units in GAIF I was $90,522,795. GAIF I operates on a calendar fiscal year.

Narrative Description of Business

(i)	General

GAIF I offers six classes (each a “Class”) of Units, being Class 0 Units and Class 2 Units of the Blended Strategies Portfolio, Class 0 Units and Class 2 Units of the Systematic Strategies Portfolio, and Class 0 and Class 1 Units of the Discretionary Strategies Portfolio.  As further described below under “Fees,” Class 0, Class 1, and Class 2 Units of each portfolio differ only as to their applicable fees.  Subscriptions for Units of any Class may be accepted by GAIF I as of the first business day of each month upon written notice of at least three business days prior to the last business day of the preceding month, and on such other notice and dates as the Manager may permit in its sole and absolute discretion.

Units of each Class of each portfolio are offered at their Net Asset Value per Unit as of the end of each month.  The minimum initial investment for Class 0 Units is $50,000 (this Class is primarily for “wrap fee programs”) and the minimum additional investment is $5,000.  Wrap fee programs bundle the various services provided to a client by a broker or financial advisor in a single fee arrangement rather than charging the client fees for specific transactions.  The minimum initial investment for Class 1 and Class 2 Units is $50,000 and the minimum additional investment is $5,000.  GAIF I will be continuously offered and has no limit on the maximum aggregate amount of subscriptions that may be contributed to it.

Capital contributions by a single subscriber for any Class of Units, upon acceptance of the subscriber as a member, represent a single interest in GAIF I for that subscriber’s respective Class of Units.  A Unit of each Class reflects a member’s interest in GAIF I’s net assets with respect to the Class of Units owned by the member.  Although separate Classes of Units in a portfolio are offered, all capital contributions to a particular portfolio are pooled by GAIF I and invested in GAIT, GAIT II, or GAIT III as applicable.  Units may be purchased only by investors who qualify as accredited investors under Regulation D of the Securities Act of 1933 (“Securities Act”).  The principal differences among the separate Classes of Units within the same portfolio are their fees.  Holders of Units, regardless of which Class of a portfolio they hold, participate pro rata in the profits and losses of that portfolio in proportion to the Net Asset Value of the Class and have identical rights, as members, under the Company Agreement.

(ii)	The Manager

The Manager was organized in May 1994 as a Delaware limited partnership.  The general partner of the Manager is KGT, Inc., a Delaware corporation of which Kenneth G. Tropin is the sole director and sole shareholder.  KGT, Inc. became a listed Principal of the Manager effective July 27, 1994.  The Manager has been registered as a CPO and CTA under the Commodity Exchange Act (“CEA”) and has been a member of the NFA since July 27, 1994.  As of March 1, 2014, the Manager has approximately 226 personnel and manages assets of over $7 billion.   The Manager’s principal office is located at 40 Highland Avenue, Rowayton, Connecticut 06853 and its telephone number is (203) 899-3400. An affiliate of the Manager, Graham Capital LLP, has an office in London, England.

(iii)	The Trading Program

The Fund offers three separate portfolios, each representing a different investment program:  the Blended Strategies Portfolio, the Systematic Strategies Portfolio, and the Discretionary Strategies Portfolio.  The Manager strives to combine various trading strategies within each portfolio in order to diversify the investment exposure of each portfolio and reduce its dependence on any single trading strategy.  The Manager also seeks trading strategies that have low correlation to each other in an effort to make the performance returns of each portfolio, so far as is practicable, less volatile and more consistently profitable.  The Manager’s Investment Committee, which is comprised of Kenneth G. Tropin, Paul Sedlack, Robert E. Murray, Pablo Calderini, William Pertusi, Barry S. Fox, Brian Douglas, Thomas P. Schneider, and James A. Madeiros makes decisions with respect to the selection of strategies traded on behalf of the Fund.

Biographical information regarding the members of the Investment Committee is set forth below.

Kenneth G. Tropin, 60, is the Chairman and the founder of the Manager.  In May 1994, he founded the Manager and became an Associated Person and Principal effective July 27, 1994.  Mr. Tropin is responsible for the overall management of the organization, including the investment of its proprietary trading capital.

Pablo Calderini, 49, is the Chief Investment Officer of the Manager and is responsible for the management and oversight of the discretionary trading business and portfolio managers at the Manager.  He joined the Manager in August 2010 and became an Associated Person and Principal of the Manager effective August 13, 2010.  Prior to joining the Manager, Mr. Calderini worked at Deutsche Bank from June 1997 to July 2010 where he held positions of increasing responsibility, most recently the Global Head of Equity Proprietary Trading.  Mr. Calderini commenced his career at Deutsche Bank as Global Head of Emerging Markets.  During his tenure at Deutsche Bank, Mr. Calderini also helped manage several groups across the fixed income and equity platforms, including the Global Credit Derivatives Team.  Mr. Calderini received a B.A. in Economics from Universidad Nacional de Rosario in 1987 and a Masters in Economics from Universidad del Cema in 1988, each in Argentina.

Paul Sedlack, 53, is the Chief Operating Officer, Vice Chairman, and the General Counsel of the Manager.  He joined the Manager in June 1998 and became an Associated Person of the Manager effective November 20, 1998 and a Principal on August 21, 1998.  He oversees the operation of the finance and administration departments and is also responsible for all legal and compliance matters.  Mr. Sedlack received a J.D. from Cornell Law School in 1986 and an M.B.A. in Finance in 1983 and B.S. in Engineering in 1982 from State University of New York at Buffalo.

Robert E. Murray, 53, is the Chief Executive Officer of the Manager and is responsible for the management and oversight of client services, quantitative trading, and technology and risk management at the Manager.  He joined the Manager in June 2003 and became an Associated Person and Principal of the Manager effective June 27, 2003.  Mr. Murray received a Bachelor’s Degree in Finance from Geneseo State University in 1983.

William Pertusi, 53, is the Chief Risk Officer of the Manager, responsible for identifying, monitoring and acting upon financial risks relative to financial returns in the Manager’s diverse trading strategies.  He became an Associated Person of the Manager effective July 24, 2006 and a Principal on November 28, 2006.  Prior to joining the Manager in April 2006, Mr. Pertusi held the positions of Director and Risk Manager at SAC Capital Advisors LLC, an investment management firm, from July 2004 to April 2006.  From July 2002 to July 2004, he was employed as a Portfolio Manager at SAC specializing in Mortgage Backed Securities.  Mr. Pertusi was an associated person of SAC from June 2003 to June 2006 and a principal from June 2003 to May 2005.  Mr. Pertusi received a B.S. in Electrical Engineering from Lehigh University in 1983, an M.B.A. from Harvard in 1987, and an M.S. in Mathematics from Fairfield University in 2006.

Barry S. Fox, 50, is Director of Research of the Manager.   He became an Associated Person of the Manager effective November 10, 2000 and a Principal on November 15, 2007.  Mr. Fox joined the Manager in August 2000 as a portfolio manager and developed several quantitative trading programs.  In May 2005, he joined the Manager’s Research Department,  and in October 2005 was appointed Co-Associate Director of Research. Mr. Fox was appointed Director of Research in April 2007.  Mr. Fox received a B.S. in Business Administration from State University of New York at Buffalo in 1986.

Brian Douglas, 40, C.P.A., is the Chief Financial Officer of the Manager. He became an Associated Person of the Manger effective February 1, 2013 and a Principal on April 1, 2013. In July 2004, he joined the Manager as Manager of Financial Reporting and became Director of Financial Reporting in April 2008. He received his B.A. in accounting from Western Connecticut State University in May 1996.

Thomas P. Schneider, 51, is an Executive Vice President and the Chief Trader of the Manager.  He joined the Manager in June 1994 and became an Associated Person of the Manager effective September 12, 1994 and a Principal on November 30, 1995.  He is responsible for managing the Manager’s quantitative futures and foreign exchange trade execution, including all of its core and short term quantitative trading strategies, and developing and maintaining relationships with independent executing brokers and futures commission merchants (“FCMs”).  Mr. Schneider graduated from the University of Notre Dame in 1983 with a B.B.A. in Finance and received his Executive M.B.A. from the University of Texas at Austin in 1997.

James A. Medeiros, 40, is a Senior Managing Director of the Manager responsible for the firm’s Investor Relations group. He joined the Manager in July 2009 and became an Associated Person of the Manager effective July 21, 2009 and a Principal on February 7, 2013. Prior to joining the Manager, Mr. Medeiros was a member of the Investor Relations group at Moore Capital Management, L.P., a hedge fund manager, from August 2003 to July 2009, where he managed relationships with a wide variety of institutional and private clients. Mr. Medeiros received a Bachelor of Science from the Edmund A. Walsh School of Foreign Service at Georgetown University in 1996, and received an M.B.A. from the Wharton School at the University of Pennsylvania in 2003.

The discretionary traders for any discretionary investment strategy selected to trade on behalf of the Fund make the trading decisions for that discretionary strategy.  The Manager has developed sophisticated proprietary software to study optimal portfolio weighting strategies and the effect of specific markets on the performance, risk, correlation and volatility characteristics of each of its trading strategies.  As a result, the weighting or leverage that a trading strategy uses in each market may change to address changes in market conditions.   With such software, the Manager devotes considerable attention to risk management at the portfolio level in an effort to ensure balance between markets and that the overall leverage used by each portfolio is consistent with the Manager’s overall views on risk.  The Manager’s objective in forming the investment program of each portfolio is to provide the portfolio with significant potential for capital appreciation in both rising and falling markets and during expanding or recessionary economic cycles.  Currently, the Blended Strategies Portfolio allocates 50% of its assets to the Manager’s Discretionary Trading Program (“DTP”) and 50% of its assets to the Manager’s Systematic Trading Program (“K4D”), but the Manager may alter these allocations to DTP and the K4D Program at any time within its sole discretion.  The Systematic Strategies Portfolio allocates 100% of its assets to the Manager’s K4D Program, but the Manager may over time add other systematic trading programs to the Systematic Strategies Program. The Discretionary Strategies Portfolio allocates 100% of its assets to the Manager’s Discretionary Strategies Program.

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

Bolsa de Mercadorias and Futuros
Borsa Italiana Idem
Eurex Exchange
EURONEXT/London International Financial Futures and Options Exhcnage
EURONEXT/Paris MONEP
European Options Exchange
Hong Kong Exchanges and Clearing Ltd.
Intercontinental Exchange
London Metal Exchange Ltd.
Montreal Exchange
Osaka Securities Exchange
Singapore Exchange Ltd.
South African Exchange
Stockholm Stock Exchange
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

In addition to exchange-traded futures contracts and swaps, the Fund trades spot and forward contracts on foreign currencies and, to a lesser degree, OTC swap and derivatives contracts, currently the only non-CFTC regulated instruments the Fund anticipates trading. The Manager estimates that 20-60% of the Fund’s trades for each portfolio may be in forward contracts and 5-15% in swap contracts, but depending on market conditions, the percentage of each portfolio’s trades constituted by forward or swap contracts may fall substantially outside that range. Bank of America, N.A. currently serves as the Fund’s primary counterparty for foreign currency forward transactions. All of the Fund’s assets, funds, securities, and other property held by Bank of America, N.A. as a Fund counterparty, and any other bank or broker-dealer acting as a foreign currency forward counterparty or OTC swap counterparty of the Fund are held as security or collateral for the Fund’s obligations to such entity.  As the forward and OTC swap markets currently are unregulated, the Fund bears additional risks (e.g., the credit risk of trading with counterparties) not present in exchange-traded futures and swaps trading. Under the Dodd–Frank Wall Street Reform and Consumer Protection Act, the CFTC, sometimes together with the Securities and Exchange Commission (the “SEC”), has enacted regulations to govern these contracts and requires many of them to be cleared through an exchange or clearinghouse.

The Manager determines, in its sole and absolute discretion, the amount of distributions, if any, to be made by the Fund.  It is expected that dividends ordinarily will not be paid and that all portfolio earnings will be retained for reinvestment (subject to the redemption privilege).

Fees

(i)	Advisory Fee

Pursuant to the Company Agreement, each Class of the Blended Strategies Portfolio and Systematic Strategies Portfolio of the Fund pays the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class.  Each Class of the Discretionary Strategies Portfolio of the Fund pays the Manager an Advisory Fee of 2.25%. For purposes of calculating the Advisory Fee, the Net Asset Value of each Class equals the total fair market value of the assets of the Fund attributable to that Class less the liabilities of the Fund attributable to that Class.  Profits and losses are allocated among the Classes in proportion to their respective Net Asset Values (before accrual of the Sponsor Fee and the Incentive Allocation set forth below).  The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month (before giving effect to any redemptions as of the last business day of the month and subscriptions as of the beginning of the next business day, and before deduction or accrual of fees payable to the Manager and the Incentive Allocation).  If the Company Agreement is terminated as of a date other than the last business day of a month, the Advisory Fee will be prorated through the termination date.

(ii)	Sponsor Fee

Each Class 0 of the Fund pays the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of 0.75% of its Net Asset Value, each Class 1 of the Fund pays the Manager a Sponsor fee at an annual rate of 1.75% of its Net Asset Value, and each Class 2 of the Fund pays the Manager a Sponsor Fee and an annual rate of 2.75% of its Net Asset Value, in each case payable monthly in arrears, determined in the same manner as the Advisory Fee.

(iii)	Incentive Allocation

Each Class of Blended Strategies Portfolio and the Systematic Strategies Portfolio of the Fund bears a quarterly Incentive Allocation, payable to the Manager as of the end of each calendar quarter, equal to 20% of the net profits of the Class for the quarter, subject to a “loss carryforward” provision.  Each Class of Discretionary Strategies Portfolio of the Fund bears a quarterly Incentive Allocation, payable to the Manager as of the end of each calendar quarter, equal to 25% of the net profits of the Class for the quarter, subject to a “loss carryforward” provision. The loss carryforward provision generally provides that the Manager will not receive an Incentive Allocation in respect of the Class for a calendar quarter to the extent that the Class experiences net loss since the last calendar quarter for which an Incentive Allocation was earned and such loss has not been recouped through subsequent net profits. The Incentive Allocation is calculated and paid as follows:  At the end of each calendar quarter, the Incentive Allocation is deducted from the Net Asset Value of each Class and credited to the Capital Account of the Manager in the Feeder Funds, in an amount equal to 20% of New High Net Trading Profits (as defined below) with respect to each class of the Blended Strategies Portfolio and the Systematic Strategies Portfolio for such period, and in an amount equal to 25% of New High Net Trading Profits with respect to each class of the Discretionary Strategies Portfolio for such period. “New High Net Trading Profits” for any Class for any quarter shall mean the Net Capital Appreciation (which includes unrealized gains and losses and interest income and expense, less all accrued debts, liabilities and obligations of the Class (but before any accrual for the Incentive Allocation) for such period) for the quarter minus the Carryforward Loss (as defined below), if any, as of the beginning of the quarter, for such Class. The “Carryforward Loss” shall be increased as of the end of each calendar quarter by the amount of any Net Capital Depreciation with respect to such Class during the quarter then ended, and shall be decreased (but not below zero) as of the end of each calendar quarter by the amount of any Net Capital Appreciation with respect to such Class during the quarter then ended. In addition, the Carryforward Loss for a Class for any calendar quarter shall be proportionately reduced effective as of the date of redemption of any Units of such Class by multiplying (i) the Carryforward Loss for such Class immediately prior to such redemption by (ii) the ratio that the amount of assets redeemed from such Class bears to the Net Assets of such Class immediately prior to such redemption. The Carryforward Loss of a Class must be recouped before any subsequent Incentive Allocation can be made to the Manager. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed on any date not the end of a calendar quarter, as if the date of redemption were the end of a calendar quarter and the Incentive Allocation shall only be deducted with respect to such redeemed Units.

A portion of any of the above fees (including the Incentive Allocation) may be paid by the Manager to third parties as compensation for offering or selling activities in connection with the Fund.

Reporting

The Fund is required to furnish annual reports to its members containing financial statements examined by the Fund’s independent registered public accounting firm.  The Fund is also required to provide members with monthly performance updates.

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

Class 0 of the Fund has been operating since August 1, 2006, and Class 2 since November 1, 2007 with respect to its original portfolio, now the Blended Strategies Portfolio. Moreover, DTP became a part of the Blended Strategies Portfolio as of August 2008.  The Systematic Strategies Portfolio commenced actual trading as of January 1, 2009. The Discretionary Strategies Portfolio commenced actual trading as of June 1, 2013. There can be no assurance that any portfolio of the Fund will achieve its investment objective.

Futures and Options Trading Is Speculative and Volatile.  Futures and options prices are highly volatile. Such volatility may lead to substantial risks and returns, generally much larger than in the case of equity or fixed-income investments.  Price movements for futures are influenced by, among other things: changing supply and demand relationships; weather; agricultural, trade, fiscal, monetary, and exchange control programs and policies of governments; macro political and economic events and policies; changes in national and international interest rates and rates of inflation; currency devaluations and revaluations; and emotions of other market participants.  None of these factors can be controlled by the Fund and no assurance can be given that the Manager’s advice will result in profitable trades for a participating customer or that a customer will not incur substantial losses.  With respect to the Blended Strategies Portfolio and the Discretionary Strategies Portfolio, the master funds included in DTP may purchase and write options.  The purchaser of an option is subject to the risk of losing the entire purchase price of the option, while the writer of an option is subject to an unlimited risk of loss, namely the risk of loss resulting from the difference between the premium received for the option and the price of the futures contract or other asset underlying the option which the writer must purchase or deliver upon exercise of the option.  Thus, an investment in the Fund is suitable only for those investors with speculative capital who understand the risks of futures and options markets.

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

The Unregulated Nature of the Swaps and Derivatives Markets Creates Counterparty Risks that Do Not Exist in Futures Trading on Exchanges.  The Fund may enter into swap contracts and related derivatives agreements with various counterparties.  Certain swaps and other forms of derivatives instruments currently are not guaranteed by an exchange or its clearing house or regulated by any U.S. or foreign governmental authorities.  Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions.  The default of a party with which the Fund has entered into an OTC swap or other derivative may result in the loss of unrealized profits and force the Fund to cover its resale commitments, if any, at the then current market price.  It may not be possible to dispose of or close out an OTC swap or other derivative position without the consent of the counterparty, and the Fund may not be able to enter into an offsetting contract in order to be able to cover its risk.

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

The Trading Programs Used by Each Portfolio May Be Changed Without Notice to Investors.  The Manager continuously updates and changes its trading programs as a result of its ongoing research efforts and in response to changing market conditions.  The Manager also expects to develop and implement new trading programs from time to time.   The Manager may make additions or deletions of trading programs used by either the Blended Strategies Portfolio, the Systematic Strategies Portfolio, or the Discretionary Strategies Portfolio at any time, and may make additions, deletions or any other changes to its trading programs used by either portfolio  – such as changes in the amount of leverage of, or in the allocations of assets to, any of the trading programs used by either portfolio  – at any time as determined by the Manager in its sole discretion.  The Manager is not required to provide prior, or any, notice to investors of any such changes.  As a result, the descriptions of the trading programs of each portfolio in the Fund’s offering materials may not at any particular time fully or accurately describe the trading programs being used by each portfolio.

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

The Manager Manages Other Accounts.  The Manager acts as general partner or trading manager to investment funds and other managed accounts that have investment objectives and methodologies similar to those of the Fund.  As of March 1, 2014, the Manager acts as general partner or trading manager to 24 investment funds or managed accounts to which outside investors contribute capital, including the Funds.  Of these, 24 investment funds or managed accounts, 17 employ a systematic trading program identical to, or substantially similar to, that traded for the Systematic Strategies Portfolio and 7 employ a discretionary trading program similar to DTP, differing primarily in that they trade securities. The Manager may also receive higher fees for managing certain of these accounts. The Manager and its principals may trade for their own accounts in the same markets in which the Fund trades and such accounts may take positions that are opposite, or ahead of, positions taken for the Fund.  Fund investors will not be permitted to inspect the records of such proprietary accounts or the written policies related to such trading. The Manager and its principals also may manage other accounts in the future. All of the above accounts may compete with the Fund for the same positions.  All of the foregoing accounts may be aggregated for purposes of determining applicable position limits, and may take the same or different positions as the Fund.

With respect to the discretionary strategies traded for DTP, all of the Manager’s trading for each discretionary strategy is conducted through a single master fund for each such strategy or sub strategy.  This structure eliminates the need for trade allocation procedures, which would otherwise be the case if trading for each strategy was conducted for multiple accounts.  The Manager closely reviews the capacity levels of each master fund traded for DTP to ensure that all funds that utilize DTP or a trading program similar to DTP can invest in the master funds at the levels designated by the Investment Committee.  To date, the master funds have not experienced capacity limits that would impact the operations of the funds that invest in them; however, no assurance can be given that in the future one or more master funds will not experience capacity limits, which would require the Manager to limit the participation of one or more funds in the affected master funds.

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

Item 3:  LEGAL PROCEEDINGS

There are no material legal proceedings pending, on appeal or concluded to which the Fund is a party or to which any of its assets is subject.  There have been no material legal proceedings pending, on appeal or concluded against the Manager or any of its principals, directors or executive officers within the past five years.

Item 4:  MINE SAFETY DISCLOSURES

Not applicable.

Item 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market information

There is no public market for the Units, and none is likely to develop.  Units may be redeemed subject to the conditions of the Company Agreement.  Units may not be assigned or otherwise transferred except as permitted under the Company Agreement and as such may not be sold by investors pursuant to Rule 144 of the Securities Act of 1933, as amended.

(b)	Holders

As of March 1, 2014, there were 284 holders of Class 0 Units and 248 holders of Class 2 Units of the Blended Strategies Portfolio.

(c)	Dividends

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

For the three months ended December 31, 2013, the Fund issued 7,420.678 Units in exchange for $847,496 with respect to the Blended Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act.  The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Units of the Fund.

Blended Strategies Portfolio Total Number of Units Purchased
Period (as of)
October 1, 2013	2,919.598
November 1, 2013	3,498.120
December 1, 2013	1,002.960

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

For the year ended December 31, 2013 the Fund’s net asset value decreased by $68,826,861 or -41.0%. This decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $6,464,382 or 3.8% and net income of $15,037,552 or 9.0% offset by redemptions totaling $90,328,795 or -53.8%, for the period.

For the year ended December 31, 2012 the Fund’s net asset value decreased by $96,057,124 or -36.4%.  This decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $10,464,469 or 4.0% offset by redemptions totaling $90,162,741 or -34.2% and net a loss of $16,358,852 or -6.2%, for the period.

(i)          Results of Operations

The Fund’s success depends primarily upon the Manager’s ability to recognize and capitalize on market trends in the different and varied sectors of the global financial markets in which it trades.

Blended Strategies Portfolio

2013 Summary

For the year ended December 31, 2013, the Blended Strategies Portfolio experienced net trading gains of $19,748,237 attributable to the following sectors:

Agriculture / Softs	$2,813,662
Base Metals	(47,633)
Energy	(8,471,011)
Equities	18,338,368
Foreign Exchange	6,770,677
Long Term / Intermediate Rates	(6,117,669)
Precious Metals	4,439,337
Short Term Rates	2,022,506
$19,748,237

The portfolio posted a net gain for 2013. The majority of the gains resulted from long positions in global trading equity index futures, particularly in the U.S. and Asia. The portfolio also recorded gains from trading foreign exchange, most notably from a weaker Japanese yen versus the U.S. dollar. Smaller gains from positions in precious metals, agricultural and soft commodities also contributed positively to performance. Smaller losses from trading in energy and long term / intermediate rates futures offset a portion of the overall gain for 2013.

Brokerage, Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the year ended December 31, 2013, Brokerage Fees decreased by $5,302,779 or -100.0%, Advisory Fees decreased by $2,358,673 or -51.0% and Sponsor Fees decreased by $866,307 or -37.5% in the Blended Strategies Portfolio over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio resulting from subscriptions offset by redemptions and a net loss for the period. Additionally, the Brokerage Fees were eliminated beginning January 1, 2013 and the Advisory Fees were reduced by 0.25% for each class of units from 2% in 2012 to 1.75% in 2013. During the same period, interest income decreased by $216,980 or -46.2%.  Interest was earned on free cash at an average annualized yield of 0.24% for the year ended December 31, 2013 compared to 0.26% for the year ended December 31, 2012.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the years ended December 31, 2013 and 2012, the portfolio has not yet recovered previous losses. As a result, there was no Incentive Allocation for those years.

The following table illustrates the sector distribution of the Blended Strategies Portfolio’s investments in Master Funds as of December 31, 2013 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	13.3%
Base Metals	(5.7)%
Energy	(3.2)%
Equities	56.3%
Foreign Exchange	1.8%
Long Term / Intermediate Rates	23.2%
Precious Metals	8.6%
Short Term Rates	5.7%
100.0%

2012 Summary

For the year ended December 31, 2012, the Blended Strategies Portfolio experienced net trading losses of $4,538,505 attributable to the following sectors:

Agriculture / Softs	$(3,498,820)
Base Metals	(5,631,710)
Energy	283,552
Equities	2,876,178
Foreign Exchange	(1,399,830)
Long Term / Intermediate Rates	3,404,037
Precious Metals	(2,125,882)
Short Term Rates	1,553,970
$(4,538,505)

The portfolio posted a net loss for 2012. The majority of the losses were recorded from trading in the commodity complex, particularly in metals and agricultural commodities. The portfolio also recorded losses in foreign exchange, as profits from trading the Japanese yen as it declined sharply versus the U.S. dollar toward year-end could not offset losses from earlier in the year. The portfolio recorded profits from trading European, Asian and Australian bond futures with additional gains from trading European and U.S. stock index futures as prices rallied during the year resulting in profits in the equities and long term / intermediate rates sectors. The portfolio also experienced small profits in the energy markets.

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

A portion of the assets of each portfolio is generally held as cash or cash equivalents, which are used to margin the Fund’s investments.  It is expected that the average margin the Fund will be required to post to support the Fund’s trading may range between 10% and 30% of the total assets of each portfolio, which will be segregated or secured by the futures brokers in accordance with the CEA and with CFTC regulations or be maintained on deposit with over-the-counter counterparties.  In exceptional market conditions, this amount could increase.  The master funds are subject to margin calls on a constant daily and intra-day basis, whether in connection with initiating new investment positions or as a result of changes in the value of current investment positions.  These margin requirements are met through the posting of additional margin with the applicable futures broker or FX clearing broker, on an almost daily basis.  The Manager generally expresses its margin requirements for the portfolios in terms of the aggregate of the margin requirements for the underlying strategies plus the net option premium costs for the underlying strategies.  For the periods ended December 31, 2013 and December 31, 2012, the margin requirements for the Blended Strategies Portfolio was 17.61% and 16.47%, respectively.

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

Item 8: FINANCIAL STATEMENTS AND SUPPLEMTARY DATA

FINANCIAL STATEMENTS Graham Alternative Investment Fund I LLC Blended Strategies Portfolio For the years ended December 31, 2013 and 2012 with Report of Independent Registered Public Accounting Firm

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Financial Statements

Years Ended December 31, 2013 and 2012

Financial Statements – Graham Alternative Investment Trading LLC

Report of Independent Registered Public Accounting Firm

To the Manager of
Graham Alternative Investment Fund I LLC Blended Strategies Portfolio

We have audited the accompanying statements of financial condition of Graham Alternative Investment Fund I LLC Blended Strategies Portfolio (the “Fund”), as of December 31, 2013 and 2012, and the related statements of operations, changes in members’ capital and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graham Alternative Investment Fund I LLC Blended Strategies Portfolio at December 31, 2013 and 2012, and the results of its operations, changes in its members’ capital and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Stamford, CT

March 28, 2014

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Statements of Financial Condition

	December 31,
	2013	2012

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$99,045,133	$167,871,994
Redemption receivable from Graham Alternative Investment Trading LLC	3,619,464	14,897,527
Total assets	$102,664,597	$182,769,521

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$3,619,464	$14,897,527
Total liabilities	3,619,464	14,897,527

Members’ capital:
Class 0 Units (605,548.066 and 1,241,639.087 units issued and outstanding at $127.72 and $114.88, respectively)	77,340,803	142,637,622
Class 2 Units (220,552.039 and 279,471.807 units issued and outstanding at $98.41 and $90.29, respectively)	21,704,330	25,234,372
Total members’ capital	99,045,133	167,871,994
Total liabilities and members’ capital	$102,664,597	$182,769,521

See accompanying notes.

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Statements of Operations
	Years ended December 31,
	2013	2012
Net gain (loss) allocated from investment in Graham Alternative Investment Trading LLC:
Net realized gain (loss) on investments	$17,936,766	$(6,080,397)
Net increase in unrealized appreciation on investments	1,811,471	1,541,892
Brokerage commissions and fees	(729,469)	-
Net gain (loss) allocated from investment in Graham Alternative Investment Trading LLC	19,018,768	(4,538,505)

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	252,782	469,762

Expenses:
Brokerage fees	-	5,302,779
Advisory fees	2,265,702	4,624,375
Sponsor fees	1,445,880	2,312,187
Professional fees and other	353,727	50,768
Administrator’s fees	168,689	-
Total expenses	4,233,998	12,290,109
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(3,981,216)	(11,820,347)
Net income (loss)	$15,037,552	$(16,358,852)

See accompanying notes.

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Statements of Changes in Members’ Capital

Years ended December 31, 2013 and 2012

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2011	1,814,039.586	$223,427,719	410,047.431	$40,501,399	$263,929,118
Subscriptions	60,627.102	7,385,929	31,890.491	3,078,540	10,464,469
Redemptions	(633,027.601)	(74,771,511)	(162,466.115)	(15,391,230)	(90,162,741)
Net loss	–	(13,404,515)	–	(2,954,337)	(16,358,852)
Members’ capital, December 31, 2012	1,241,639.087	$142,637,622	279,471.807	$25,234,372	$167,871,994
Subscriptions	46,891.731	5,700,000	8,179.479	764,382	6,464,382
Redemptions	(682,982.752)	(83,982,983)	(67,099.247)	(6,345,812)	(90,328,795)
Net income	–	12,986,164	–	2,051,388	15,037,552
Members’ capital, December 31, 2013	605,548.066	$77,340,803	220,552.039	$21,704,330	$99,045,133

See accompanying notes.

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Statements of Cash Flows

	Years Ended December 31,
	2013	2012
Cash flows provided by operating activities
Net income (loss)	$15,037,552	$(16,358,852)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (income) loss allocated from investment in Graham Alternative Investment Trading LLC	(15,037,552)	16,358,852
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	101,606,858	83,828,408
Investments in Graham Alternative Investment Trading LLC	(6,464,382)	(10,464,469)
Net cash provided by operating activities	95,142,476	73,363,939

Cash flows used in financing activities
Subscriptions	6,464,382	10,464,469
Redemptions	(101,606,858)	(83,828,408)
Net cash used in financing activities	(95,142,476)	(73,363,939)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of year	–	–
Cash and cash equivalents, end of year	$–	$–

See accompanying notes.

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Financial Statements

December 31, 2013

1. Organization and Business

The Blended Strategies Portfolio (the “Fund”) is a series of Graham Alternative Investment Fund I LLC (“GAIF I”), a Delaware Series Limited Liability Company established through an amendment to the certificate of formation, effective March 28, 2013. GAIF I has two other series in addition to the Fund, Systematic Strategies Portfolio and Discretionary Strategies Portfolio. Prior to March 28, 2013, GAIF I was organized as a Delaware Limited Liability Company which was formed on May 16, 2006 and commenced operations on August 1, 2006. Comparative information contained within these financial statements for periods prior to March 28, 2013 represent the data pertaining solely to the Blended Strategies Portfolio. GAIF I is registered as a commodity pool with the U.S. Commodity Futures Trading Commission.

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

The Fund offers investors Class 0 and Class 2 shares. The Fund invests all of its assets dedicated to trading in Graham Alternative Investment Trading LLC (“GAIT”), a Delaware LLC which was formed on May 18, 2006 and commenced operations on August 1, 2006. GAIT invests in various master trading vehicles (“Master Funds”), all of which are managed by Graham Capital Management, L.P. (the “Advisor” or “Manager”). The Manager is the manager and the sole investment advisor of GAIT and the Fund. The Manager is registered as a Commodity Pool Operator and Commodity Trading Advisor with the U.S. Commodity Futures Trading Commission and is a member of the National Futures Association. The Manager is also registered as a Registered Investment Advisor with the Securities and Exchange Commission. The Fund’s Units are registered under the Securities Exchange Act of 1934.

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

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

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

GAIT charges its investors, including the Fund, an advisory fee, administrator’s fee, brokerage fee (for 2012 periods only), sponsor fee and incentive allocation, all of which are described in detail in Note 4. The Fund does not charge any additional fees; however each investor in the Fund indirectly bears a portion of the advisory fee, brokerage fee, sponsor fee, administrator’s fee, and incentive allocation charged by GAIT.

At December 31, 2013 and December 31, 2012, the Fund owned 54.85% and 63.27%, respectively of GAIT.

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

Blended Strategies Portfolio

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

In accordance with this hierarchy, the Fund’s investment in GAIT has been classified as a Level 2 valuation. There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2013 or 2012 by the Fund, GAIT, or the Master Funds, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-08, Financial Services – Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). The amendments in ASU 2013-08 change the approach in determining whether an entity is an investment company and provides comprehensive implementation guidance for that assessment. Under ASU 2013-08, entities regulated under the Investment Company Act of 1940 will automatically qualify as investment companies while unregistered entities are required to have certain fundamental characteristics and should consider other typical characteristics to qualify as an investment company. ASU 2013-08 also includes certain disclosure requirements for investment companies. The guidance is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. The Manager is currently assessing the impact that this pronouncement will have on the financial statements.

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

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

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

Redemption Fees

Class 2 Units are subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Class 0 Units are not subject to a redemption fee. Redemption fees are payable to the Manager upon redemption of Units from the proceeds of such redemption. Redemption fees of $4,244 and $6,643 were paid to the Manager for the years ended December 31, 2013 and 2012, respectively, and are included as redemptions in the statements of changes in members’ capital.

4. Fees and Related Party Transactions

Advisory Fees

For the years ended December 31, 2013 and 2012, each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% and 2% respectively, of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Financial Statements (continued)

4. Fees and Related Party Transactions (continued)

Sponsor Fees

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

Brokerage Fees

For the year ended December 31, 2012, each Class of GAIT other than Class M paid the Manager a brokerage fee (the “Brokerage Fee”) at an annual rate of the Net Asset Value specified in the table below. This Brokerage Fee was payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

Class	Annual Rate

Class 0	2%
Class 2	4%

In consideration of the Brokerage Fee, the Manager assumed all of GAIT’s trading commissions (including exchange, clearing and regulatory fees relating to its trades), routine legal expenses, internal and external accounting, audit and tax preparation expenses, fees and expenses of an external or internal administrator, and expenses and costs of printing and mailing reports and notices, together with the costs incurred in connection with the organization of GAIT and the Fund and the continuous offering of Units. To the extent GAIT was allocated any of these expenses from the Master Funds in which they invested, the Manager reimbursed GAIT for those amounts. These reimbursements are included in commission reimbursements in GAIT’s statements of operations. As a result, there is no impact to the Fund’s statement of operations.

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Financial Statements (continued)

4. Fees and Related Party Transactions (continued)

Brokerage Fees (continued)

As of January 1, 2013 the Manager eliminated the Brokerage Fee and GAIT began to absorb directly all costs previously covered by the Brokerage Fee. These costs are included in professional fees and other in the statement of operations.

Administrator’s Fee

For the year ended December 31, 2013, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the year ended December 31, 2013 were $168,689. For the year ended December 31, 2012 the administrator’s fee was absorbed by the Manager in exchange for the Brokerage Fee.

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

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Financial Statements (continued)

6. Financial Highlights

The following is the per Unit operating performance calculation for the years ended December 31, 2013 and 2012:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2011	$123.17	$98.77
Net loss:
Net investment loss	(4.88)	(5.84)
Net loss on investments	(3.41)	(2.64)
Net loss	(8.29)	(8.48)
Net asset value per unit, December 31, 2012	$114.88	$90.29
Net income:
Net investment loss	(3.39)	(4.48)
Net gain on investments	16.23	12.60
Net income	12.84	8.12
Net asset value per unit, December 31, 2013	$127.72	$98.41

The following represents ratios to average members’ capital and total return for the years ended December 31, 2013 and 2012:

	Class 0		Class 2
	2013	2012	2013	2012

Total return before Incentive Allocation	11.18%	(6.73)%	8.99%	(8.59)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	11.18%	(6.73)%	8.99%	(8.59)%

Net investment loss before Incentive Allocation	(2.81)%	(3.96)%	(4.76)%	(5.91)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(2.81)%	(3.96)%	(4.76)%	(5.91)%

Total expenses before Incentive Allocation	3.02%	5.13%	4.96%	7.18%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	3.02%	5.13%	4.96%	7.18%

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Financial Statements (continued)

6. Financial Highlights (continued)

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total members’ capital adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees (for 2012 only), Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital for Class 0 and Class 2 Units of the Fund for the years ended December 31, 2013 and 2012.

7. Subsequent Events

The Fund had subscriptions of approximately $2.7 million and redemptions of approximately $1.3 million from January 1, 2014 through March 28, 2014, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

FINANCIAL STATEMENTS

Graham Alternative Investment Trading LLC
Years Ended December 31, 2013 and 2012
with Report of Independent Registered Public Accounting Firm

Graham Alternative Investment Trading LLC

Financial Statements

Years Ended December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Manager of
Graham Alternative Investment Trading LLC

We have audited the accompanying statements of financial condition of Graham Alternative Investment Trading LLC (the “Fund”), including the condensed schedules of investments as of December 31, 2013 and 2012, and the related statements of operations and incentive allocation, changes in members’ capital and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graham Alternative Investment Trading LLC at December 31, 2013 and 2012, and the results of its operations, changes in its members’ capital and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Stamford, CT

March 28, 2014

Graham Alternative Investment Trading LLC

Statements of Financial Condition

	December 31,
	2013	2012
Assets
Investments in Master Funds, at fair value	$33,759,212	$47,870,899
Investment in Graham Cash Assets LLC, at fair value	153,099,740	241,839,538
Accrued commission reimbursements	-	165,510
Receivable from Master Funds	2,695	1,856
Total assets	$186,861,647	$289,877,803

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$5,589,666	$23,262,309
Accrued brokerage fees	-	568,525
Accrued advisory fees	276,022	489,673
Accrued sponsor fees	187,789	244,837
Accrued professional fees	203,102	-
Accrued administrator’s fee	20,714	-
Payable to Master Funds	7,249	6,476
Total liabilities	6,284,542	24,571,820

Members’ capital:
Class 0 Units (1,093,036.786 and 1,922,696.211 units issued and outstanding at $127.72 and $114.88 per unit, respectively)	139,603,019	220,876,439
Class 2 Units (407,013.551 and 483,129.319 units issued and outstanding at $98.41 and $90.29 per unit, respectively)	40,053,854	43,623,249
Class M Units (4,671.470 and 4,671.470 units issued and outstanding at $196.99 and $172.60 per unit, respectively)	920,232	806,295
Total members’ capital	180,577,105	265,305,983
Total liabilities and members’ capital	$186,861,647	$289,877,803

See accompanying notes.

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	December 31, 2013		December 31, 2012
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$11,687,704	6.47%	$16,324,504	6.15%
Graham Global Monetary Policy LLC	5,538,724	3.07%	7,258,710	2.74%
Graham K4D Trading Ltd.	16,532,784	9.16%	24,287,685	9.15%
Total investments in Master Funds	$33,759,212	18.70%	$47,870,899	18.04%

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Operations and Incentive Allocation

	Years Ended December 31,
	2013	2012
Net gain (loss) allocated from investments in Master Funds:
Net realized gain (loss) on investments	$28,182,175	$(9,664,083)
Net increase in unrealized appreciation on investments	3,922,881	2,266,309
Brokerage commissions and fees	(1,227,726)	(3,239,602)
Net gain (loss) allocated from investments in Master Funds	30,877,330	(10,637,376)

Net investment loss allocated from investments in Master Funds	(36,478)	(48,406)

Investment income:
Interest income	432,020	747,456

Expenses:
Brokerage fees	-	8,496,466
Advisory fees	3,848,116	7,342,658
Sponsor fees	2,496,622	3,671,329
Administrator’s fee	287,598	-
Professional fees and other	543,721	32,849
Commission reimbursements	-	(3,239,602)
Total expenses	7,176,057	16,303,700
Net investment loss of the Fund	(6,744,037)	(15,556,244)

Net income (loss)	24,096,815	(26,242,026)

Incentive allocation	–	–

Net income (loss) available for pro-rata allocation to all members	$24,096,815	$(26,242,026)

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Changes in Members’ Capital

For the years ended December 31, 2013 and 2012

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2011	2,827,795.124	$348,287,779	688,937.679	$68,048,075	4,671.470	$822,214	$417,158,068
Subscriptions	171,874.373	20,965,683	60,152.303	5,776,644	–	–	26,742,327
Redemptions	(1,076,973.286)	(127,109,507)	(265,960.663)	(25,242,879)	–	–	(152,352,386)
Incentive allocation	–	–	–	–	–	–	–
Net loss	–	(21,267,516)	–	(4,958,591)	–	(15,919)	(26,242,026)
Members’ capital, December 31, 2012	1,922,696.211	$220,876,439	483,129.319	$43,623,249	4,671.470	$806,295	$265,305,983
Subscriptions	63,264.868	7,665,000	27,083.952	2,527,183	–	–	10,192,183
Redemptions	(892,924.293)	(109,298,218)	(103,199.720)	(9,719,658)	–	–	(119,017,876)
Incentive allocation	–	–	–	–	–	–	–
Net income	–	20,359,798	–	3,623,080	–	113,937	24,096,815
Members’ capital, December 31, 2013	1,093,036.786	$139,603,019	407,013.551	$40,053,854	4,671.470	$920,232	$180,577,105

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Cash Flows

	Years Ended December 31,
	2013	2012
Cash flows provided by operating activities
Net income (loss)	$24,096,815	$(26,242,026)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (income) loss allocated from investments in Master Funds	(30,840,852)	10,685,782
Net income allocated from investment in Graham Cash Assets LLC	(432,020)	(747,456)
Proceeds from sale of investments in Master Funds	304,992,565	577,349,465
Proceeds from sale of investments in Graham Cash Assets LLC	306,269,825	574,565,811
Investments in Master Funds	(260,040,092)	(547,981,406)
Investments in Graham Cash Assets LLC	(217,098,007)	(470,850,145)
Changes in assets and liabilities:
Accrued commission reimbursements	165,510	166,210
Accrued brokerage fees	(568,525)	(284,026)
Accrued advisory fees	(213,651)	(244,538)
Accrued sponsor fees	(57,048)	(122,269)
Accrued professional fees	203,102	-
Accrued administrator’s fee	20,714	-
Net cash provided by operating activities	126,498,336	116,295,402

Cash flows used in financing activities
Subscriptions	10,192,183	26,742,327
Redemptions	(136,690,519)	(143,037,729)
Net cash used in financing activities	(126,498,336)	(116,295,402)

Net change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$-	$-

Supplemental disclosure of non cash operating activities

Investments and proceeds related to investments in liquidated Master Funds consolidated into Graham Commodity Strategies LLC not included above: $1,362,929 for the year ended December 31, 2012 (See Note 2).

See accompanying notes.

Graham Alternative Investment Trading LLC

Notes to Financial Statements

December 31, 2013

1. Organization and Business

Graham Alternative Investment Trading LLC (“GAIT”) was formed on May 18, 2006, commenced operations on August 1, 2006 and is organized as a Delaware Limited Liability Company. Graham Capital Management, L.P. (the “Managing Member” or “Manager”) is the Managing Member and the sole investment advisor. The Managing Member is registered as a Commodity Pool Operator and Commodity Trading Advisor with the U.S. Commodity Futures Trading Commission and is a member of the National Futures Association. The Managing Member is also registered as a Registered Investment Advisor with the Securities and Exchange Commission. GAIT is registered as a commodity pool with the U.S. Commodity Futures Trading Commission.

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

Graham Alternative Investment Fund I LLC Blended Strategies Portfolio, Graham Alternative Investment Fund II LLC Blended Strategies Portfolio, and Graham Alternative Investment III Ltd. are the primary investors of GAIT.

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

Investments in Master Funds

GAIT invests in various Master Funds which are managed by the Managing Member. These investments are valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of the Master Funds’ reported net asset values. Gains and losses are allocated monthly by each Master Fund to GAIT based upon GAIT’s proportionate share of the net asset value of each Master Fund and are included in the statements of operations and incentive allocation.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Investments in Master Funds (continued)

During the year ended December 31, 2012 certain Master Funds in which GAIT invested consolidated their assets under Graham Commodity Strategies LLC, then ceased operations and were dissolved. The amount of assets that were transferred in-kind in connection with this consolidation totaled $1,362,929. The dates of the consolidations and dissolutions were as follows:

Master Fund	Consolidation Date	Dissolution Date
Graham Fed Policy Ltd.	May 29, 2012	October 23, 2012
Graham Energy Fundamental LLC	May 29, 2012	October 1, 2012
Graham Macro Directional LLC	May 30, 2012	October 1, 2012
Graham Macro Technical Ltd.	May 30, 2012	October 23, 2012

Fair Value

The fair value of GAIT’s assets and liabilities, which qualify as financial instruments under U.S. GAAP, approximates the carrying amounts presented in the statements of financial condition. Changes in these carrying amounts are included in the statements of operations and incentive allocation.
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

In accordance with this hierarchy, GAIT’s investments in Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been classified as Level 2. These investments are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2013 and 2012 by GAIT, the Master Funds, or Cash Assets, and there were no transfers between levels during those years. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

Swap Contracts

The Master Funds may enter into various swap contracts in an attempt to take advantage of changes in interest rates and asset values. Exchange traded interest rate swap contracts are executed on an exchange which requires margin deposits with a Central Clearing Counterparty (“CCP”). Subsequent payments are made or received by the Master Funds each day, depending on the daily fluctuations in the value of the contract. These changes in valuation are recorded for financial statement purposes as unrealized gains or losses by the Master Funds. Relative to over-the-counter interest rate swap contracts, exchange traded interest rate swap contracts provide reduced counterparty risk since they are exchange-traded and the exchange’s clearinghouse guarantees against default. The Commodity Exchange Act requires a CCP to segregate all funds received from such CCP’s customers in respect of exchange traded interest rate swaps. If the CCP were not to do so to the full extent required by law, the assets of the Master Funds might not be fully protected in the event of the bankruptcy or insolvency of the CCP. In that case, the Master Funds would be limited to recovering only a pro rata share of all available funds segregated on behalf of the CCP’s combined customer accounts, even though certain property specifically traceable to the Master Funds is held by the CCP. In addition, in the event of bankruptcy or insolvency of an exchange or an affiliated clearing house, the Master Funds could experience a loss of funds deposited through its CCP as margin with such exchange or affiliated clearing house, the loss of unrealized profits on its open positions, and the loss of funds owed to it as realized profits on closed positions. All funds deposited with both U.S. and non-U.S. CCPs are included in due from brokers on the consolidated statement of financial condition. Over the counter swap contracts are not guaranteed by an exchange or an affiliated clearing house or regulated by any U.S. or foreign government authorities. Failure of a counterparty to meet its obligation under the terms of the swap contract could result in the loss of any unrealized gains on open positions. It may not be possible to dispose of or close out a swap position without the consent of the counterparty, and the Master Funds may not be able to enter into an offsetting contract in order to cover its risk. Over the counter swaps are subject to the International Swap and Derivative Association (“ISDA”) Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets, and provide limits with respect to any decline in the Master Funds’ net asset value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to the swaps could demand liquidation of outstanding swap positions.

An interest rate swap contract is an agreement that obligates two parties to exchange a series of cash flows at specified intervals based upon or calculated by reference to changes in specified prices or rates for a specified notional amount of the underlying assets. The payment flows are usually netted against each other, with the difference being paid by one party to another.

A total return swap contract is an agreement that obligates two parties to exchange cash flows calculated by reference to changes in specified prices for a specified notional amount of the underlying assets. The payment flows are usually netted against each other, with the difference being paid by one party to another.

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

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership the Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX memberships and the shares of the CME Group at fair value, as determined by the Advisor. As of December 31, 2013 and 2012 the two NYMEX memberships were valued at $440,500 and $479,000, respectively, and the 30,000 shares of CME Group were fair valued at $2,353,800 and $1,521,300, respectively, both of which are contained within CME Memberships on the Graham Commodity Strategies LLC’s consolidated statement of financial condition.

Chicago Board of Trade Membership

Graham K4D Trading Ltd. is a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat. Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of December 31, 2013 and 2012 the B-1/Full memberships were valued at $547,000 and $542,500, respectively, and the B-2/Associate memberships were valued at $87,250 and $75,000, respectively, both of which are included in CME Membership on the statement of assets and liabilities. Additionally, Graham K4D Trading Ltd. owns a Chicago Mercantile Exchange seat valued at $220,000 and $175,953 at December 31, 2013 and 2012, respectively, which is also included in CME Membership, at fair value on the statements of financial condition.

Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-08, Financial Services – Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). The amendments in ASU 2013-08 change the approach in determining whether an entity is an investment company and provides comprehensive implementation guidance for that assessment. Under ASU 2013-08, entities regulated under the Investment Company Act of 1940 will automatically qualify as investment companies while unregistered entities are required to have certain fundamental characteristics and should consider other typical characteristics to qualify as an investment company. ASU 2013-08 also includes certain disclosure requirements for investment companies. The guidance is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. The Manager is currently assessing the impact that this pronouncement will have on the financial statements.

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds

As of December 31, 2013 and 2012, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members’ capital are individually identified, while smaller investments are aggregated under the caption “Other Global Macro Funds.” The number of Master Funds included for the year in each aggregated category is disclosed parenthetically next to each name. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

December 31, 2013
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss)

Systematic Macro Funds
Graham K4D Trading Ltd.	9.16%	$16,532,784	$18,661,177

Global Macro Funds
Graham Commodity Strategies LLC	6.47%	11,687,704	8,110,442
Other Global Macro Funds (1)	3.07%	5,538,724	4,069,233
	18.70%	$33,759,212	$30,840,852

December 31, 2012
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss)

Systematic Macro Funds
Graham K4D Trading Ltd.	9.15%	$24,287,685	$(10,096,654)

Global Macro Funds
Graham Commodity Strategies LLC	6.15%	16,324,504	(9,313,441)
Other Global Macro Funds (6)	2.74%	7,258,710	8,724,313
	18.04%	$47,870,899	$(10,685,782)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of December 31, 2013:

	Graham Commodity Strategies LLC (Delaware)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$129,230,754	$102,705,866	$127,824,315
Derivative financial instruments, at fair value	80,129,304	13,304,071	41,566,974
CME membership, at fair value	2,794,300	-	854,250
Dividends receivable	64,050	-	-
Other assets	-	118	-
Total assets	212,218,408	116,010,055	170,245,539

Liabilities:
Derivative financial instruments, at fair value	-	9,593,764	-
Total liabilities	-	9,593,764	-
Net assets	$212,218,408	$106,416,291	$170,245,539

Percentage of Master Fund held by GAIT	5.51%	5.20%	9.71%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2013.

Description	Notional Amount / Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Derivative financial instruments
Long contracts
Futures
Commodity		$(53,020)	(0.02)%
Foreign bond		(336,590)	(0.16)%
Foreign index		331,430	0.16%
Interest rate		(223,204)	(0.11)%
U.S. bond		(230,703)	(0.11)%
Total futures		(512,087)	(0.24)%

Swaps
Interest rate		(1,938,332)	(0.91)%
Total swaps		(1,938,332)	(0.91)%

Forwards
Japanese Yen / U.S. dollar 01/15/14	JPY 285,467,229,820	(14,084,520)	(6.64)%
Other Japanese Yen / U.S. dollar 01/06/14 – 01/07/14		(4,784,084)	(2.25)%
Other foreign currency		12,395,703	5.84%
Total forwards		(6,472,901)	(3.05)%

Options (cost $79,741,153)
U.S. dollar / Chinese yuan 03/07/14, $6.23 Put	4	11,882,525	5.60%
U.S. dollar / Chinese yuan 03/07/14, $6.30 Put	3	12,413,547	5.85%
U.S. dollar / Chinese yuan 03/07/14 - 06/04/14, $6.10 - $6.18 Put	6	10,914,033	5.14%
Other U.S. dollar / Chinese yuan 03/07/14 - 12/31/14, $6.10 - $6.17 Put		9,123,219	4.30%
U.S. dollar / Japanese yen 01/10/14, $101 Call	2	12,299,882	5.80%
U.S. dollar / Japanese yen 04/08/14, $101 Call	1	11,919,922	5.62%
U.S. dollar / Japanese yen 04/08/14, $104 Call	1	13,654,530	6.43%
Other U.S. dollar / Japanese yen 01/17/14 - 11/10/14, $102.50 - $123.00 Call		22,120,836	10.42%
Other U.S. dollar / Japanese yen 01/02/14 - 01/06/14, $103.00 Put		29,469	0.01%
Other currency		12,463,768	5.87%
Foreign bond futures		206,193	0.10%
Foreign index futures		3,813,777	1.80%
U.S. bond futures		781,250	0.37%
U.S. index futures		3,250,000	1.53%
Total options		124,872,951	58.84%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2013.

Description	Notional Amount / Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$552,040	0.26%
Foreign bond		87,993	0.04%
Interest rate		6,976	0.00%
U.S. bond		(171,875)	(0.08)%
Total futures		475,134	0.22%

Swaps
Interest rate		360,353	0.17%
Total swaps		360,353	0.17%

Forwards
U.S. dollar / Japanese Yen 01/15/14	JPY (499,475,915,640)	33,411,262	15.74%
Other U.S. dollar / Japanese Yen 01/06/14 – 01/07/14		5,444,684	2.57%
Other foreign currency		(5,523,223)	(2.60)%
Total forwards		33,332,723	15.71%

Options (proceeds $50,564,049)
U.S. dollar / Chinese yuan 03/07/14, $6.23 Put	(4)	(11,882,525)	(5.60)%
U.S. dollar / Chinese yuan 03/07/14, $6.30 Put	(4)	(12,413,547)	(5.85)%
Other U.S. dollar / Chinese yuan 03/07/14 - 12/02/14, $5.98 - $6.17 Put		(3,500,628)	(1.65)%
U.S. dollar / Japanese yen 04/08/14, $101 Call	(1)	(11,919,922)	(5.62)%
Other U.S. dollar / Japanese yen 01/10/14 - 04/08/14, $102.50 - $114.00 Call		(20,135,817)	(9.48)%
Other currency		(9,823,598)	(4.63)%
U.S. bond		(312,500)	(0.15)%
Total options		(69,988,537)	(32.98)%

Total derivative financial instruments		$80,129,304	37.76%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2013.

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Global Monetary Policy LLC
Derivative financial instruments
Long contracts
Futures
Commodity		$128,850	0.12%
Foreign bond		802,342	0.75%
Foreign index		2,765,027	2.60%
Interest rate		(3,880,963)	(3.64)%
U.S. index		3,250,338	3.05%
Total futures		3,065,594	2.88%

Forwards
Foreign currency		3,290,191	3.09%
Total forwards		3,290,191	3.09%

Options (cost $6,242,152)
Foreign currency		2,049,584	1.93%
Total options		2,049,584	1.93%

Short contracts
Futures
Commodity		267,000	0.25%
Foreign bond		1,047,621	0.98%
Foreign index		(1,017,217)	(0.96)%
Interest rate		6,236,193	5.87%
U.S. bond		3,700,384	3.48%
Total futures		10,233,981	9.62%

Forwards
Foreign currency		(1,978,963)	(1.86)%
Total forwards		(1,978,963)	(1.86)%

Options (proceeds $21,920,475)
Euro / Swiss Franc 01/15/14 - 06/16/14, 1.20 - 1.24 Put	15	(9,180,740)	(8.63)%
Euro / Swiss Franc 01/23/14 - 03/27/14, 1.23 - 1.24 Call	9	(3,769,340)	(3.54)%
Total options		(12,950,080)	(12.17)%

Total		$3,710,307	3.49%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2013.

Description	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Derivative financial instruments
Long contracts
Futures
Commodity	$2,119,535	1.24%
Currency	338,275	0.20%
Foreign bond	(3,988,711)	(2.34)%
Foreign index	17,706,322	10.40%
Interest rate	(4,219,151)	(2.48)%
U.S. bond	(1,869,974)	(1.10)%
U.S. index	11,633,613	6.83%
Total futures	21,719,909	12.75%

Forwards
Foreign currency	3,567,368	2.10%
Total forwards	3,567,368	2.10%

Short contracts
Futures
Commodity	7,263,881	4.26%
Currency	272,861	0.16%
Foreign bond	1,615,436	0.95%
Foreign index	(2,864,926)	(1.68)%
Interest rate	316,308	0.19%
U.S. bond	3,636,948	2.14%
U.S. index	(149,710)	(0.09)%
Total futures	10,090,798	5.93%

Forwards
Foreign currency	6,188,899	3.64%
Total forwards	6,188,899	3.64%

Total	$41,566,974	24.42%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of December 31, 2013:

	Graham Commodity Strategies LLC	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.
Assets
Level 1:
U.S. bond futures	$-	$3,700,384	$3,636,948
U.S. bond futures options	781,250	-	-
Foreign bond futures	87,993	1,849,963	3,780,754
Foreign bond futures options	206,193	-	-
Foreign index futures	331,430	2,765,027	17,711,747
Foreign index futures options	3,813,777	-	-
U.S. index futures	-	3,250,338	11,633,613
U.S. index futures options	3,250,000	-	-
Commodity futures	555,340	542,100	20,981,773
Interest rate futures	6,976	6,409,614	319,692
Currency futures	-	-	706,749
Total Level 1	9,032,959	18,517,426	58,771,276

Level 2:
Foreign currency forwards	63,466,694	19,384,491	14,317,387
Foreign currency options	116,821,732	2,049,584	-
Interest rate swaps	654,860	-	-
Total Level 2	180,943,286	21,434,075	14,317,387
Total investment related assets	$189,976,245	$39,951,501	$73,088,663

Liabilities
Level 1:
U.S. bond futures	$(402,578)	$-	$(1,869,974)
U.S. bond futures options	(312,500)	-	-
Foreign bond futures	(336,590)	-	(6,154,029)
Foreign index futures	-	(1,017,217)	(2,870,351)
U.S. index futures	-	-	(149,710)
Commodity futures	(56,320)	(146,250)	(11,598,357)
Interest rate futures	(223,204)	(4,054,384)	(4,222,535)
Currency futures	-	-	(95,613)
Total Level 1	(1,331,192)	(5,217,851)	(26,960,569)

Level 2:
Foreign currency forwards	(36,606,872)	(18,073,263)	(4,561,120)
Foreign currency options	(69,676,038)	(12,950,080)	-
Interest rate swaps	(2,232,839)	-	-
Total Level 2	(108,515,749)	(31,023,343)	(4,561,120)
Total investment related liabilities	$(109,846,941)	$(36,241,194)	$(31,521,689)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at December 31, 2013 categorized by primary underlying risk and is representative of the Derivative Instruments held by the Master Funds throughout the year. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and the Fund.

	Graham Commodity Strategies LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$1,023,155	27	$(86,736,500)	(875)	$555,340	$(56,320)
	1,023,155	27	(86,736,500)	(875)	555,340	(56,320)
Equity price
Futures	27,916,083	243	-	-	331,430	-
Options(a)	242,380,248	7,250	-	-	7,063,777	-
	270,296,331	7,493	-	-	7,395,207	-
Foreign currency exchange rate
Forwards	10,443,360,550	N/A	(10,140,658,387)	N/A	63,466,694	(36,606,872)
Options(a)	3,352,679,978	55	(3,877,669,196)	(60)	116,821,732	(69,676,038)
	13,796,040,528	55	(14,018,327,583)	(60)	180,288,426	(106,282,910)
Interest rate
Futures	4,218,339,506	8,393	(417,593,882)	(2,917)	94,969	(962,372)
Options(a)	73,143,121	5,500	(93,712,500)	(4,000)	987,443	(312,500)
Swaps	1,461,834,808	7	(1,461,834,808)	(7)	654,860	(2,232,839)
	5,753,317,435	13,900	(1,973,141,190)	(6,924)	1,737,272	(3,507,711)
Total	$19,820,677,449	21,475	$(16,078,205,273)	(7,859)	$189,976,245	$(109,846,941)

Aggregate fair value of derivative instruments subject to credit-risk related contingent features						$(1,577,979)

(a) Notional amounts for options are based on the delta-adjusted positions.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at December 31, 2013 categorized by primary underlying risk and is representative of the Derivative Instruments held by the Master Funds throughout the year. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and the Fund.

	Graham Global Monetary Policy LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$23,376,150	300	$(8,683,200)	(80)	$542,100	$(146,250)
	23,376,150	300	(8,683,200)	(80)	542,100	(146,250)
Equity price
Futures	210,629,836	2,475	(38,274,091)	(2,210)	6,015,365	(1,017,217)
	210,629,836	2,475	(38,274,091)	(2,210)	6,015,365	(1,017,217)
Foreign currency exchange rate
Forwards	92,022,916,376	N/A	(38,009,941,739)	N/A	19,384,491	(18,073,263)
Options(a)	2,049,580	43	(12,950,080)	(43)	2,049,584	(12,950,080)
	92,024,965,956	43	(38,022,891,819)	(43)	21,434,075	(31,023,343)
Interest rate
Futures	3,982,239,026	14,619	(3,336,191,401)	(16,810)	11,959,961	(4,054,384)
	3,982,239,026	14,619	(3,336,191,401)	(16,810)	11,959,961	(4,054,384)
Total	$96,241,210,968	17,437	$(41,406,040,511)	(19,143)	$39,951,501	$(36,241,194)

(a) Notional amounts for options are based on the delta-adjusted positions.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at December 31, 2013 categorized by primary underlying risk and is representative of the derivative positions held by the Master Funds throughout the year. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$600,736,167	7,868	$(818,149,290)	(14,183)	$20,981,773	$(11,598,357)
	600,736,167	7,868	(818,149,290)	(14,183)	20,981,773	(11,598,357)
Equity price
Futures	1,084,321,015	10,363	(72,186,031)	(1,773)	29,345,360	(3,020,061)
	1,084,321,015	10,363	(72,186,031)	(1,773)	29,345,360	(3,020,061)

Foreign currency exchange rate
Futures	41,642,925	339	(184,204,020)	(2,217)	706,749	(95,613)
Forwards	1,307,412,590	N/A	(933,293,797)	N/A	14,317,387	(4,561,120)
	1,349,055,515	339	(1,117,497,817)	(2,217)	15,024,136	(4,656,733)

Interest rate
Futures	4,856,729,015	19,225	(2,479,086,853)	(16,180)	7,737,394	(12,246,538)
	4,856,729,015	19,225	(2,479,086,853)	(16,180)	7,737,394	(12,246,538)
Total	$7,890,841,712	37,795	$(4,486,919,991)	(34,353)	$73,088,663	$(31,521,689)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at December 31, 2013 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and liabilities represents the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Fund may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$189,976,245	$(109,846,941)	$80,129,304	$-	$80,129,304
Derivative liabilities	(109,846,941)	109,846,941	-	-	-

Graham Global Monetary Policy LLC[2]
Derivative assets	39,951,501	(26,647,430)	13,304,071	-	13,304,071
Derivative liabilities	(36,241,194)	26,647,430	(9,593,764)	9,593,764	-

Graham K4D Trading Ltd.[3]
Derivative assets	73,088,663	(31,521,689)	41,566,974	-	41,566,974
Derivative liabilities	(31,521,689)	31,521,689	-	-	-

1 Net derivative asset amounts presented in the statement of financial condition are held with three counterparties. The Master Fund has not received collateral from these counterparties that is eligible to offset these derivative amounts as of December 31, 2013. There were no net derivative liability amounts held with any counterparties as of December 31, 2013. At December 31, 2013 additional collateral pledged in the amount of $129,230,754 was posted in support of derivative positions which is included in due from brokers on the statement of financial condition.

2 Net derivative asset and liability amounts presented in the statement of financial condition are held with two counterparties. The Master Fund has pledged offsetting collateral to one of these counterparties. At December 31, 2013 additional collateral pledged in the amount of $93,112,102 was posted in support of derivative positions which is included in due from brokers on the statement of financial condition.

3 Net derivative asset amounts presented in the statement of financial condition are held with three counterparties. The Master Fund has not received collateral from these counterparties that is eligible to offset these derivative amounts as of December 31, 2013. There were no net derivative liability amounts held with any counterparties as of December 31, 2013. At December 31, 2013 additional collateral pledged in the amount of $127,824,315 was posted in support of derivative positions which is included in due from brokers on the statement of financial condition.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the year ended December 31, 2013:

	Graham Commodity Strategies LLC	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.

Net investment income (loss)	$99,431	$(42,646)	$(6,182)

Net realized gain on investments	79,075,377	51,595,494	140,524,370
Net increase in unrealized appreciation on investments	47,155,885	7,964,706	16,934,274
Brokerage commissions and fees	(12,430,107)	(4,413,185)	(1,766,806)
Net gain on investments	113,801,155	55,147,015	155,691,838
Net income	$113,900,586	$55,104,369	$155,685,656

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain and net increase in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the year ended December 31, 2013:

	Graham Commodity Strategies LLC	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$(53,579,007)	$(5,104,883)	$22,390,945
Options	(1,216,750)	-	-
Swaps	2,633,906	-	(577,404)
	(52,161,851)	(5,104,883)	21,813,541
Equity price
Futures	(6,426,914)	11,906,544	233,196,965
Equities	794,000	-	60,994
Options	5,308,495	89,030	-
	(324,419)	11,995,574	233,257,959
Foreign currency exchange rate
Futures	(3,199,215)	-	(3,993,100)
Forwards	136,702,422	2,814,065	(16,548,454)
Options	32,993,122	12,861,563	-
	166,496,329	15,675,628	(20,541,554)
Interest rate
Bonds	16,147	-	42,352
Futures	15,085,869	39,523,590	(77,113,654)
Options	523,654	(2,529,709)	-
Swaps	(3,404,467)	-	-
	12,221,203	36,993,881	(77,071,302)
Total	$126,231,262	$59,560,200	$157,458,644

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2012.

Description	Principal Amount / Notional Amount / Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2012.

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2012.

Description	Number of Contracts / Notional Amount	Fair Value	Percentage of Members’ Capital of Master Fund
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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2012.

Description	Notional Amount	Fair Value	Percentage of Members’ Capital of Master Fund
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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of December 31, 2012:

	Graham Commodity Strategies LLC	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.
Assets
Level 1:
U.S. bond futures	$45,313	$921,438	$927,920
U.S. bond futures options	574,219	-	-
Foreign bond futures	-	638,475	7,253,098
Foreign index futures	-	2,401,384	23,920,199
U.S. index futures	7,500	-	1,461,395
U.S. index futures options	1,856,250	158,750	-
Commodity futures	136,583,500	-	10,650,606
Commodity futures options	4,083,930	-	-
Commodity futures swaps	59,748	-	-
Interest rate futures	-	2,202,373	1,735,617
Interest rate futures options	-	625,000	-
Currency futures	-	-	1,104,266
Equity securities	2,000,300	-	793,453
Total Level 1	145,210,760	6,947,420	47,846,554

Level 2:
Foreign currency forwards	38,314,684	36,251,151	19,238,245
Foreign currency options	17,581,019	529,605	-
Treasury bills	49,996,302	-	124,990,755
Total Level 2	105,892,005	36,780,756	144,229,000
Total investment related assets	$251,102,765	$43,728,176	$192,075,554
Liabilities
Level 1:
U.S. bond futures	$-	$(162,234)	$(311,979)
U.S. bond futures options	(164,063)	-	-
Foreign bond futures	-	-	(3,605,997)
Foreign index futures	-	(328,287)	(3,321,117)
U.S. index futures	-	-	(1,470,168)
Commodity futures	(152,260,115)	-	(18,252,826)
Commodity futures options	(1,183,200)	-	-
Commodity futures swaps	(162,119)	-	-
Interest rate futures	-	(1,406,250)	(785,190)
Interest rate futures options	-	(468,750)	-
Currency futures	-	-	(23,670)
Total Level 1	(153,769,497)	(2,365,521)	(27,770,947)

Level 2:
Foreign currency forwards	(22,258,094)	(27,042,535)	(13,096,283)
Foreign currency options	(5,242,064)	(2,794,899)	-
Total Level 2	(27,500,158)	(29,837,434)	(13,096,283)
Total investment related liabilities	$(181,269,655)	$(32,202,955)	$(40,867,230)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at December 31, 2012 categorized by primary underlying risk and is representative of the derivative positions held by the Master Funds throughout the year. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Graham Commodity Strategies LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$6,957,172,641	102,887	$(6,812,506,601)	(100,934)	$136,583,500	$(152,260,115)
Options (a)	35,431,382	7,568	(17,122,694)	(3,700)	4,083,930	(1,183,200)
Swaps	5,039,580	142	(4,869,180)	(142)	59,748	(162,119)
	6,997,643,603	110,597	(6,834,498,475)	(104,776)	140,727,178	(153,605,434)

Equity price
Futures	-	-	(10,650,000)	(150)	7,500	-
Options (a)	61,067,207	3,000	-	-	1,856,250	-
	61,067,207	3,000	(10,650,000)	(150)	1,863,750	-

Foreign currency exchange rate
Forwards	1,898,423,498	N/A	(1,882,366,909)	N/A	38,314,684	(22,258,094)
Options (a)	475,390,150	8	(245,955,750)	(4)	17,581,019	(5,242,064)
	2,373,813,648	8	(2,128,322,659)	(4)	55,895,703	(27,500,158)

Interest rate
Futures	-	-	(33,195,313)	(250)	45,313	-
Options (a)	84,078,349	3,500	(32,955,244)	(3,500)	574,219	(164,063)
	84,078,349	3,500	(66,150,557)	(3,750)	619,532	(164,063)
Total	$9,516,602,807	117,105	$(9,039,621,691)	(108,680)	$199,106,163	$(181,269,655)

(a)  Notional amounts for options are based on the delta-adjusted positions.

Aggregate fair value of derivative instruments subject to credit risk-related contingent features (as described in Note 2)	$(102,371)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at December 31, 2012 categorized by primary underlying risk and is representative of the derivative positions held by the Master Funds throughout the year. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at December 31, 2012 categorized by primary underlying risk and is representative of the derivative positions held by the Master Funds throughout the year. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at December 31, 2012 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and liabilities represents the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Fund may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$199,106,163	$(164,236,937)	$34,869,226	$–	$34,869,226
Derivative liabilities	(181,269,655)	164,236,937	(17,032,718)	17,032,718	–

Graham Global Monetary Policy LLC[2]
Derivative assets	43,728,176	(30,252,661)	13,475,515	–	13,475,515
Derivative liabilities	(32,202,955)	30,252,661	(1,950,294)	1,950,294	–

Graham K4D Trading Ltd. [3]
Derivative assets	66,291,346	(40,867,230)	25,424,116	(1,750,659)	23,673,457
Derivative liabilities	(40,867,230)	40,867,230	–	–	–

1 Net derivative asset amounts presented in the statement of financial condition were held with two counterparties. The Master Fund did not receive collateral from these counterparties that may have been used to offset these derivative amounts as of December 31, 2012. Net derivative liability amounts presented in the statement of financial condition were held with two counterparties. The Master Fund pledged offsetting collateral to these counterparties sufficient to fully offset the derivative liability balances as of December 31, 2012. At December 31, 2012 additional collateral pledged in the amount of $97,173,804 was posted in support of derivative positions which is included on the statement of financial condition.

2 Net derivative asset amounts presented in the statement of financial condition were held with two counterparties. The Master Fund did not receive collateral from these counterparties that may have been used to offset these derivative amounts as of December 31, 2012. Net derivative liability amounts presented in the statement of financial condition were held with one counterparty. The Master Fund pledged offsetting collateral to this counterparty sufficient to fully offset the derivative liability balance as of December 31, 2012. At December 31, 2012 additional collateral pledged in the amount of $74,311,303 was posted in support of derivative positions which is included on the statement of financial condition.

3 Net derivative asset amounts presented in the statement of financial condition were held with two counterparties; the Master Fund received offsetting collateral from one of these counterparties. There were no net derivative liability amounts held with any counterparties as of December 31, 2012. At December 31, 2012 additional collateral pledged in the amount of $29,961,942 was posted in support of derivative positions which is included on the statement of financial condition.

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

(5) For the period from May 1, 2012 to October 23, 2012 (date of dissolution)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gross gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the year ended December 31, 2012 except as disclosed below:

	Graham Commodity Strategies LLC	Graham Energy Focus LLC (1)	Graham Energy Fundamental LLC (2)	Graham Fed Policy Ltd. (3)	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC (4)	Graham Macro Technical Ltd. (5)
Commodity price
Futures	$(51,699,208)	$12,682,853	$229,930	$-	$(1,071,029)	$(153,351,496)	$(865,110)	$116,550
Options	968,630	789,330	(84,980)	-	-	-	-	21,500
Swaps	10,585,971	(11,744,944)	167,390	-	-	8,862,476	-	-
	(40,144,607)	1,727,239	312,340	-	(1,071,029)	(144,489,020)	(865,110)	138,050
Equity price
Futures	(14,957,621)	(141,250)	-	17,313	10,286,966	59,969,550	1,981,489	451,569
Equities	(298,920)	-	-	-	-	(250,647)	-	-
Options	(2,025,040)	-	-	-	(1,670,328)	-	-	(70,000)
	(17,281,581)	(141,250)	-	17,313	8,616,638	59,718,903	1,981,489	381,569
Foreign currency exchange rate
Futures	2,877,440	-	-	-	-	(19,324,533)	-	-
Forwards	9,747,837	-	-	-	34,292,224	(44,179,110)	33,756,168	897,553
Options	3,479,277	-	-	-	(10,200,938)	-	1,335,000	426,906
	16,104,554	-	-	-	24,091,286	(63,503,643)	35,091,168	1,324,459
Interest rate
Futures	(7,583,780)	-	-	(4,431,350)	8,302,329	72,515,966	4,218,861	(210,273)
Options	2,704,934	-	-	3,235,874	52,263	-	(265,625)	(93,269)
Treasury bills	50,636	-	-	-	-	135,463	-	-
	(4,828,210)	-	-	(1,195,476)	8,354,592	72,651,429	3,953,236	(303,542)
Total	$(46,149,844)	$1,585,989	$312,340	$(1,178,163)	$39,991,487	$(75,622,331)	$40,160,783	$1,540,536

(1) For the period from January 1, 2012 to May 22, 2012 (date of dissolution)

(2) For the period from February 28, 2012 to October 1, 2012 (date of dissolution)

(3) For the period from January 1, 2012 to October 1, 2012 (date of dissolution)

(4) For the period from January 1, 2012 to October 23, 2012 (date of dissolution)

(5) For the period from May 1, 2012 to October 23, 2012 (date of dissolution)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which range in maturity from one to twenty-one months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis. For the year ended December 31, 2013, the total amount recognized by GAIT with respect to its investment in Cash Assets was $432,020. For the year ended December 31, 2012, the total amount recognized by GAIT with respect to its investment in Cash Assets was $747,456. These amounts are included in interest income in the statements of operations and incentive allocation. At December 31, 2013 and 2012, GAIT owned approximately 4.36% and 6.02%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Assets:
Cash and cash equivalents	$1,011,694,165	$968,228,634
Investments in fixed income securities (cost $2,493,161,454 and $3,041,387,608, respectively)	2,493,161,454	3,041,387,608
Accrued interest receivable	6,806,338	5,989,305
Total assets	3,511,661,957	4,015,605,547

Liabilities:
Other liabilities	15,004	9,300
Total liabilities	15,004	9,300
Net assets	$3,511,646,953	$4,015,596,247

The following table summarizes the results of operations of Cash Assets for the years ended December 31, 2013 and 2012:

	2013	2012
Investment income
Interest income	$8,694,786	$10,006,047
Total investment income	8,694,786	10,006,047

Expenses:
Bank fee expense	30,580	143,499
Total expenses	30,580	143,499
Net investment income	8,664,206	9,862,548
Net income	$8,664,206	$9,862,548

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2013:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $2,493,161,454)
United States
Government Bonds (cost $2,493,161,454)
U.S. Treasury 0.13% – 4.00% due 01/15/14 – 9/15/15	$2,475,000,000	$2,493,161,454	71.00%
Total Government Bonds		2,493,161,454	71.00%

Total Investments in Fixed Income Securities		$2,493,161,454	71.00%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2012:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $3,041,387,608)
United States
Government Bonds (cost $3,041,387,608)
U.S. Treasury 0.13% - 2.63% due 01/15/13 – 12/31/14	$3,025,000,000	$3,041,387,608	75.74%
Total Government Bonds		3,041,387,608	75.74%

Total Investments in Fixed Income Securities		$3,041,387,608	75.74%

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Assets
Level 2:
Fixed income securities
Government Bonds	$2,493,161,454	$3,041,387,608
Total fixed income securities	2,493,161,454	3,041,387,608
Total Level 2	2,493,161,454	3,041,387,608
Total assets	$2,493,161,454	$3,041,387,608

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

6. Fees and Related Party Transactions

Advisory Fees

For the years ended December 31, 2013 and 2012 each Class of GAIT other than Class M pays the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% and 2%, respectively, of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

6. Fees and Related Party Transactions (continued)

Sponsor Fees

For the years ended December 31, 2013 and 2012, each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate specified in the table below. This Sponsor Fee was payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the three months ended March 31, 2013 the Sponsor Fee listed below for Class 2 reflects as well a selling agent fee (the “Selling Agent Fee”) of 2%. The Selling Agent Fee compensates selling agents for initial and on-going services to the Feeder Funds.

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

Brokerage Fees

For the year ended December 31, 2012, each Class of GAIT other than Class M paid the Manager a brokerage fee (the “Brokerage Fee”) at an annual rate specified in the table below. This Brokerage Fee was payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

Class	Annual Rate

Class 0	2%
Class 2	4%

In consideration of the Brokerage Fee, the Manager assumed all of GAIT’s trading commissions (including exchange, clearing and regulatory fees relating to its trades), routine legal expenses, internal and external accounting, audit and tax preparation expenses, fees and expenses of an external or internal administrator, and expenses and costs of printing and mailing reports and notices, together with the costs incurred in connection with the organization of GAIT and the continuous offering of Units. To the extent GAIT was allocated any of these expenses from the Master Funds in which it invested, the Manager reimbursed GAIT for those amounts. These reimbursements are included in commission reimbursements in the statements of operations and incentive allocation.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

6. Fees and Related Party Transactions (continued)

Brokerage Fees (continued)

As of January 1, 2013 the Manager eliminated the Brokerage Fee and GAIT began to absorb directly all costs previously covered by the Brokerage Fee. These costs are included in the statement of operations and incentive allocation.

Administrator’s Fee

For the year ended December 31, 2013, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT for the year ended December 31, 2013 were $287,598, of which $20,714 was accrued as of December 31, 2013. For the year ended December 31, 2012 the administrator’s fee was absorbed by the Manager in exchange for the Brokerage Fee.

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

8. Financial Highlights

The following is the per unit operating performance calculation for the years ended December 31, 2013 and 2012:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2011	$123.17	$98.77
Net loss:
Net investment loss	(4.88)	(5.84)
Net loss on investments	(3.41)	(2.64)
Net loss	(8.29)	(8.48)
Net asset value per unit, December 31, 2012	$114.88	$90.29
Net income:
Net investment loss	(3.36)	(4.48)
Net gain on investments	16.20	12.60
Net income	12.84	8.12
Net asset value per unit, December 31, 2013	$127.72	$98.41

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the years ended December 31, 2013 and 2012:

	Class 0		Class 2
	2013	2012	2013	2012

Total return before Incentive Allocation	11.18%	(6.73)%	8.99%	(8.59)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	11.18%	(6.73)%	8.99%	(8.59)%

Net investment loss before Incentive Allocation	(2.78)%	(3.96)%	(4.75)%	(5.91)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(2.78)%	(3.96)%	(4.75)%	(5.91)%

Total expenses before Incentive Allocation	2.99%	5.13%	4.96%	7.18%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	2.99%	5.13%*	4.96%	7.18%*

*- The percentages above represent total gross expenses before commission reimbursements (see Note 6), which represents 0.90% of average members’ capital for 2012.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

8. Financial Highlights (continued)

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees (for 2012 only), Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the years ended December 31, 2013 and 2012.

9. Subsequent Events

GAIT had subscriptions of approximately $4.2 million and redemptions of approximately $2.5 million from January 1, 2014 through March 28, 2014, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

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

Based on their evaluation as of December 31, 2013, the Manager, along with the Manager’s principal executive officer and principal financial officer, have concluded that the Manager’s disclosure controls and procedures with respect to the Fund (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Controls

In connection with the evaluation of the Fund’s internal controls during the Fund’s last fiscal year, the Manager, along with the Manager’s principal executive officer and principal financial officer, has determined that there are no changes to the Fund’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Fund’s internal controls over financial reporting.

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

Management assessed the effectiveness of the Manager’s internal control over financial reporting for the Fund as of December 31, 2013. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 1992. As a result of this assessment and based on the criteria in the COSO framework, management, including the principal financial and principal executive officers, has concluded that, as of December 31, 2013, the Manager’s internal control over financial reporting for the Fund was effective.

This annual report does not include an attestation report of the Fund’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report in this annual report.

Item 9B:  OTHER INFORMATION

None.

Item 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

GAIF I itself has no officers, directors or employees.  GAIF I’s affairs are managed by the Manager.  The general partner of the Manager is KGT, Inc.  Kenneth G. Tropin is the sole director of KGT, Inc.  Messrs. Paul Sedlack, Robert E. Murray, Pablo Calderini and Brian Douglas serve as Chief Operating Officer, Chief Executive Officer, Chief Investment Officer and Chief Financial Officer, respectively, of the Manager. None of these individuals currently serves as a director of a public company.  Messrs. Kenneth G. Tropin, Paul Sedlack, Robert E. Murray, Pablo Calderini and Brian Douglas each have filed initial reports on Form 3.

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

As described under “Item 1. Business,” the Fund pays the Manager the Sponsor Fee.  For the year ended December 31, 2013, the Fund paid the Manager Sponsor Fees of $1,445,880.

As compensation for its services as investment manager to the Fund, the Manager is paid the Advisory Fees described under “Item 1. Business,” and may receive Incentive Allocations also as described under “Item 1. Business.” For the year ended December 31, 2013, the Fund paid the Manager Advisory Fees of $2,265,702 and the Manager did not receive an Incentive Allocation.

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

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for each of the years ended December 31, 2013 and December 31, 2012 for the audit of the Fund’s annual financial statements, review of financial statements included in the Fund’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

FEE CATEGORY	2013		2012
Audit Fees	$64,000	*	$83,600
Audit-Related Fees	–		–
Tax Fees	30,000	*	84,000
All Other Fees	–		–
TOTAL FEES	$94,000	*	$167,600

*	Amount expected to be billed for 2013 services.

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

Statements of Financial Condition at December 31, 2013 and 2012
Statements of Operations and Incentive Allocation for the years ended December 31, 2013 and 2012
Statements of Changes in Members’ Capital for the years ended December 31, 2013 and 2012
Statements of Cash Flows for the years ended December 31 2013 and 2013
Notes to Financial Statements.

(b)            Exhibits

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference.

Exhibit Designation	Description
* 3.1	Certificate of Formation of Graham Alternative Investment Fund I LLC
**3.1(a)	Certificate of Amendment to Certificate of Formation of Graham Alternative Investment Fund I LLC
** 4.1	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC
* 10.1	Form of Subscription Agreement
* 10.2	Form of Placement Agreement
***10.10	Safekeeping Account Agreement between Graham Cash Assets LLC and Bank of America, N.A.
**** 31.1	Rule 13a-14(a)/15d Certification (Certification of Principal Executive Officer).
**** 31.2	Rule 13a-14(a)/15d Certification (Certification of Principal Financial Officer).
**** 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Principal Financial Officer)

*  Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010
**  Incorporated by reference to the Fund’s 8-K previously filed on April 11, 2013
*** Incorporated by reference to the Fund’s Form 10/A previously filed on September 3, 2010
**** Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2014	GRAHAM ALTERNATIVE INVESTMENT FUND I LLC

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

		By:	/s/ Paul Sedlack
Paul Sedlack, Chief Operating Officer

		By:	/s/ Brian Douglas
Brian Douglas, Chief Financial Officer