Form 10-Q
period 2014-03-31
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2014-05-15
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐  No ☒

As of May 1, 2014, 833,167.805 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC

BLENDED STRATEGIES PORTFOLIO
FORM 10-Q

Item 4.	Controls and Procedures	63

PART II - Other Information		64

Exhibits

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification

Index
PART I

Item 1. Financial Statements

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Statements of Financial Condition

	March 31, 2014 (Unaudited)	December 31, 2013 (Audited)

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$86,457,420	$99,045,133
Redemption receivable from Graham Alternative Investment Trading LLC	3,244,838	3,619,464
Total assets	$89,702,258	$102,664,597

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$3,244,838	$3,619,464
Total liabilities	3,244,838	3,619,464

Members’ capital:
Class 0 Units (596,795.585 and 605,548.066 units issued and outstanding at $114.03 and $127.72, respectively)	68,051,343	77,340,803
Class 2 Units (210,534.384 and 220,552.039 units issued and outstanding at $87.43 and $98.41, respectively)	18,406,077	21,704,330
Total members’ capital	86,457,420	99,045,133
Total liabilities and members’ capital	$89,702,258	$102,664,597

See accompanying notes.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Operations

	Three Months Ended March 31,
	2014	2013
Net (loss) gain allocated from investment in Graham Alternative Investment Trading LLC
Net realized (loss) gain on investments	$(6,032,210)	$12,734,795
Net decrease in unrealized appreciation on investments	(3,921,437)	(500,487)
Brokerage commissions and fees	(138,075)	(300,291)
Net (loss) gain allocated from investment in Graham Alternative Investment Trading LLC	(10,091,722)	11,934,017

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC
Investment income
Interest income	48,823	78,073

Expenses
Advisory fees	397,009	700,262
Sponsor fees	268,714	423,657
Professional fees and other	37,037	249,075
Administrator’s fees	29,719	52,100
Total expenses	732,479	1,425,094
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(683,656)	(1,347,021)

Net (loss) income	$(10,775,378)	$10,586,996

See accompanying notes.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Changes in Members’ Capital

For the three months ended March 31, 2014 and 2013

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2012	1,241,639.087	$142,637,622	279,471.807	$25,234,372	$167,871,994
Subscriptions	16,433.844	1,945,000	3,741.593	351,886	2,296,886
Redemptions	(239,520.101)	(28,917,423)	(21,917.310)	(2,069,889)	(30,987,312)
Net income	–	9,072,016	–	1,514,980	10,586,996
Members’ capital, March 31, 2013	1,018,552.830	$124,737,215	261,296.090	$25,031,349	$149,768,564

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2013	605,548.066	$77,340,803	220,552.039	$21,704,330	$99,045,133
Subscriptions	17,796.744	2,110,079	6,279.334	581,210	2,691,289
Redemptions	(26,549.225)	(3,047,394)	(16,296.989)	(1,456,230)	(4,503,624)
Net loss	–	(8,352,145)	–	(2,423,233)	(10,775,378)
Members’ capital, March 31, 2014	596,795.585	$68,051,343	210,534.384	$18,406,077	$86,457,420

See accompanying notes.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Cash Flows

	Three Months Ended March 31,
	2014	2013
Cash flows provided by operating activities
Net (loss) income	$(10,775,378)	$10,586,996
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net loss (income) allocated from investment in Graham Alternative Investment Trading LLC	10,775,378	(10,586,996)
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	4,878,250	35,278,225
Investments in Graham Alternative Investment Trading LLC	(2,691,289)	(2,296,886)
Net cash provided by operating activities	2,186,961	32,981,339

Cash flows used in financing activities
Subscriptions	2,691,289	2,296,886
Redemptions	(4,878,250)	(35,278,225)
Net cash used in financing activities	(2,186,961)	(32,981,339)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements

March 31, 2014

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

2. Summary of Significant Accounting Policies

These financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and all amounts are stated in U.S. dollars. The Fund is an investment company and applies specialized accounting guidance as outlined in Financial Accounting Standards Board Accounting Standards Update 2013-08, Financial Services – Investment Companies (Topic 946), Amendments to the Scope, Measurement, and Disclosure Requirements. The Manager has evaluated this guidance and has determined the Fund meets the criteria to be classified as an investment company. The preparation of these financial statements requires the Manager to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

GAIT charges its investors, including the Fund, an advisory fee, administrator’s fee, sponsor fee and incentive allocation, all of which are described in detail in Note 4. The Fund does not charge any additional fees; however each investor in the Fund indirectly bears a portion of the advisory fee, sponsor fee, administrator’s fee, and incentive allocation charged by GAIT.

At March 31, 2014 and December 31, 2013, the Fund owned 55.19% and 54.85%, respectively of GAIT.

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

In accordance with this hierarchy, the Fund’s investment in GAIT has been classified as a Level 2 valuation. There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2014 or the year ended December 31, 2013 by the Fund, GAIT, or the Master Funds, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

Redemption Fees

Class 2 Units are subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Class 0 Units are not subject to a redemption fee. Redemption fees are payable to the Manager upon redemption of Units from the proceeds of such redemption. There were no redemption fees paid to the Manager for the three months ended March 31, 2014 and 2013.

4. Fees and Related Party Transactions

Advisory Fees

For the three months ended March 31, 2014 and 2013, each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

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

Class	Annual Rate

Class 0	0.75%
Class 2	2.75%

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

Administrator’s Fee

For the three months ended March 31, 2014 and 2013, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fee, including out-of-pocket expenses, allocated to the Fund by GAIT for the three months ended March 31, 2014 and 2013 were $29,719 and $52,100, respectively.

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

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights

The following is the per unit operating performance calculation for the three month periods ended March 31, 2014 and 2013:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2012	$114.88	$90.29
Net income:
Net investment loss	(0.88)	(1.14)
Net gain on investments	8.47	6.65
Net income	7.59	5.51
Net asset value per unit, March 31, 2013	$122.47	$95.80

Net asset value per unit, December 31, 2013	$127.72	$98.41
Net loss:
Net investment loss	(0.76)	(1.05)
Net loss on investments	(12.93)	(9.93)
Net loss	(13.69)	(10.98)
Net asset value per unit, March 31, 2014	$114.03	$87.43

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three month periods ended March 31, 2014 and 2013:

	Class 0		Class 2
	2014	2013	2014	2013

Total return before Incentive Allocation	(10.72)%	6.61%	(11.16)%	6.10%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(10.72)%	6.61%	(11.16)%	6.10%

Net investment loss before Incentive Allocation	(0.63)%	(0.77)%	(1.13)%	(1.22)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.63)%	(0.77)%	(1.13)%	(1.22)%

Total expenses before Incentive Allocation	0.68%	0.79%	1.18%	1.27%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.68%	0.79%	1.18%	1.27%

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights (continued)

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total members’ capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees,  Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital for Class 0 and Class 2 Units of the Fund for the three month periods ended March 31, 2014 and 2013.

7. Subsequent Events

The Fund had subscriptions of approximately $4.5 million and redemptions of approximately $2.6 million through May 15, 2014, the date through which subsequent events were evaluated by management.  These amounts have not been included in the financial statements.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	March 31, 2014 (Unaudited)	December 31, 2013 (Audited)
Assets
Investments in Master Funds, at fair value	$20,134,244	$33,759,212
Investment in Graham Cash Assets LLC, at fair value	143,057,646	153,099,740
Receivable from Master Funds	915	2,695
Total assets	$163,192,805	$186,861,647

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$5,936,236	$5,589,666
Accrued advisory fees	241,021	276,022
Accrued sponsor fees	164,724	187,789
Accrued professional fees	186,191	203,102
Accrued administrator’s fee	18,182	20,714
Payable to Master Funds	378	7,249
Total liabilities	6,546,732	6,284,542

Members’ capital:
Class 0 Units (1,059,632.510 and 1,093,036.786 units issued and outstanding at $114.03 and $127.72 per unit, respectively)	120,827,668	139,603,019
Class 2 Units (400,246.139 and 407,013.551 units issued and outstanding at $87.43 and $98.41 per unit, respectively)	34,991,742	40,053,854
Class M Units (4,671.470 and 4,671.470 units issued and outstanding at $176.96 and $196.99 per unit, respectively)	826,663	920,232
Total members’ capital	156,646,073	180,577,105
Total liabilities and members’ capital	$163,192,805	$186,861,647

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	March 31, 2014 (Unaudited)		December 31, 2013 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$4,584,411	2.93%	$11,687,704	6.47%
Graham Macro Directional LLC	1,163,642	0.74%	-	-
Graham Global Monetary Policy LLC	1,563,721	1.00%	5,538,724	3.07%
Graham K4D Trading Ltd.	12,822,470	8.18%	16,532,784	9.16%
Total investments in Master Funds	$20,134,244	12.85%	$33,759,212	18.70%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended March 31,
	2014	2013
Net (loss) gain allocated from investments in Master Funds
Net realized (loss) gain on investments	$(10,979,432)	$20,273,648
Net decrease in unrealized appreciation on investments	(7,197,449)	(860,950)
Brokerage commissions and fees	(251,855)	(477,561)
Net (loss) gain allocated from investments in Master Funds	(18,428,736)	18,935,137

Net investment loss allocated from investments in Master Funds	(20,719)	(5,957)

Investment income
Interest income	89,072	124,162

Expenses
Advisory fees	720,773	1,109,892
Sponsor fees	495,032	690,123
Administrator’s fee	54,230	82,841
Professional fees and other	46,801	389,274
Total expenses	1,316,836	2,272,130
Net investment loss of the Fund	(1,227,764)	(2,147,968)

Net (loss) income	(19,677,219)	16,781,212

Incentive allocation	–	–

Net (loss) income available for pro-rata allocation to all members	$(19,677,219)	$16,781,212

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the three months ended March 31, 2014 and 2013

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2012	1,922,696.211	$220,876,439	483,129.319	$43,623,249	4,671.470	$806,295	$265,305,983
Subscriptions	24,271.848	2,870,000	9,833.882	926,793	–	–	3,796,793
Redemptions	(307,878.041)	(37,111,245)	(35,700.711)	(3,371,297)	–	–	(40,482,542)
Incentive allocation	–	–	–	–	–	–	–
Net income	–	14,096,207	–	2,625,582	–	59,423	16,781,212
Members’ capital, March 31, 2013	1,639,090.018	$200,731,401	457,262.490	$43,804,327	4,671.470	$865,718	$245,401,446

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2013	1,093,036.786	$139,603,019	407,013.551	$40,053,854	4,671.470	$920,232	$180,577,105
Subscriptions	19,116.971	2,270,079	19,683.797	1,884,010	–	–	4,154,089
Redemptions	(52,521.247)	(6,038,497)	(26,451.209)	(2,369,405)	–	–	(8,407,902)
Incentive allocation	–	–	–	–	–	–	–
Net loss	–	(15,006,933)	–	(4,576,717)	–	(93,569)	(19,677,219)
Members’ capital, March 31, 2014	1,059,632.510	$120,827,668	400,246.139	$34,991,742	4,671.470	$826,663	$156,646,073

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Cash Flows

	Three Months Ended March 31,
	2014	2013
Cash flows provided by operating activities
Net (loss) income	$(19,677,219)	$16,781,212
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net loss (income) allocated from investments in Master Funds	18,449,455	(18,929,180)
Net income allocated from investment in Graham Cash Assets LLC	(89,072)	(124,162)
Proceeds from sale of investments in Master Funds	73,261,609	81,395,633
Proceeds from sale of investments in Graham Cash Assets LLC	59,218,104	95,351,740
Investments in Master Funds	(78,091,187)	(64,256,906)
Investments in Graham Cash Assets LLC	(49,086,938)	(61,945,090)
Changes in assets and liabilities:
Accrued commission reimbursements	–	165,510
Other receivable	–	(218,078)
Accrued brokerage fees	–	(568,525)
Accrued advisory fees	(35,001)	(143,997)
Accrued sponsor fees	(23,065)	(28,123)
Accrued professional fees	(16,911)	362,895
Accrued administrator’s fee	(2,532)	25,799
Net cash provided by operating activities	3,907,243	47,868,728

Cash flows used in financing activities
Subscriptions	4,154,089	3,796,793
Redemptions	(8,061,332)	(51,665,521)
Net cash used in financing activities	(3,907,243)	(47,868,728)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

March 31, 2014

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

2. Summary of Significant Accounting Policies

These financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and all amounts are stated in U.S. dollars. GAIT is an investment company and applies specialized accounting guidance as outlined in Financial Accounting Standards Board Accounting Standards Update 2013-08, Financial Services – Investment Companies (Topic 946), Amendments to the Scope, Measurement, and Disclosure Requirements. The Manager has evaluated this guidance and has determined GAIT meets the criteria to be classified as an investment company. The preparation of these financial statements requires the Manager to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

In accordance with this hierarchy, GAIT’s investments in Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been classified as Level 2. These investments are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2014 or the year ended December 31, 2013 by GAIT, the Master Funds, or Cash Assets, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Derivative Instruments (continued)

Swap Contracts

The Master Funds may enter into various swap contracts in an attempt to take advantage of changes in interest rates and asset values. Exchange traded interest rate swap contracts are executed on an exchange which requires margin deposits with a Central Clearing Counterparty (“CCP”). Subsequent payments are made or received by the Master Funds each day, depending on the daily fluctuations in the value of the contract. These changes in valuation are recorded for financial statement purposes as unrealized gains or losses by the Master Funds. Relative to over-the-counter interest rate swap contracts, exchange traded interest rate swap contracts provide reduced counterparty risk since they are exchange-traded and the exchange’s clearinghouse guarantees against default. The Commodity Exchange Act requires a CCP to segregate all funds received from such CCP’s customers in respect of exchange traded interest rate swaps. If the CCP were not to do so to the full extent required by law, the assets of the Master Funds might not be fully protected in the event of the bankruptcy or insolvency of the CCP. In that case, the Master Funds would be limited to recovering only a pro rata share of all available funds segregated on behalf of the CCP’s combined customer accounts, even though certain property specifically traceable to the Master Funds is held by the CCP. In addition, in the event of bankruptcy or insolvency of an exchange or an affiliated clearing house, the Master Funds could experience a loss of funds deposited through its CCP as margin with such exchange or affiliated clearing house, the loss of unrealized profits on its open positions, and the loss of funds owed to it as realized profits on closed positions. All funds deposited with both U.S. and non-U.S. CCPs are included in due from brokers on the consolidated statements of financial condition. Over the counter swap contracts are not guaranteed by an exchange or an affiliated clearing house or regulated by any U.S. or foreign government authorities. Failure of a counterparty to meet its obligation under the terms of the swap contract could result in the loss of any unrealized gains on open positions. It may not be possible to dispose of or close out a swap position without the consent of the counterparty, and the Master Funds may not be able to enter into an offsetting contract in order to cover its risk. Over the counter swaps are subject to the International Swap and Derivative Association (“ISDA”) Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets, and provide limits with respect to any decline in the Master Funds’ net asset value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to the swaps could demand liquidation of outstanding swap positions.

An interest rate swap contract is an agreement that obligates two parties to exchange a series of cash flows at specified intervals based upon or calculated by reference to changes in specified rates for a specified notional amount of the underlying assets. The payment flows are usually netted against each other, with the difference being paid by one party to another.

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

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX memberships and the shares of the CME Group at fair value. As of March 31, 2014 and December 31, 2013, the two NYMEX memberships were valued at $408,000 and $440,500, respectively, and the 30,000 shares of CME Group were valued at $2,220,300 and $2,353,800, respectively, both of which are contained within Exchange membership on Graham Commodity Strategies LLC’s statements of financial condition.

Chicago Board of Trade Membership

Graham K4D Trading Ltd. is a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat. Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of March 31, 2014 and December 31, 2013, the B-1/Full memberships were valued at $531,000 and $547,000, respectively, and the B-2/Associate memberships were valued at $81,500 and $87,250, respectively, both of which are included in Exchange membership on the statements of financial condition. Additionally, Graham K4D Trading Ltd. owns a Chicago Mercantile Exchange seat valued at $217,500 and $220,000 at March 31, 2014 and December 31, 2013, respectively, which is also included in Exchange membership on the statements of financial condition.

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

3. Investments in Master Funds

As of March 31, 2014 and December 31, 2013, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members’ capital are individually identified, while smaller investments are aggregated under the caption “Other Global Macro Funds.” The number of Master Funds included for the period in each aggregated category is disclosed parenthetically next to each name. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

March 31, 2014
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Loss (three months then ended)

Systematic Macro Funds
Graham K4D Trading Ltd.	8.18%	$12,822,470	$(9,156,537)

Global Macro Funds
Other Global Macro Funds (3)	4.67%	7,311,774	(9,292,918)
	12.85%	$20,134,244	$(18,449,455)

December 31, 2013
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (three months ended March 31, 2013)

Systematic Macro Funds
Graham K4D Trading Ltd.	9.16%	$16,532,784	$13,334,035

Global Macro Funds
Graham Commodity Strategies LLC	6.47%	11,687,704	2,493,076
Other Global Macro Funds (1)	3.07%	5,538,724	3,102,069
	18.70%	$33,759,212	$18,929,180

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of March 31, 2014:

	Graham Commodity Strategies LLC (Delaware)	Graham Macro Directional LLC (Delaware)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$43,415,504	$33,565,185	$43,997,508	$117,739,839
Derivative financial instruments, at fair value	33,158,628	-	8,703,835	3,403,959
Exchange membership, at fair value	2,628,300	-	-	830,000
Dividends receivable	9,870	-	-	-
Other assets	-	-	118	-
Total assets	79,212,302	33,565,185	52,701,461	121,973,798

Liabilities:
Derivative financial instruments, at fair value	-	3,520,341	8,520,509	3,170,798
Total liabilities	-	3,520,341	8,520,509	3,170,798
Net assets	$79,212,302	$30,044,844	$44,180,952	$118,803,000

Percentage of Master Fund held by GAIT	5.79%	3.87%	3.54%	10.79%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2014.

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Derivative financial instruments
Long contracts
Futures
Commodity		$17,369	0.02%
Foreign index		370,215	0.47%
Interest rate		84,225	0.11%
Total futures		471,809	0.60%

Swaps
Commodity		14,056	0.02%
Interest rate		1,710,322	2.16%
Total swaps		1,724,378	2.18%

Forwards
Foreign currency		3,936,331	4.97%
Total forwards		3,936,331	4.97%

Options (cost $79,741,153)
U.S. dollar / Japanese yen 04/08/14, $101.00 Call	1	5,457,433	6.89%
U.S. dollar / Japanese yen 07/17/14, $106.00 Call	5	6,117,114	7.72%
Other U.S. dollar / Japanese yen 04/03/14 - 11/10/14, $101.00 - $120.00 Call		5,462,814	6.90%
Other currency		15,735,233	19.87%
Commodity futures		1,763,115	2.23%
Foreign index futures		1,966,949	2.48%
U.S. 10-Year Future June 2014, $123.50 Put	10,000	9,062,500	11.44%
Other U.S. 10-Year Future May 2014, $117.75 - $123.50 Put		4,859,375	6.13%
Other interest rate futures		1,334,450	1.68%
U.S. index futures		3,300,000	4.17%
Total options		55,058,983	69.51%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as March 31, 2014.

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$27,610	0.03%
Foreign bond		34,132	0.04%
Interest rate		(105,625)	(0.12)%
U.S. Index		(4,063)	(0.01)%
Total futures		(47,946)	(0.06)%

Swaps
Commodity		25,200	0.03%
Interest rate		(3,625,416)	(4.58)%
Total swaps		(3,600,216)	(4.55)%

Forwards
Foreign currency		(1,052,572)	(1.33)%
Total forwards		(1,052,572)	(1.33)%

Options (proceeds $50,564,049)
Commodity Futures		(1,032,938)	(1.30)%
U.S. dollar / Japanese yen 04/08/14, $101.00 Call	1	(5,457,433)	(6.89)%
Other U.S. dollar / Japanese yen 04/03/14 - 07/17/14, $101.00 - $111.00 Call		(2,738,687)	(3.46)%
Other currency		(4,218,698)	(5.33)%
U.S. 10-Year future June 2014, $122.50 Put	(10,000)	(5,312,500)	(6.71)%
Other U.S. 10-Year Future May 2014, $121.00 - $122.50 Put		(1,437,500)	(1.81)%
Other interest rate futures		(1,184,383)	(1.50)%
U.S. index futures		(1,950,000)	(2.46)%
Total options		(23,332,139)	(29.46)%
Total derivative financial instruments		$33,158,628	41.86%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2014.

Description	Notional Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham Macro Directional LLC
Derivative financial instruments
Long contracts
Futures
Commodity		$62,500	0.21%
U.S. bond		334,906	1.11%
Total futures		397,406	1.32%

Forwards
Foreign currency		739,873	2.46%
Total forwards		739,873	2.46%

Options
Commodity futures		75,375	0.25%
Total options		75,375	0.25%

Short contracts
Futures
U.S. bond		(535,890)	(1.78)%
Total futures		(535,890)	(1.78)%

Forwards
U.S. dollar / South Korean won 04/21/14	KRW (214,595,000,000)	(1,655,758)	(5.51)%
Other U.S. dollar / South Korean won 04/07/14 - 04/24/14		(2,541,347)	(8.46)%
Total forwards		(4,197,105)	(13.97)%
Total derivative financial instruments		$(3,520,341)	(11.72)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2014.

Description	Number of Contracts / Notional Amount	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Global Monetary Policy LLC
Derivative financial instruments
Long contracts
Futures
Commodity		$484,603	1.09%
Foreign bond		357,467	0.81%
Foreign index		(448,739)	(1.02)%
90-day Eurodollar December 2015	27,000	(3,079,138)	(6.97)%
90-day Eurodollar June 2015 - March 2016		710,525	1.61%
3-month Euro / Swiss franc December 2014 - March 2015		7,070	0.02%
U.S. bond		525,045	1.19%
Total futures		(1,443,167)	(3.27)%

Forwards
Chinese yuan / U.S. dollar 04/10/14	CNY 943,950,000	2,405,647	5.44%
Chinese yuan / U.S. dollar 04/04/14 - 01/06/15		(2,754,836)	(6.23)%
Other foreign currency		236,856	0.54%
Total forwards		(112,333)	(0.25)%

Options (cost $6,242,152)
Euro / Swiss franc 04/11/14 - 07/08/14, $1.23-$1.25 Call		1,343,185	3.04%
Euro / Swiss franc 04/02/14 - 06/16/14, $1.16 Put		61,793	0.14%
Other foreign currency		1,153,212	2.61%
Total options		2,558,190	5.79%

Short contracts
Futures
Commodity		622,650	1.41%
Foreign bond		19,765	0.04%
Foreign index		(411,485)	(0.93)%
90-day Eurodollar December 2016	(13,000)	7,250,000	16.41%
90-day Eurodollar March 2015 - March 2016		(92,450)	(0.21)%
Other interest rate		(125,010)	(0.28)%
U.S. bond		35,969	0.08%
U.S. index		93,425	0.21%
Total futures		7,392,864	16.73%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2014.

Description	Notional Amount	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Global Monetary Policy LLC
Derivative financial instruments
Short contracts
Forwards
U.S. dollar / Chinese yuan 04/10/14	CNY (943,950,000)	$(3,224,579)	(7.31)%
Other U.S. dollar / Chinese yuan 04/04/14 - 01/06/15		1,616,151	3.66%
U.S. dollar / South Korean won 04/10/14 - 04/28/14		(2,383,309)	(5.39)%
Other foreign currency		865,760	1.96%
Total forwards		(3,125,977)	(7.08)%

Options (proceeds $21,920,475)
Euro / Swiss franc 04/07/14 - 07/08/14, $1.24 - $1.27 Call		(641,288)	(1.45)%
Euro / Swiss franc 01/23/14 - 03/27/14, $1.23 - $1.24 Call		(4,444,963)	(10.06)%
Total options		(5,086,251)	(11.51)%
Total derivative financial instruments		$183,326	0.41%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2014.

Description	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Derivative financial instruments
Long contracts
Futures
Soybeans May 2014	$7,096,907	5.98%
Other commodity	(4,145,597)	(3.49)%
Currency	64,725	0.05%
Foreign bond	1,155,999	0.97%
Foreign index	3,292,724	2.77%
Interest rate	(1,245,890)	(1.05)%
U.S. bond	844,446	0.71%
U.S. index	(1,094,385)	(0.92)%
Total futures	5,968,929	5.02%

Forwards
Foreign currency	(3,799,911)	(3.20)%
Total forwards	(3,799,911)	(3.20)%

Short contracts
Futures
Commodity	303,695	0.26%
Currency	(573,859)	(0.48)%
Foreign bond	(289,656)	(0.24)%
Foreign index	(2,392,423)	(2.02)%
Interest rate	558,028	0.47%
U.S. bond	(170,755)	(0.14)%
Total futures	(2,564,970)	(2.15)%

Forwards
Foreign currency	629,113	0.53%
Total forwards	629,113	0.53%
Total derivative financial instruments	$233,161	0.20%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of March 31, 2014:

	Graham Commodity Strategies LLC	Graham Macro Directional LLC	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.
Assets
Level 1:
U.S. bond futures	$-	$334,906	$616,170	$1,869,645
Foreign bond futures	34,132	-	465,268	1,910,110
Foreign index futures	370,215	-	153,731	3,427,772
Foreign index futures options	1,966,949	-	-	-
U.S. index futures	-	-	93,425	1,633,230
U.S. index futures options	3,300,000	-	-	-
Commodity futures	470,047	62,500	1,202,388	17,457,983
Commodity futures options	1,763,115	75,375	-	-
Commodity swaps	119,654	-	-	-
Interest rate futures	84,225	-	8,062,752	578,785
Interest rate futures options	15,256,325	-	-	-
Currency futures	-	-	-	110,588
Total Level 1	23,364,662	472,781	10,593,734	26,988,113

Level 2:
Foreign currency forwards	9,990,689	739,873	8,253,594	6,115,406
Foreign currency options	32,772,594	-	2,558,190	-
Interest rate swaps	1,710,322	-	-	-
Total Level 2	44,473,605	739,873	10,811,784	6,115,406
Total investment related assets	$67,838,267	$1,212,654	$21,405,518	$33,103,519

Liabilities
Level 1:
U.S. bond futures	$-	$(535,890)	$(55,156)	$(1,195,954)
Foreign bond futures	-	-	(88,036)	(1,043,767)
Foreign index futures	-	-	(1,013,955)	(2,527,471)
U.S. index futures	(4,063)	-	-	(2,727,615)
U.S. index futures options	(1,950,000)	-	-	-
Commodity futures	(425,068)	-	(95,135)	(14,202,978)
Commodity futures options	(1,032,938)	-	-	-
Commodity swaps	(80,398)	-	-	-
Interest rate futures	(105,625)	-	(3,391,755)	(1,266,647)
Interest rate futures options	(7,934,383)	-	-	-
Currency futures	-	-	-	(619,722)
Total Level 1	(11,532,475)	(535,890)	(4,644,037)	(23,584,154)

Level 2:
Foreign currency forwards	(7,106,930)	(4,197,105)	(11,491,904)	(9,286,204)
Foreign currency options	(12,414,818)	-	(5,086,251)	-
Interest rate swaps	(3,625,416)	-	-	-
Total Level 2	(23,147,164)	(4,197,105)	(16,578,155)	(9,286,204)
Total investment related liabilities	$(34,679,639)	$(4,732,995)	$(21,222,192)	$(32,870,358)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at March 31, 2014 categorized by primary underlying risk and is representative of the Derivative Instruments held by the Master Funds throughout the period. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Graham Commodity Strategies LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$50,727,651	850	$(24,188,463)	(320)	$470,047	$(425,068)
Options	28,496,158	4,131	(20,766,904)	(4,225)	1,763,115	(1,032,938)
Swaps	7,423,579	1,057	(997,200)	(21)	119,654	(80,398)
	86,647,388	6,038	(45,952,567)	(4,566)	2,352,816	(1,538,404)
Equity price
Futures	85,407,790	2,000	(2,330,625)	(25)	370,215	(4,063)
Options(a)	70,241,832	10,000	(73,498,590)	(6,000)	5,266,949	(1,950,000)
	155,649,622	12,000	(75,829,215)	(6,025)	5,637,164	(1,954,063)
Foreign currency exchange rate
Forwards	756,545,366	N/A	(962,151,995)	N/A	9,990,689	(7,106,930)
Options(a)	1,831,886,402	63	(1,120,332,500)	(55)	32,772,594	(12,414,818)
	2,588,431,768	63	(2,082,484,495)	(55)	42,763,283	(19,521,748)
Interest rate
Futures	322,759,051	1,461	(633,888,735)	(2,781)	118,357	(105,625)
Options(a)	1,041,633,969	39,500	(2,129,764,912)	(43,000)	15,256,325	(7,934,383)
Swaps	467,116,581	2	(438,445,591)	(3)	1,710,322	(3,625,416)
	1,831,509,601	40,963	(3,202,099,238)	(45,784)	17,085,004	(11,665,424)
Total	$4,662,238,379	59,064	$(5,406,365,515)	(56,430)	$67,838,267	$(34,679,639)

Aggregate fair value of derivative instruments subject to credit-risk related contingent features (as described in Note 2).						$(1,915,094)

(a) Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at March 31, 2014 categorized by primary underlying risk and is representative of the Derivative Instruments held by the Master Funds throughout the period. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Graham Macro Directional LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$5,020,000	200	$-	-	$62,500	$-
Options	654,609	80	-	-	75,375	-
	5,674,609	280	-	-	137,875	-
Foreign currency exchange rate
Forwards	170,739,872	N/A	(444,197,105)	N/A	739,873	(4,197,105)
	170,739,872	N/A	(444,197,105)	N/A	739,873	(4,197,105)
Interest rate
Futures	79,457,813	550	(304,757,906)	(2,562)	334,906	(535,890)
	79,457,813	550	(304,757,906)	(2,562)	334,906	(535,890)
Total	$255,872,294	830	$(748,955,011)	(2,562)	$1,212,654	$(4,732,995)

(a) Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at March 31, 2014 categorized by primary underlying risk and is representative of the Derivative Instruments held by the Master Funds throughout the period. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Graham Global Monetary Policy LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$32,328,500	350	$(16,777,425)	(205)	$1,202,388	$(95,135)
	32,328,500	350	(16,777,425)	(205)	1,202,388	(95,135)
Equity price
Futures	57,108,265	710	(95,758,687)	(900)	247,156	(1,013,955)
	57,108,265	710	(95,758,687)	(900)	247,156	(1,013,955)
Foreign currency exchange rate
Forwards	908,104,736	N/A	(943,694,798)	N/A	8,253,594	(11,491,904)
Options(a)	517,225,100	33	(62,878,900)	(21)	2,558,190	(5,086,251)
	1,425,329,836	33	(1,006,573,698)	(21)	10,811,784	(16,578,155)
Interest rate
Futures	11,254,167,684	47,385	(6,121,572,968)	(24,975)	9,144,190	(3,534,947)
	11,254,167,684	47,385	(6,121,572,968)	(24,975)	9,144,190	(3,534,947)
Total	$12,768,934,285	48,478	$(7,240,682,778)	(26,101)	$21,405,518	$(21,222,192)

(a) Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at March 31, 2014 categorized by primary underlying risk and is representative of the Derivative Instruments held by the Master Funds throughout the period. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$397,800,532	5,742	$(357,626,833)	(5,685)	$17,457,983	$(14,202,978)
	397,800,532	5,742	(357,626,833)	(5,685)	17,457,983	(14,202,978)

Equity price
Futures	580,690,508	6,031	(120,395,760)	(1,251)	5,061,002	(5,255,086)
	580,690,508	6,031	(120,395,760)	(1,251)	5,061,002	(5,255,086)

Foreign currency exchange rate
Forwards	1,111,552,643	N/A	(654,565,766)	N/A	6,115,406	(9,286,204)
Futures	19,681,988	189	(137,226,036)	(1,633)	110,588	(619,722)
	1,131,234,631	189	(791,791,802)	(1,633)	6,225,994	(9,905,926)

Interest rate
Futures	4,470,819,663	19,784	(1,371,156,208)	(7,876)	4,358,540	(3,506,368)
	4,470,819,663	19,784	(1,371,156,208)	(7,876)	4,358,540	(3,506,368)
Total	$6,580,545,334	31,746	$(2,640,970,603)	(16,445)	$33,103,519	$(32,870,358)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at March 31, 2014 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition.  Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$67,838,267	$(34,679,639)	$33,158,628	$-	$33,158,628
Derivative liabilities	(34,679,639)	34,679,639	-	-	-

Graham Macro Directional LLC[2]
Derivative assets	1,212,654	(1,212,654)	-	-	-
Derivative liabilities	(4,732,995)	1,212,654	(3,520,341)	3,520,341	-

Graham Global Monetary Policy LLC[3]
Derivative assets	21,405,518	(12,701,683)	8,703,835	-	8,703,835
Derivative liabilities	(21,222,192)	12,701,683	(8,520,509)	8,520,509	-

Graham K4D Trading Ltd.[4]
Derivative assets	33,103,519	(29,699,560)	3,403,959	-	3,403,959
Derivative liabilities	(32,870,358)	29,699,560	(3,170,798)	3,170,798	-

1 Net derivative asset amounts presented in the statement of financial condition are held with three counterparties. The Master Fund has not received collateral from these counterparties that is eligible to offset these derivative amounts as of March 31, 2014. There were no net derivative liability amounts held with any counterparties as of March 31, 2014. At March 31, 2014 additional collateral pledged in the amount of $43,415,504 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

2 Net derivative liability amounts presented in the statement of financial condition are held with two counterparties. The Master Fund has pledged offsetting collateral to both of these counterparties. There were no net derivative asset amounts held with any counterparties as of March 31, 2014. At March 31, 2014 additional collateral pledged in the amount of $30,044,844 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

3 Net derivative asset and liability amounts presented in the statement of financial condition are held with two counterparties. The Master Fund has pledged offsetting collateral to one of these counterparties. At March 31, 2014 additional collateral pledged in the amount of $35,476,999 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

4 Net derivative asset and liability amounts presented in the statement of financial condition are held with two counterparties. The Master Fund has pledged (received) offsetting collateral to (from) both of these counterparties. At March 31, 2014 additional collateral pledged in the amount of $114,569,041 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

The following table summarizes the results of operations of each Master Fund for the three month period ended March 31, 2014:

	Graham Commodity Strategies LLC	Graham Macro Directional LLC	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.

Net investment loss	$(16,904)	$(2,706)	$(15,351)	$(29,712)

Net realized loss on investments	(60,677,901)	(33,954,795)	(29,906,674)	(49,207,734)
Net decrease in unrealized appreciation on investments	(24,823,212)	(23,189,213)	(18,555,113)	(41,552,938)
Brokerage commissions and fees	(2,696,906)	(302,725)	(1,684,300)	(336,253)
Net loss on investments	(88,198,019)	(57,446,733)	(50,146,087)	(91,096,925)
Net loss	$(88,214,923)	$(57,449,439)	$(50,161,438)	$(91,126,637)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gross gains and losses on all financial instruments held by the Master Funds reported in net realized loss and net decrease in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three month period ended March 31, 2014:

	Graham Commodity Strategies LLC	Graham Macro Directional LLC	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$(10,973,148)	$2,779,058	$(870,593)	$(60,129,414)
Options	(1,226,372)	136,906	-	-
Swaps	(1,928,127)	-	-	-
	(14,127,647)	2,915,964	(870,593)	(60,129,414)
Equity price
Equities	(166,000)	-	-	(24,250)
Futures	3,048,083	(5,305,578)	(15,944,671)	(43,952,520)
Options	(8,422,645)	-	-	-
	(5,540,562)	(5,305,578)	(15,944,671)	(43,976,770)
Foreign currency exchange rate
Forwards	12,431,877	(45,345,490)	(38,464,833)	12,128,452
Futures	-	-	-	(2,625,688)
Options	(64,812,433)	(911,824)	6,927,752	-
	(52,380,556)	(46,257,314)	(31,537,081)	9,502,764
Interest rate
Futures	(10,030,331)	(8,497,080)	522,417	3,842,748
Options	178,223	-	(631,859)	-
Swaps	(3,600,240)	-	-	-
	(13,452,348)	(8,497,080)	(109,442)	3,842,748
Total	$(85,501,113)	$(57,144,008)	$(48,461,787)	$(90,760,672)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of December 31, 2013:

	Graham Commodity Strategies LLC (Delaware)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$129,230,754	$102,705,866	$127,824,315
Derivative financial instruments, at fair value	80,129,304	13,304,071	41,566,974
Exchange membership, at fair value	2,794,300	-	854,250
Dividends receivable	64,050	-	-
Other assets	-	118	-
Total assets	212,218,408	116,010,055	170,245,539

Liabilities:
Derivative financial instruments, at fair value	-	9,593,764	-
Total liabilities	-	9,593,764	-
Net assets	$212,218,408	$106,416,291	$170,245,539

Percentage of Master Fund held by GAIT	5.51%	5.20%	9.71%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2013.

Description	Notional Amount / Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Derivative financial instruments
Long contracts
Futures
Commodity		$(53,020)	(0.02)%
Foreign bond		(336,590)	(0.16)%
Foreign index		331,430	0.16%
Interest rate		(223,204)	(0.11)%
U.S. bond		(230,703)	(0.11)%
Total futures		(512,087)	(0.24)%

Swaps
Interest rate		(1,938,332)	(0.91)%
Total swaps		(1,938,332)	(0.91)%

Forwards
Japanese Yen / U.S. dollar 01/15/14	JPY 285,467,229,820	(14,084,520)	(6.64)%
Other Japanese Yen / U.S. dollar 01/06/14 – 01/07/14		(4,784,084)	(2.25)%
Other foreign currency		12,395,703	5.84%
Total forwards		(6,472,901)	(3.05)%

Options (cost $79,741,153)
U.S. dollar / Chinese yuan 03/07/14, $6.23 Put	4	11,882,525	5.60%
U.S. dollar / Chinese yuan 03/07/14, $6.30 Put	3	12,413,547	5.85%
U.S. dollar / Chinese yuan 03/07/14 - 06/04/14, $6.10 - $6.18 Put	6	10,914,033	5.14%
Other U.S. dollar / Chinese yuan 03/07/14 - 12/31/14, $6.10 - $6.17 Put		9,123,219	4.30%
U.S. dollar / Japanese yen 01/10/14, $101.00 Call	2	12,299,882	5.80%
U.S. dollar / Japanese yen 04/08/14, $101.00 Call	1	11,919,922	5.62%
U.S. dollar / Japanese yen 04/08/14, $104.00 Call	1	13,654,530	6.43%
Other U.S. dollar / Japanese yen 01/17/14 - 11/10/14, $102.50 - $123.00 Call		22,120,836	10.42%
Other U.S. dollar / Japanese yen 01/02/14 - 01/06/14, $103.00 Put		29,469	0.01%
Other currency		12,463,768	5.87%
Foreign bond futures		206,193	0.10%
Foreign index futures		3,813,777	1.80%
U.S. bond futures		781,250	0.37%
U.S. index futures		3,250,000	1.53%
Total options		124,872,951	58.84%

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
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$552,040	0.26%
Foreign bond		87,993	0.04%
Interest rate		6,976	0.00%
U.S. bond		(171,875)	(0.08)%
Total futures		475,134	0.22%

Swaps
Interest rate		360,353	0.17%
Total swaps		360,353	0.17%

Forwards
U.S. dollar / Japanese Yen 01/15/14	JPY (499,475,915,640)	33,411,262	15.74%
Other U.S. dollar / Japanese Yen 01/06/14 – 01/07/14		5,444,684	2.57%
Other foreign currency		(5,523,223)	(2.60)%
Total forwards		33,332,723	15.71%

Options (proceeds $50,564,049)
U.S. dollar / Chinese yuan 03/07/14, $6.23 Put	(4)	(11,882,525)	(5.60)%
U.S. dollar / Chinese yuan 03/07/14, $6.30 Put	(4)	(12,413,547)	(5.85)%
Other U.S. dollar / Chinese yuan 03/07/14 - 12/02/14, $5.98 - $6.17 Put		(3,500,628)	(1.65)%
U.S. dollar / Japanese yen 04/08/14, $101.00 Call	(1)	(11,919,922)	(5.62)%
Other U.S. dollar / Japanese yen 01/10/14 - 04/08/14, $102.50 - $114.00 Call		(20,135,817)	(9.48)%
Other currency		(9,823,598)	(4.63)%
U.S. bond		(312,500)	(0.15)%
Total options		(69,988,537)	(32.98)%
Total derivative financial instruments		$80,129,304	37.76%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2013.

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Global Monetary Policy LLC
Derivative financial instruments
Long contracts
Futures
Commodity		$128,850	0.12%
Foreign bond		802,342	0.75%
Foreign index		2,765,027	2.60%
Interest rate		(3,880,963)	(3.64)%
U.S. index		3,250,338	3.05%
Total futures		3,065,594	2.88%

Forwards
Foreign currency		3,290,191	3.09%
Total forwards		3,290,191	3.09%

Options (cost $6,242,152)
Foreign currency		2,049,584	1.93%
Total options		2,049,584	1.93%

Short contracts
Futures
Commodity		267,000	0.25%
Foreign bond		1,047,621	0.98%
Foreign index		(1,017,217)	(0.96)%
Interest rate		6,236,193	5.87%
U.S. bond		3,700,384	3.48%
Total futures		10,233,981	9.62%

Forwards
Foreign currency		(1,978,963)	(1.86)%
Total forwards		(1,978,963)	(1.86)%

Options (proceeds $21,920,475)
Euro / Swiss franc 01/15/14 - 06/16/14, $1.20 - $1.24 Put	15	(9,180,740)	(8.63)%
Euro / Swiss franc 01/23/14 - 03/27/14, $1.23 - $1.24 Call	9	(3,769,340)	(3.54)%
Total options		(12,950,080)	(12.17)%
Total derivative financial instruments		$3,710,307	3.49%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2013.

Description	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Derivative financial instruments
Long contracts
Futures
Commodity	$2,119,535	1.24%
Currency	338,275	0.20%
Foreign bond	(3,988,711)	(2.34)%
Foreign index	17,706,322	10.40%
Interest rate	(4,219,151)	(2.48)%
U.S. bond	(1,869,974)	(1.10)%
U.S. index	11,633,613	6.83%
Total futures	21,719,909	12.75%

Forwards
Foreign currency	3,567,368	2.10%
Total forwards	3,567,368	2.10%

Short contracts
Futures
Commodity	7,263,881	4.26%
Currency	272,861	0.16%
Foreign bond	1,615,436	0.95%
Foreign index	(2,864,926)	(1.68)%
Interest rate	316,308	0.19%
U.S. bond	3,636,948	2.14%
U.S. index	(149,710)	(0.09)%
Total futures	10,090,798	5.93%

Forwards
Foreign currency	6,188,899	3.64%
Total forwards	6,188,899	3.64%
Total derivative financial instruments	$41,566,974	24.42%

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

	Graham Commodity Strategies LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$1,023,155	27	$(86,736,500)	(875)	$555,340	$(56,320)
	1,023,155	27	(86,736,500)	(875)	555,340	(56,320)
Equity price
Futures	27,916,083	243	-	-	331,430	-
Options(a)	242,380,248	7,250	-	-	7,063,777	-
	270,296,331	7,493	-	-	7,395,207	-
Foreign currency exchange rate
Forwards	10,443,360,550	N/A	(10,140,658,387)	N/A	63,466,694	(36,606,872)
Options(a)	3,352,679,978	55	(3,877,669,196)	(60)	116,821,732	(69,676,038)
	13,796,040,528	55	(14,018,327,583)	(60)	180,288,426	(106,282,910)
Interest rate
Futures	4,218,339,506	8,393	(417,593,882)	(2,917)	94,969	(962,372)
Options(a)	73,143,121	5,500	(93,712,500)	(4,000)	987,443	(312,500)
Swaps	1,461,834,808	7	(1,461,834,808)	(7)	654,860	(2,232,839)
	5,753,317,435	13,900	(1,973,141,190)	(6,924)	1,737,272	(3,507,711)
Total	$19,820,677,449	21,475	$(16,078,205,273)	(7,859)	$189,976,245	$(109,846,941)

Aggregate fair value of derivative instruments subject to credit-risk related contingent features (as described in Note 2).						$(1,577,979)

(a) Notional amounts for options are based on the delta-adjusted positions.

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at December 31, 2013 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition.  Actual collateral pledged or received by the Master Fund may exceed these amounts.

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

Graham K4D Trading Ltd. [3]
Derivative assets	73,088,663	(31,521,689)	41,566,974	-	41,566,974
Derivative liabilities	(31,521,689)	31,521,689	-	-	-

1 Net derivative asset amounts presented in the statement of financial condition are held with three counterparties. The Master Fund has not received collateral from these counterparties that is eligible to offset these derivative amounts as of December 31, 2013. There were no net derivative liability amounts held with any counterparties as of December 31, 2013. At December 31, 2013 additional collateral pledged in the amount of $129,230,754 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

2 Net derivative asset and liability amounts presented in the statement of financial condition are held with two counterparties. The Master Fund has pledged offsetting collateral to one of these counterparties. At December 31, 2013 additional collateral pledged in the amount of $93,112,102 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

3 Net derivative asset amounts presented in the statement of financial condition are held with three counterparties. The Master Fund has not received collateral from these counterparties that is eligible to offset these derivative amounts as of December 31, 2013. There were no net derivative liability amounts held with any counterparties as of December 31, 2013. At December 31, 2013 additional collateral pledged in the amount of $127,824,315 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which range in maturity from one to twenty-one months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis. For the three months ended March 31, 2014, the total amount recognized by GAIT with respect to its investment in Cash Assets was $89,072. For the three months ended March 31, 2013, the total amount recognized by GAIT with respect to its investment in Cash Assets was $124,162. These amounts are included in interest income in the statements of operations and incentive allocation. At March 31, 2014 and December 31, 2013, GAIT owned approximately 4.81% and 4.36%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$649,437,197	$1,011,694,165
Investments in fixed income securities (cost $2,317,291,029 and $2,493,161,454, respectively)	2,317,291,029	2,493,161,454
Accrued interest receivable	7,830,396	6,806,338
Total assets	2,974,558,622	3,511,661,957

Liabilities:
Other liabilities	-	15,004
Total liabilities	-	15,004
Net assets	$2,974,558,622	$3,511,646,953

The following table summarizes the results of operations of Cash Assets for the three months ended March 31, 2014 and 2013:

	2014	2013
Investment income
Interest income	$1,923,369	$2,127,133
Total investment income	1,923,369	2,127,133

Expenses:
Bank fee expense	11,285	33,653
Total expenses	11,285	33,653
Net investment income	1,912,084	2,093,480
Net income	$1,912,084	$2,093,480

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of March 31, 2014:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $2,317,291,029)
United States
Government Bonds (cost $2,317,291,029)
U.S. Treasury 2.38% due 10/31/14	$150,000,000	$152,006,301	5.11%
Other U.S. Treasury 0.25% – 4.00% due 04/15/14 – 01/31/16		2,165,284,728	72.79%
Total Government Bonds		2,317,291,029	77.90%

Total Investments in Fixed Income Securities		$2,317,291,029	77.90%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2013:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $2,493,161,454)
United States
Government Bonds (cost $2,493,161,454)
U.S. Treasury 0.13% – 4.00% due 01/15/14 – 9/15/15	$2,475,000,000	$2,493,161,454	71.00%
Total Government Bonds		2,493,161,454	71.00%

Total Investments in Fixed Income Securities		$2,493,161,454	71.00%

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of December 31, 2013 and 2012:

	March 31, 2014	December 31, 2013
Assets
Level 2:
Fixed income securities
Government Bonds	$2,317,291,029	$2,493,161,454
Total fixed income securities	2,317,291,029	2,493,161,454
Total Level 2	2,317,291,029	2,493,161,454
Total assets	$2,317,291,029	$2,493,161,454

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

6. Fees and Related Party Transactions

Advisory Fees

For the three months ended March 31, 2014 and 2013 each Class of GAIT other than Class M pays the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

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

Class	Annual Rate

Class 0	0.75%
Class 2	2.75%

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

Administrator’s Fee

For the three months ended March 31, 2014 and 2013, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fee, including out-of-pocket expenses, incurred by GAIT for the three months ended March 31, 2014 was $54,230. The total administrator’s fee, including out-of-pocket expenses, incurred by GAIT for the three months ended March 31, 2013 was $82,841.

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

8. Financial Highlights

The following is the per unit operating performance calculation for the three month periods ended March 31, 2014 and 2013:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2012	$114.88	$90.29
Net income:
Net investment loss	(0.88)	(1.14)
Net gain on investments	8.47	6.65
Net income	7.59	5.51
Net asset value per unit, March 31, 2013	$122.47	$95.80

Net asset value per unit, December 31, 2013	$127.72	$98.41
Net loss:
Net investment loss	(0.76)	(1.05)
Net loss on investments	(12.93)	(9.93)
Net loss	(13.69)	(10.98)
Net asset value per unit, March 31, 2014	$114.03	$87.43

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three month periods ended March 31, 2014 and 2013:

	Class 0		Class 2
	2014	2013	2014	2013

Total return before Incentive Allocation	(10.72)%	6.61%	(11.16)%	6.10%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(10.72)%	6.61%	(11.16)%	6.10%

Net investment loss before Incentive Allocation	(0.63)%	(0.77)%	(1.13)%	(1.22)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.63)%	(0.77)%	(1.13)%	(1.22)%

Total expenses before Incentive Allocation	0.68%	0.79%	1.19%	1.27%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.68%	0.79%	1.19%	1.27%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the three month periods ended March 31, 2014 and 2013.

9. Subsequent Events

GAIT had subscriptions of approximately $5.7 million and redemptions of approximately $4.6 million through May 15, 2014, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

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

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our annual financial statements and the notes thereto for the fiscal year ended December 31, 2013 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission March 28, 2014. This discussion should also be read in conjunction with “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis. For the purposes of this filing beginning with Item 2, the term “Fund” shall include each of the Blended Strategies Portfolio of GAIF I, GAIT and the Master Funds in which they invest, unless the context implies otherwise. The Fund does not engage in the sale of goods or services. The Fund’s capital consists of capital contributions of the members, as increased or decreased by gains and losses from its investments in the Master Funds, interest, expenses and redemptions. Its only assets are its investments in the Master Funds. The Master Funds do not engage in the sale of goods or services. Their assets are comprised of the equity in their accounts with clearing brokers and OTC counterparties, in each case consisting of cash, open trade equity on derivatives and the net option premium paid or received. In the case of Graham Cash Assets LLC (“Cash Assets”), the assets consist of investments in debt obligations guaranteed by the U.S. federal government, as well as cash and cash equivalents.

For the three months ended March 31, 2014 the Blended Strategies Portfolio’s net asset value decreased by $12,587,713 or -12.7%.  The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $2,691,289 or 2.7% offset by redemptions totaling $4,503,624 or -4.5% and a net loss of $10,775,378 or -10.9%, for the period.

For the three months ended March 31, 2013 the Blended Strategies Portfolio’s net asset value decreased $18,103,430 or -10.8%. The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $2,296,886 or 1.4% and net income of $10,586,996 or 6.3% offset by redemptions totaling $30,987,312 or -18.5%, for the period.

(i)	Results of Operations

The Fund’s success depends primarily upon the Manager’s ability to recognize and capitalize on market trends in the different and varied sectors of the global financial markets in which it trades.

Index
2014 Summary

Three Months Ended March 31, 2014

For the three months ended March 31, 2014, the Blended Strategies Portfolio experienced net trading losses of $9,953,647. The trading results are attributable to the following sectors:

Agriculture / Softs	$(1,598,226)
Base metals	(101,263)
Energy	(1,345,672)
Equities	(2,923,974)
Foreign exchange	(2,631,146)
Long term / Intermediate rates	(313,593)
Precious metals	(869,397)
Short term rates	(170,376)
$(9,953,647)

The Blended Strategies Portfolio recorded a net loss for the first quarter of 2014.  The Portfolio recorded losses from positions in commodities, particularly in agriculture / softs with additional losses in the energy and metals markets. The Portfolio recorded losses from positions in equity index futures, particularly during January as global benchmark indices reversed and moved sharply lower. Performance was also impacted by currency trading as gains from the Canadian and New Zealand dollars were more than offset by losses from trading the Japanese yen, Australian dollar and European currencies.  In fixed income futures, the Portfolio recorded gains from positions on the long end of the yield curve in Europe.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended March 31, 2014, Advisory Fees decreased by $303,253 or -43.3%, Sponsor Fees decreased by $154,943 or -36.6%, and Administrator’s Fees decreased by $22,381 or -43.0% in the Fund over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio resulting from subscriptions offset by redemptions and a net loss for the period. During the same period, interest income decreased by $29,250 or -37.5%. Interest was earned on free cash at an average annualized yield of 0.26% for the three months ended March 31, 2014 compared to 0.23% for the same period in 2013.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended March 31, 2014 and 2013 the portfolio has not yet recovered previous losses. As a result, there was no Incentive Allocation for those periods.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of March 31, 2014 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	1,251.5%
Base metals	172.2%
Energy	(434.9)%
Equities	(83.0)%
Foreign exchange	(1,227.8)%
Long term / Intermediate rates	464.3%
Precious metals	(52.5)%
Short term rates	10.2%
100.0%

Index
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

Index
Blended Strategies Portfolio
March 31, 2014	12.35%
December 31, 2013	17.61%
March 31, 2013	19.18%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through March 31, 2014, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Use of Estimates – The Fund’s financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and all amounts are stated in U.S. dollars except where noted. The preparation of the financial statements requires the Manager to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Fund’s significant accounting policies are described in detail in Note 2 of the financial statements.

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

Investment Company – The Fund is an investment company and applies specialized accounting guidance as outlined in Financial Accounting Standards Board Accounting Standards Update 2013-08, Financial Services – Investment Companies (Topic 946), Amendments to the Scope, Measurement, and Disclosure Requirements. The Manager has evaluated this guidance and has determined the Fund meets the criteria to be classified as an investment company.

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

Index
Item 4. Controls and Procedures

Evaluation of Disclosure Control and Procedures

          The Advisor’s Chief Operating Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2014. Based on that evaluation, the Advisor’s Chief Operating Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2014, to ensure that information required to be disclosed by the Fund in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and made known to the Manager and the Fund’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to the Fund’s internal controls over financial reporting during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal controls over financial reporting.

Index
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None

Item 1A. Risk Factors
Not Required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended March 31, 2014, the Fund issued 24,076.078 Units in exchange for $2,691,289 with respect to the Blended Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”). The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder. All purchasers of the Units were accredited investors, as that term is defined under Rule 501 of Regulation D.

The following chart sets forth the purchases of Units of the Fund.

Blended Strategies Portfolio
Total
Number of
Period (as of)	Units Issued
January 1, 2014	2,233.133
February 1, 2014	2,092.414
March 1, 2014	19,750.531

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosures – None

Item 5. Other Information – None

Index
Item 6. Exhibits

** 3.1	Certificate of Formation of Graham Alternative Investment Fund I LLC
* 3.2	Amendment to Certificate of Formation of Graham Alternative Investment Fund I LLC
* 4.1	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC
** 10.1	Form of Subscription Agreement
** 10.2	Form of Placement Agreement
*** 10.10	Safekeeping Account Agreement between Graham Cash Assets LLC and Bank of America, N.A.
**** 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Operating Officer)
**** 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)
**** 32.1	Section 1350 Certification (Certification of Chief Operating Officer and Chief Financial Officer)
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

Dated: May 15, 2014	GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
BLENDED STRATEGIES PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

By: /s/ Paul Sedlack
Paul Sedlack, Chief Operating Officer

By: /s/ Brian Douglas
Brian Douglas, Chief Financial Officer