Form 10-Q
period 2014-09-30
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2014-11-14
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐  No ☒

As of November 1, 2014, 675,109.895 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC

BLENDED STRATEGIES PORTFOLIO
FORM 10-Q

Item 4.	Controls and Procedures	64

PART II - Other Information		65

Exhibits

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification

Index
PART I

Item 1.	Financial Statements

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Statements of Financial Condition

	September 30, 2014 (Unaudited)	December 31, 2013 (Audited)

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$84,965,394	$99,045,133
Redemption receivable from Graham Alternative Investment Trading LLC	6,638,045	3,619,464
Total assets	$91,603,439	$102,664,597

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$6,638,045	$3,619,464
Total liabilities	6,638,045	3,619,464

Members’ capital:
Class 0 Units (465,282.761 and 605,548.066 units issued and outstanding at $131.61 and $127.72, respectively)	61,234,992	77,340,803
Class 2 Units (237,554.201 and 220,552.039 units issued and outstanding at $99.89 and $98.41, respectively)	23,730,402	21,704,330
Total members’ capital	84,965,394	99,045,133
Total liabilities and members’ capital	$91,603,439	$102,664,597

See accompanying notes.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net gain (loss) allocated from investment in Graham Alternative Investment Trading LLC
Net realized gain (loss) on investments	$7,968,167	$(5,919,049)	$1,919,517	$10,989,075
Net increase (decrease) in unrealized appreciation on investments	4,288,027	2,590,408	1,836,951	(1,164,367)
Brokerage commissions and fees	(126,896)	(111,470)	(383,844)	(621,684)
Net gain (loss) allocated from investment in Graham Alternative Investment Trading LLC	12,129,298	(3,440,111)	3,372,624	9,203,024

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC
Investment income
Interest income	44,077	56,893	141,252	199,638

Expenses
Advisory fees	380,169	475,643	1,164,444	1,811,268
Sponsor fees	275,934	315,823	818,106	1,140,204
Professional fees and other	33,780	25,603	109,982	311,504
Administrator’s fees	30,028	35,274	89,760	134,760
Total expenses	719,911	852,343	2,182,292	3,397,736
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(675,834)	(795,450)	(2,041,040)	(3,198,098)
Net income (loss)	$11,453,464	$(4,235,561)	$1,331,584	$6,004,926

See accompanying notes.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Changes in Members’ Capital

For the nine months ended September 30, 2014 and 2013

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2012	1,241,639.087	$142,637,622	279,471.807	$25,234,372	$167,871,994
Subscriptions	40,708.235	4,965,000	6,942.297	651,886	5,616,886
Redemptions	(605,373.540)	(74,399,999)	(53,822.202)	(5,073,882)	(79,473,881)
Net income	–	5,797,769	–	207,157	6,004,926
Members’ capital, September 30, 2013	676,973.782	$79,000,392	232,591.902	$21,019,533	$100,019,925

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2013	605,548.066	$77,340,803	220,552.039	$21,704,330	$99,045,133
Subscriptions	24,884.030	2,920,787	61,551.245	5,413,720	8,334,507
Redemptions	(165,149.335)	(19,778,763)	(44,549.083)	(3,967,067)	(23,745,830)
Net income	–	752,165	–	579,419	1,331,584
Members’ capital, September 30, 2014	465,282.761	$61,234,992	237,554.201	$23,730,402	$84,965,394

See accompanying notes.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
	2014	2013
Cash flows provided by operating activities
Net income	$1,331,584	$6,004,926
Adjustments to reconcile net income to net cash provided by operating activities:
Net income allocated from investment in Graham Alternative Investment Trading LLC	(1,331,584)	(6,004,926)
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	20,727,249	90,594,683
Investments in Graham Alternative Investment Trading LLC	(8,334,507)	(5,616,886)
Net cash provided by operating activities	12,392,742	84,977,797

Cash flows used in financing activities
Subscriptions	8,334,507	5,616,886
Redemptions	(20,727,249)	(90,594,683)
Net cash used in financing activities	(12,392,742)	(84,977,797)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index
 Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements

September 30, 2014

1. Organization and Business

The Blended Strategies Portfolio (the “Fund”) is a series of Graham Alternative Investment Fund I LLC (“GAIF I”), a Delaware Series Limited Liability Company established through an amendment to the certificate of formation, effective March 28, 2013. GAIF I has two other series in addition to the Fund, Systematic Strategies Portfolio and Discretionary Strategies Portfolio. GAIF I closed the Discretionary Strategies Portfolio on June 30, 2014. Prior to March 28, 2013, GAIF I was organized as a Delaware Limited Liability Company which was formed on May 16, 2006 and commenced operations on August 1, 2006. Comparative information contained within these financial statements for periods prior to March 28, 2013 represent the data pertaining solely to the Blended Strategies Portfolio. GAIF I is a commodity pool, and as such is subject to the oversight and jurisdiction of the U.S. Commodity Futures Trading Commission (“CFTC”).

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

The Fund offers investors Class 0 and Class 2 units. The Fund invests all of its assets dedicated to trading in Graham Alternative Investment Trading LLC (“GAIT”), a Delaware Limited Liability Company which was formed on May 18, 2006 and commenced operations on August 1, 2006. GAIT invests in various master trading vehicles (“Master Funds”), all of which are managed by Graham Capital Management, L.P. (the “Advisor” or “Manager”). The Manager is the manager and the sole investment advisor of GAIT and the Fund. The Manager is registered as a Commodity Pool Operator and Commodity Trading Advisor with the U.S. CFTC and is a member of the National Futures Association. The Manager is also registered as a Registered Investment Advisor with the Securities and Exchange Commission. The Fund’s Units are registered under the Securities Exchange Act of 1934.

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

At September 30, 2014 and December 31, 2013, the Fund owned 55.53% and 54.85%, respectively of GAIT.

Fair Value

The fair value of the assets and liabilities of the Fund and GAIT, which qualify as financial instruments under U.S. GAAP, approximates the carrying amounts presented in the statements of financial condition. Changes in these carrying amounts are included in the statements of operations.

The Fund follows U.S. GAAP for fair value measurements, which defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. The Fund reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. U.S. GAAP uses a three level hierarchy for fair value measurement based on the activeness of the market and the transparency and independence of inputs used in the valuation of an asset or liability as of the measurement date.

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

In accordance with this hierarchy, the Fund’s investment in GAIT has been classified as a Level 2 valuation. There were no Level 3 assets or liabilities held at any point during the nine months ended September 30, 2014 or the year ended December 31, 2013 by the Fund, GAIT, or the Master Funds, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

Redemption Fees

Class 2 Units are subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Class 0 Units are not subject to a redemption fee. Redemption fees are payable to the Manager upon redemption of Units from the proceeds of such redemption. Redemption fees of $0 and $4,244 were paid to the Manager for the nine months ended September 30, 2014 and 2013, respectively, and are included as redemptions in the statements of changes in members’ capital.

4. Fees and Related Party Transactions

Advisory Fees

For the nine months ended September 30, 2014 and 2013, each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

Index
 Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

4. Fees and Related Party Transactions (continued)

Sponsor Fees

For the nine months ended September 30, 2014 and 2013, each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the three months ended March 31, 2013, the annual rate listed below for Class 2 comprised a Sponsor Fee of 0.75% and selling agent fee (the “Selling Agent Fee”) of 2%, which was used to compensate selling agents for initial and on-going services to the Fund. Subsequent to March 31, 2013, the Sponsor Fee and the Selling Agent Fee were combined to form the Sponsor Fee listed in the table below.

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

Administrator’s Fee

For the nine months ended September 30, 2014 and 2013, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT.

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

6. Financial Highlights

The following is the per unit operating performance calculation for the three month periods ended September 30, 2014 and 2013:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, June 30, 2013	$121.13	$94.28
Net loss:
Net investment loss	(0.76)	(1.06)
Net loss on investments	(3.67)	(2.85)
Net loss	(4.43)	(3.91)
Net asset value per unit, September 30, 2013	$116.70	$90.37

Net asset value per unit, June 30, 2014	$115.00	$87.73
Net income:
Net investment loss	(0.81)	(1.07)
Net gain on investments	17.42	13.23
Net income	16.61	12.16
Net asset value per unit, September 30, 2014	$131.61	$99.89

Index
 Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average members’ capital and total return for the three month periods ended September 30, 2014 and 2013:

	Class 0		Class 2
	2014	2013	2014	2013

Total return before Incentive Allocation	14.44%	(3.66)%	13.86%	(4.15)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	14.44%	(3.66)%	13.86%	(4.15)%

Net investment loss before Incentive Allocation	(0.68)%	(0.63)%	(1.18)%	(1.12)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.68)%	(0.63)%	(1.18)%	(1.12)%

Total expenses before Incentive Allocation	0.74%	0.69%	1.23%	1.20%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.74%	0.69%	1.23%	1.20%

The following is the per unit operating performance calculation for the nine month periods ended September 30, 2014 and 2013:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2012	$114.88	$90.29
Net income:
Net investment loss	(2.50)	(3.33)
Net gain on investments	4.32	3.41
Net income	1.82	0.08
Net asset value per unit, September 30, 2013	$116.70	$90.37

Net asset value per unit, December 31, 2013	$127.72	$98.41
Net income:
Net investment loss	(2.33)	(3.18)
Net gain on investments	6.22	4.66
Net income	3.89	1.48
Net asset value per unit, September 30, 2014	$131.61	$99.89

Index
 Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average members’ capital and total return for the nine month periods ended September 30, 2014 and 2013:

	Class 0		Class 2
	2014	2013	2014	2013

Total return before Incentive Allocation	3.04%	1.58%	1.51%	0.09%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	3.04%	1.58%	1.51%	0.09%

Net investment loss before Incentive Allocation	(1.97)%	(2.11)%	(3.50)%	(3.57)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(1.97)%	(2.11)%	(3.50)%	(3.57)%

Total expenses before Incentive Allocation	2.13%	2.27%	3.67%	3.73%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	2.13%	2.27%	3.67%	3.73%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total members’ capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital for Class 0 and Class 2 Units of the Fund for the three and nine month periods ended September 30, 2014 and 2013.

7. Subsequent Events

The Fund had subscriptions of approximately $0.5 million and redemptions of approximately $4.1 million through November 14, 2014, the date through which subsequent events were evaluated by management.  These amounts have not been included in the financial statements.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	September 30, 2014 (Unaudited)	December 31, 2013 (Audited)
Assets
Investments in Master Funds, at fair value	$29,321,869	$33,759,212
Investment in Graham Cash Assets LLC, at fair value	132,377,412	153,099,740
Receivable from Master Funds	-	2,695
Total assets	$161,699,281	$186,861,647

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$8,169,800	$5,589,666
Accrued advisory fees	231,022	276,022
Accrued sponsor fees	170,112	187,789
Accrued professional fees	79,760	203,102
Accrued administrator’s fee	18,368	20,714
Payable to Master Funds	19,956	7,249
Total liabilities	8,689,018	6,284,542

Members’ capital:
Class 0 Units (831,987.044 and 1,093,036.786 units issued and outstanding at $131.61 and $127.72 per unit, respectively)	109,496,244	139,603,019
Class 2 Units (425,927.030 and 407,013.551 units issued and outstanding at $99.89 and $98.41 per unit, respectively)	42,547,859	40,053,854
Class M Units (4,671.470 and 4,671.470 units issued and outstanding at $206.82 and $196.99 per unit, respectively)	966,160	920,232
Total members’ capital	153,010,263	180,577,105
Total liabilities and members’ capital	$161,699,281	$186,861,647

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	September 30, 2014 (Unaudited)		December 31, 2013 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$14,487,048	9.47%	$11,687,704	6.47%
Graham Global Monetary Policy LLC	–	–	5,538,724	3.07%
Graham K4D Trading Ltd.	14,834,821	9.69%	16,532,784	9.16%
Total investments in Master Funds	$29,321,869	19.16%	$33,759,212	18.70%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net gain (loss) allocated from investments in Master Funds
Net realized gain (loss) on investments	$14,018,712	$(10,653,483)	$2,989,054	$15,598,439
Net increase (decrease) in unrealized appreciation on investments	7,541,370	4,654,629	2,990,483	(1,456,947)
Brokerage commissions and fees	(223,075)	(200,801)	(686,758)	(1,032,426)
Net gain (loss) allocated from investments in Master Funds	21,337,007	(6,199,655)	5,292,779	13,109,066

Net investment loss allocated from investments in Master Funds	(14,194)	(7,460)	(48,642)	(23,961)

Investment income
Interest income	77,478	102,458	252,848	335,724
Total investment income	77,478	102,458	252,848	335,724

Expenses
Advisory fees	664,387	852,870	2,072,582	3,028,616
Sponsor fees	486,701	568,766	1,469,837	1,941,753
Administrator’s fees	52,785	63,526	160,567	226,120
Professional fees and other	45,155	38,516	148,056	479,690
Total expenses	1,249,028	1,523,678	3,851,042	5,676,179
Net investment loss of the Fund	(1,171,550)	(1,421,220)	(3,598,194)	(5,340,455)

Net income (loss)	20,151,263	(7,628,335)	1,645,943	7,744,650

Incentive allocation	–	–	–	–

Net income (loss) available for pro-rata allocation to all members	$20,151,263	$(7,628,335)	$1,645,943	$7,744,650

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the nine months ended September 30, 2014 and 2013

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2012	1,922,696.211	$220,876,439	483,129.319	$43,623,249	4,671.470	$806,295	$265,305,983
Subscriptions	56,996.343	6,920,000	20,155.025	1,896,683	–	–	8,816,683
Redemptions	(760,799.085)	(93,032,569)	(78,934.223)	(7,409,843)	–	–	(100,442,412)
Incentive allocation	–	–	–	–	–	–	–
Net income	–	7,476,614	–	238,814	–	29,222	7,744,650
Members’ capital, September 30, 2013	1,218,893.469	$142,240,484	424,350.121	$38,348,903	4,671.470	$835,517	$181,424,904

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2013	1,093,036.786	$139,603,019	407,013.551	$40,053,854	4,671.470	$920,232	$180,577,105
Subscriptions	43,982.787	5,119,787	90,020.783	8,039,515	–	–	13,159,302
Redemptions	(305,032.529)	(36,018,540)	(71,107.304)	(6,353,547)	–	–	(42,372,087)
Incentive allocation	–	–	–	–	–	–	–
Net income	–	791,978	–	808,037	–	45,928	1,645,943
Members’ capital, September 30, 2014	831,987.044	$109,496,244	425,927.030	$42,547,859	4,671.470	$966,160	$153,010,263

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
	2014	2013
Cash flows provided by operating activities
Net income	$1,645,943	$7,744,650
Adjustments to reconcile net income to net cash provided by operating activities:
Net income allocated from investments in Master Funds	(5,244,137)	(13,085,105)
Net income allocated from investment in Graham Cash Assets LLC	(252,848)	(335,724)
Proceeds from sale of investments in Master Funds	179,274,652	231,980,828
Proceeds from sale of investments in Graham Cash Assets LLC	142,348,843	257,264,825
Investments in Master Funds	(169,577,770)	(198,525,687)
Investments in Graham Cash Assets LLC	(121,373,667)	(175,262,636)
Changes in assets and liabilities:
Accrued commission reimbursements	–	165,510
Accrued brokerage fees	–	(568,525)
Accrued advisory fees	(45,000)	(221,300)
Accrued sponsor fees	(17,677)	(64,853)
Accrued professional fees	(123,342)	230,964
Accrued administrator’s fee	(2,346)	19,976
Net cash provided by operating activities	26,632,651	109,342,923

Cash flows used in financing activities
Subscriptions	13,159,302	8,816,683
Redemptions	(39,791,953)	(118,159,606)
Net cash used in financing activities	(26,632,651)	(109,342,923)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental non cash operating activities

Investments and proceeds related to investments in Master Funds consolidated into Graham Commodity Strategies LLC not included above:  $6,005,778 (See Note 2)

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

September 30, 2014

1. Organization and Business

Graham Alternative Investment Trading LLC (“GAIT”) was formed on May 18, 2006, commenced operations on August 1, 2006 and is organized as a Delaware Limited Liability Company. Graham Capital Management, L.P. (the “Managing Member” or “Manager”) is the Managing Member and the sole investment advisor. The Managing Member is registered as a Commodity Pool Operator and Commodity Trading Advisor with the U.S. Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association. The Managing Member is also registered as a Registered Investment Advisor with the Securities and Exchange Commission. GAIT is a commodity pool, and as such is subject to the oversight and jurisdiction of the U.S. CFTC.

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

Graham Alternative Investment Fund I LLC Blended Strategies Portfolio and Graham Alternative Investment Fund II LLC Blended Strategies Portfolio are the primary investors of GAIT. Graham Alternative Investment III Ltd. was an investor of GAIT for the period from January 1, 2014 through its closing on June 30, 2014.

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

During the period ended September 30, 2014 certain Master Funds in which GAIT invested consolidated their assets under Graham Commodity Strategies LLC and then ceased operations. The dates of the consolidation were as follows:

Master Fund	Consolidation Date
Graham Macro Directional LLC	August 21, 2014
Graham Global Monetary Policy LLC	August 26, 2014

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

In accordance with this hierarchy, GAIT’s investments in Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been classified as Level 2. These investments are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the nine months ended September 30, 2014 or the year ended December 31, 2013 by GAIT, the Master Funds, or Cash Assets, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

Swap Contracts

The Master Funds may enter into various swap contracts in an attempt to take advantage of changes in interest rates and asset values. Exchange traded interest rate swap contracts are executed on an exchange which requires margin deposits with a Central Clearing Counterparty (“CCP”). Subsequent payments are made or received by the Master Funds each day, depending on the daily fluctuations in the value of the contract. These changes in valuation are recorded for financial statement purposes as unrealized gains or losses by the Master Funds. Relative to over-the-counter interest rate swap contracts, exchange traded interest rate swap contracts provide reduced counterparty risk since they are exchange-traded and the exchange’s clearinghouse guarantees against default. The Commodity Exchange Act requires a CCP to segregate all funds received from such CCP’s customers in respect of exchange traded interest rate swaps. If the CCP were not to do so to the full extent required by law, the assets of the Master Funds might not be fully protected in the event of the bankruptcy or insolvency of the CCP. In that case, the Master Funds would be limited to recovering only a pro rata share of all available funds segregated on behalf of the CCP’s combined customer accounts, even though certain property specifically traceable to the Master Funds is held by the CCP. In addition, in the event of bankruptcy or insolvency of an exchange or an affiliated clearing house, the Master Funds could experience a loss of funds deposited through its CCP as margin with such exchange or affiliated clearing house, the loss of unrealized profits on its open positions, and the loss of funds owed to it as realized profits on closed positions. All funds deposited with both U.S. and non-U.S. CCPs are included in due from brokers on the statements of financial condition. Over the counter swap contracts are not guaranteed by an exchange or an affiliated clearing house or regulated by any U.S. or foreign government authorities. Failure of a counterparty to meet its obligation under the terms of the swap contract could result in the loss of any unrealized gains on open positions. It may not be possible to dispose of or close out a swap position without the consent of the counterparty, and the Master Funds may not be able to enter into an offsetting contract in order to cover its risk. Over the counter swaps are subject to the International Swap and Derivative Association (“ISDA”) Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets, and provide limits with respect to any decline in the Master Funds’ net asset value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to the swaps could demand liquidation of outstanding swap positions.

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

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX memberships and the shares of the CME Group at fair value. As of September 30, 2014 and December 31, 2013, the two NYMEX memberships were valued at $507,000 and $440,500, respectively, and the 30,000 shares of CME Group were valued at $2,398,650 and $2,353,800, respectively, both of which are contained within Exchange membership, at fair value on Graham Commodity Strategies LLC’s statements of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Chicago Board of Trade Membership

Graham K4D Trading Ltd. is a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat. Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of September 30, 2014 and December 31, 2013, the B-1/Full memberships were valued at $536,000 and $547,000, respectively, and the B-2/Associate memberships were valued at $95,250 and $87,250, respectively, both of which are included in Exchange membership, at fair value on the statements of financial condition. Additionally, Graham K4D Trading Ltd. owns a Chicago Mercantile Exchange seat valued at $305,000 and $220,000 at September 30, 2014 and December 31, 2013, respectively, which is also included in Exchange membership, at fair value on the statements of financial condition of Graham K4D Trading Ltd.

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds

As of September 30, 2014 and December 31, 2013, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members’ capital are individually identified, while smaller investments are aggregated under the caption “Other Global Macro Funds.” The number of Master Funds included for the period in each aggregated category is disclosed parenthetically next to each name. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

September 30, 2014
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (three months then ended)	Net Income (loss) (nine months then ended)

Systematic Macro Funds
Graham K4D Trading Ltd.	9.69%	$14,834,821	$5,752,759	$3,535,124

Global Macro Funds
Graham Commodity Strategies LLC	9.47%	14,487,048	14,332,744	6,598,154
Other Global Macro Funds (2)	0.00%	-	1,237,310	(4,889,141)
	19.16%	$29,321,869	$21,322,813	$5,244,137

December 31, 2013
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss) (three months ended September 30, 2013)	Net Income (nine months ended September 30, 2013)

Systematic Macro Funds
Graham K4D Trading Ltd.	9.16%	$16,532,784	$3,757,481	$9,396,030

Global Macro Funds
Graham Commodity Strategies LLC	6.47%	11,687,704	(6,877,034)	2,111,065
Other Global Macro Funds (1)	3.07%	5,538,724	(3,087,562)	1,578,010
	18.70%	$33,759,212	$(6,207,115)	$13,085,105

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of September 30, 2014:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$256,486,730	$69,231,893
Derivative financial instruments, at fair value	71,757,554	71,128,726
Exchange membership, at fair value	2,905,650	936,250
Dividends receivable	9,870	-
Total assets	331,159,804	141,296,869

Liabilities:
Derivative financial instruments, at fair value	1,858,701	-
Due to brokers	-	-
Total liabilities	1,858,701	-
Net assets	$329,301,103	$141,296,869

Percentage of Master Fund held by GAIT	4.40%	10.50%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2014.

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Derivative financial instruments
Long contracts
Futures
Commodity		$(16,567,082)	(5.03)%
Foreign bond		193,739	0.06%
Foreign index		210,930	0.06%
Interest rate		323,091	0.10%
U.S. bond		(105,016)	(0.03)%
U.S. index		(163,100)	(0.05)%
Total futures		(16,107,438)	(4.89)%

Swaps
Interest rate		(6,001,762)	(1.82)%
Total swaps		(6,001,762)	(1.82)%

Forwards
Foreign currency		(28,535,348)	(8.67)%
Total forwards		(28,535,348)	(8.67)%

Options (cost $123,492,849)
Commodity futures		33,810,707	10.27%
Australian dollar / U.S. dollar 10/10/14 - 12/16/14, $0.87 - $0.90 Put	9	19,871,981	6.04%
Euro / U.S. dollar 10/07/14 - 08/17/15, $1.20 - $1.33 Put	29	99,764,071	30.30%
U.S. dollar / Swiss franc 11/07/14 - 12/19/14, $0.93 - $0.97 Call	12	23,099,177	7.01%
U.S. dollar / Japanese yen 10/17/14 - 03/23/15, $105.50 - $112.85 Call	23	61,318,868	18.62%
Other currency		30,519,161	9.27%
Interest rate futures		5,557,724	1.69%
U.S. index futures		576,250	0.17%
Total options		274,517,939	83.37%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as September 30, 2014.

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$18,055,619	5.49%
Foreign bond		(971,503)	(0.30)%
Foreign index		243,846	0.07%
Interest rate		204,259	0.06%
U.S. bond		218,657	0.07%
U.S. index		1,450,375	0.44%
Total futures		19,201,253	5.83%

Swaps
Commodity		(286,500)	(0.09)%
Interest rate		912,620	0.28%
Total swaps		626,120	0.19%

Forwards
Foreign currency		30,334,130	9.21%
Total forwards		30,334,130	9.21%

Options (proceeds $113,774,515)
Commodity futures		(39,652,842)	(12.04)%
Euro / U.S. dollar 10/02/14 - 03/17/15, $1.23 - $1.32 Put	32	(63,196,851)	(19.19)%
U.S. dollar / Japanese yen 10/17/14 - 03/23/15, $105.00 - $114.50 Call	22	(43,992,640)	(13.36)%
Other currency		(54,854,732)	(16.66)%
Interest rate futures		(2,377,726)	(0.72)%
U.S. Index		(61,250)	(0.02)%
Total options		(204,136,041	(61.99)%
Total derivative financial instruments		$69,898,853	21.23%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2014.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Derivative financial instruments
Long contracts
Futures
Commodity		$(7,675,518)	(5.43)%
Currency		1,909,080	1.35%
Foreign bond		5,849,530	4.14%
Foreign index		(43,036)	(0.03)%
Interest rate		342,402	0.24%
U.S. bond		(1,638,175)	(1.16)%
U.S. index		(3,290,119)	(2.33)%
Total futures		(4,545,836)	(3.22)%

Forwards
Foreign currency		(13,536,351)	(9.58)%
Total forwards		(13,536,351)	(9.58)%

Short contracts
Futures
Corn December 2014	(1,956)	8,848,222	6.26%
Wheat December 2014	(1,834)	10,180,435	7.21%
Commodity		29,562,645	20.92%
Currency		1,567,945	1.11%
Foreign bond		(378,401)	(0.27)%
Foreign index		365,144	0.26%
Interest rate		665,227	0.47%
U.S. bond		131,400	0.10%
U.S. index		606,807	0.43%
Total futures		51,549,424	36.49%

Forwards
Foreign currency		37,661,489	26.65%
Total forwards		37,661,489	26.65%
Total derivative financial instruments		$71,128,726	50.34%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of September 30, 2014:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$21,919,942	$51,016,846
Commodity futures options	33,930,707	-
Commodity swaps	524,875	-
Currency futures	-	3,780,415
Foreign bond futures	194,611	7,321,917
Foreign index futures	1,219,678	4,579,983
Interest rate futures	836,493	1,196,635
Interest rate futures options	5,557,724	-
U.S. bond futures	421,266	224,116
U.S. index futures	1,453,500	609,569
U.S. index futures options	576,250	-
Total Level 1	66,635,046	68,729,481

Level 2:
Foreign currency forwards	35,579,571	37,805,112
Foreign currency options	234,573,258	-
Interest rate swaps	912,620	-
Total Level 2	271,065,449	37,805,112
Total investment related assets	$337,700,495	$106,534,593

Liabilities
Level 1:
Commodity futures	$(20,431,405)	$(10,101,062)
Commodity futures options	(39,772,842)	-
Commodity swaps	(811,375)	-
Currency futures	-	(303,390)
Foreign bond futures	(972,375)	(1,850,788)
Foreign index futures	(764,902)	(4,257,875)
Interest rate futures	(309,143)	(189,006)
Interest rate futures options	(2,377,726)	-
U.S. bond futures	(307,625)	(1,730,891)
U.S. index futures	(166,225)	(3,292,881)
U.S. index futures options	(61,250)	-
Total Level 1	(65,974,868)	(21,725,893)

Level 2:
Foreign currency forwards	(33,780,789)	(13,679,974)
Foreign currency options	(162,044,223)	-
Interest rate swaps	(6,001,762)	-
Total Level 2	(201,826,774)	(13,679,974)
Total investment related liabilities	$(267,801,642)	$(35,405,867)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts, number of contracts, and fair value of derivative contracts held by the Master Funds at September 30, 2014 categorized by primary underlying risk and is representative of the derivative instruments held by the Master Funds throughout the period. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Graham Commodity Strategies LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$268,630,568	3,230	$(369,698,201)	(5,660)	$21,919,942	$(20,431,405)
Options(a)	272,054,706	13,303	(338,483,800)	(17,275)	33,930,707	(39,772,842)
Swaps	-	-	(48,924,000)	(4,800)	524,875	(811,375)
	540,685,274	16,533	(757,106,001)	(27,735)	56,375,524	(61,015,622)
Equity price
Futures	124,736,858	1,512	(268,034,402)	(2,887)	2,673,178	(931,127)
Options(a)	5,713,935	2	(29,522,026)	(3)	576,250	(61,250)
	130,450,793	1,514	(297,556,428)	(2,890)	3,249,428	(992,377)
Foreign currency exchange rate
Forwards	1,525,083,131	N/A	(1,807,138,092)	N/A	35,579,571	(33,780,789)
Options(a)	7,368,959,578	139	(7,243,200,245)	(146)	234,573,258	(162,044,223)
	8,894,042,709	139	(9,050,338,337)	(146)	270,152,829	(195,825,012)
Interest rate
Futures	4,811,073,812	18,258	(2,510,105,204)	(11,351)	1,452,370	(1,589,143)
Options(a)	1,483,144,663	18	(2,473,157,345)	(19)	5,557,724	(2,377,726)
Swaps	1,258,329,586	7	(1,258,329,586)	(7)	912,620	(6,001,762)
	7,552,548,061	18,283	(6,241,592,135)	(11,377)	7,922,714	(9,968,631)
Total	$17,117,726,837	36,469	$(16,346,592,901)	(42,148)	$337,700,495	$(267,801,642)

Aggregate fair value of derivative instruments subject to credit-risk related contingent features (as described in Note 2).						$(5,375,642)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts, number of contracts, and fair value of derivative contracts held by the Master Funds at September 30, 2014 categorized by primary underlying risk and is representative of the derivative instruments held by the Master Funds throughout the period. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$262,927,295	4,069	$(730,958,673)	(12,246)	$51,016,846	$(10,101,062)
	262,927,295	4,069	(730,958,673)	(12,246)	51,016,846	(10,101,062)

Equity price
Futures	828,682,906	9,286	(55,148,854)	(586)	5,189,552	(7,550,756)
	828,682,906	9,286	(55,148,854)	(586)	5,189,552	(7,550,756)

Foreign currency exchange rate
Forwards	754,252,020	N/A	(1,583,354,524)	N/A	37,805,112	(13,679,974)
Futures	174,679,359	1,944	(83,017,560)	(669)	3,780,415	(303,390)
	928,931,379	1,944	(1,666,372,084)	(669)	41,585,527	(13,983,364)

Interest rate
Futures	5,764,106,720	30,432	(1,657,675,266)	(7,435)	8,742,668	(3,770,685)
	5,764,106,720	30,432	(1,657,675,266)	(7,435)	8,742,668	(3,770,685)
Total	$7,784,648,300	45,731	$(4,110,154,877)	(20,936)	$106,534,593	$(35,405,867)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at September 30, 2014 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition.  Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$337,700,495	$(265,942,941)	$71,757,554	$-	$71,757,554
Derivative liabilities	(267,801,642)	265,942,941	(1,858,701)	1,858,701	-

Graham K4D Trading Ltd.[2]
Derivative assets	106,534,593	(35,405,867)	71,128,726	-	71,128,726
Derivative liabilities	(35,405,867)	35,405,867	-	-	-

1 Net derivative asset and liability amounts presented in the statement of financial condition are held with three counterparties. The Master Fund has pledged offsetting collateral to one of these counterparties that is eligible to offset the derivative liability amount as of September 30, 2014. At September 30, 2014 additional collateral pledged in the amount of $254,628,029 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

2 Net derivative asset amounts presented in the statement of financial condition are held with two counterparties. The Master Fund did not receive collateral from these counterparties that may have been used to offset these derivative amounts as of September 30, 2014. At September 30, 2014 additional collateral pledged in the amount of $69,231,893 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three and nine month periods ended September 30, 2014:

	Three Months Ended September 30, 2014
	Graham Commodity Strategies LLC	Graham Global Monetary Policy LLC *	Graham K4D Trading Ltd.	Graham Macro Directional LLC **

Net investment loss	$(8,345)	$(1,984)	$(24,555)	$(19,401)

Net realized gain (loss) on investments	242,727,655	(2,745,543)	17,198,682	41,231,330
Net increase (decrease) in unrealized appreciation on investments	85,512,029	3,051,230	37,132,200	(12,799,692)
Brokerage commissions and fees	(3,452,347)	(806,770)	(294,946)	(313,883)
Net gain (loss) on investments	324,787,337	(501,083)	54,035,936	28,117,755
Net income (loss)	$324,778,992	$(503,067)	$54,011,381	$28,098,354

* - For the period from July 1, 2014 through August 26, 2014
** - For the period from July 1, 2014 through August 21, 2014

	Nine Months Ended September 30, 2014
	Graham Commodity Strategies LLC	Graham Global Monetary Policy LLC *	Graham K4D Trading Ltd.	Graham Macro Directional LLC **

Net investment loss	$(33,512)	$(22,173)	$(63,389)	$(28,701)

Net realized loss on investments	164,279,172	(57,094,567)	(1,429,215)	(44,103,713)
Net increase (decrease) in unrealized appreciation on investments	39,370,150	(23,545,189)	29,540,503	(22,432,629)
Brokerage commissions and fees	(8,560,074)	(3,839,651)	(907,459)	(1,191,772)
Net gain (loss) on investments	195,089,248	(84,479,407)	27,203,829	(67,728,114)
Net income (loss)	$195,055,736	$(84,501,580)	$27,140,440	$(67,756,815)

* - For the period from January 1, 2014 through August 26, 2014
** - For the period from January 1, 2014 through August 21, 2014

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gross gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three month period ended September 30, 2014:

	Graham Commodity Strategies LLC	Graham Global Monetary Policy LLC *	Graham K4D Trading Ltd.	Graham Macro Directional LLC **
Commodity price
Futures	$503,663	$(141,637)	$4,995,681	$(716,138)
Options	891,208	-	-	(4,500)
Swaps	(2,633,630)	-	-	-
	(1,238,759)	(141,637)	4,995,681	(720,638)
Equity price
Equities	347,150	-	42,250	-
Futures	3,087,606	(4,593,659)	(8,674,499)	(1,508,902)
Options	(1,111,928)	-	-	-
	2,322,828	(4,593,659)	(8,632,249)	(1,508,902)
Foreign currency exchange rate
Forwards	219,296,154	(55,759)	31,526,278	24,434,098
Futures	561,561	-	5,178,328	-
Options	116,221,458	577,467	-	-
	336,079,173	521,708	36,704,606	24,434,098
Interest rate
Futures	236,994	4,706,775	21,262,844	6,102,081
Options	(5,263,011)	(187,500)	-	124,999
Swaps	(3,897,541)	-	-	-
	(8,923,558)	4,519,275	21,262,844	6,227,080
Total	$328,239,684	$305,687	$54,330,882	$28,431,638

* - For the period from July 1, 2014 through August 26, 2014
** - For the period from July 1, 2014 through August 21, 2014

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gross gains and losses on all financial instruments held by the Master Funds reported in net realized loss and net decrease in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the nine month period ended September 30, 2014:

	Graham Commodity Strategies LLC	Graham Global Monetary Policy LLC *	Graham K4D Trading Ltd.	Graham Macro Directional LLC **
Commodity price
Futures	$(11,139,456)	$(3,089,460)	$(67,188,481)	$1,314,685
Options	6,448,946	-	-	61,906
Swaps	(3,372,638)	-	-	-
	(8,063,148)	(3,089,460)	(67,188,481)	1,376,591
Equity price
Equities	111,350	-	82,000	-
Futures	4,641,180	(30,078,139)	(24,817,100)	(8,605,315)
Options	(19,490,358)	-	-	-
	(14,737,828)	(30,078,139)	(24,735,100)	(8,605,315)
Foreign currency exchange rate
Forwards	222,863,979	(36,524,821)	48,493,433	(55,372,285)
Futures	909,430	-	3,578,325	-
Options	26,438,551	6,079,596	-	(1,889,306)
	250,211,960	(30,445,225)	52,071,758	(57,261,591)
Interest rate
Futures	(3,558,054)	(13,469,290)	67,963,111	(2,466,339)
Options	(14,007,811)	(3,557,642)	-	420,312
Swaps	(6,195,797)	-	-	-
	(23,761,662)	(17,026,932)	67,963,111	(2,046,027)
Total	$203,649,322	$(80,639,756)	$28,111,288	$(66,536,342)

* - For the period from January 1, 2014 through August 26, 2014
** - For the period from January 1, 2014 through August 21, 2014

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which range in maturity from one to nineteen months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis. For the three and nine months ended September 30, 2014, the total amounts recognized by GAIT with respect to its investment in Cash Assets were $77,478 and $252,848, respectively. For the three and nine months ended September 30, 2013, the total amounts recognized by GAIT with respect to its investment in Cash Assets was $102,458 and $335,724, respectively. These amounts are included in interest income in the statements of operations and incentive allocation. At September 30, 2014 and December 31, 2013, GAIT owned approximately 6.03% and 4.36%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$708,663,039	$1,011,694,165
Investments in fixed income securities (cost $1,482,810,325 and $2,493,161,454, respectively)	1,482,810,325	2,493,161,454
Accrued interest receivable	5,623,469	6,806,338
Total assets	2,197,096,833	3,511,661,957

Liabilities:
Other liabilities	-	15,004
Total liabilities	-	15,004
Net assets	$2,197,096,833	$3,511,646,953

The following table summarizes the results of operations of Cash Assets for the three and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment income
Interest income	$1,403,319	$2,331,345	$5,058,145	$6,571,736
Total investment income	1,403,319	2,331,345	5,058,145	6,571,736

Expenses:
Bank fee expense	5,866	7,210	33,082	66,174
Total expenses	5,866	7,210	33,082	66,174
Net investment income	1,397,453	2,324,135	5,025,063	6,505,562
Net income	$1,397,453	$2,324,135	$5,025,063	$6,505,562

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of September 30, 2014:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $1,482,810,325)
United States
Government Bonds (cost $1,482,810,325)
U.S. Treasury 2.38% due 10/31/14	$150,000,000	$150,486,496	6.85%
Other U.S. Treasury 0.25% – 4.00% due 10/31/14 – 01/31/16		1,332,323,829	60.64%
Total Government Bonds		1,482,810,325	67.49%

Total Investments in Fixed Income Securities		$1,482,810,325	67.49%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2013:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $2,493,161,454)
United States
Government Bonds (cost $2,493,161,454)
U.S. Treasury 0.13% – 4.00% due 01/15/14 – 9/15/15	$2,475,000,000	$2,493,161,454	71.00%
Total Government Bonds		2,493,161,454	71.00%

Total Investments in Fixed Income Securities		$2,493,161,454	71.00%

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Assets
Level 2:
Fixed income securities
Government Bonds	$1,482,810,325	$2,493,161,454
Total fixed income securities	1,482,810,325	2,493,161,454
Total Level 2	1,482,810,325	2,493,161,454
Total assets	$1,482,810,325	$2,493,161,454

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

6. Fees and Related Party Transactions

Advisory Fees

For the nine months ended September 30, 2014 and 2013 each Class of GAIT other than Class M pays the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions (continued)

Sponsor Fees

For the nine months ended September 30, 2014 and 2013, each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the three months ended March 31, 2013, the annual rate listed below for Class 2 comprised a Sponsor Fee of 0.75% and selling agent fee (the “Selling Agent Fee”) of 2%, which was used to compensate selling agents for initial and on-going services to the Fund. Subsequent to March 31, 2013, the Sponsor Fee and the Selling Agent Fee were combined to form the Sponsor Fee listed in the table below.

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

Administrator’s Fee

For the nine months ended September 30, 2014 and 2013, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT.

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

8. Financial Highlights

The following is the per unit operating performance calculation for the three month periods ended September 30, 2014 and 2013:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, June 30, 2013	$121.13	$94.28
Net loss:
Net investment loss	(0.76)	(1.06)
Net loss on investments	(3.67)	(2.85)
Net loss	(4.43)	(3.91)
Net asset value per unit, September 30, 2013	$116.70	$90.37

Net asset value per unit, June 30, 2014	$115.00	$87.73
Net income:
Net investment loss	(0.81)	(1.07)
Net gain on investments	17.42	13.23
Net income	16.61	12.16
Net asset value per unit, September 30, 2014	$131.61	$99.89

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three month periods ended September 30, 2014 and 2013:

	Class 0		Class 2
	2014	2013	2014	2013

Total return before Incentive Allocation	14.44%	(3.66)%	13.86%	(4.15)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	14.44%	(3.66)%	13.86%	(4.15)%

Net investment loss before Incentive Allocation	(0.68)%	(0.63)%	(1.18)%	(1.12)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.68)%	(0.63)%	(1.18)%	(1.12)%

Total expenses before Incentive Allocation	0.73%	0.69%	1.24%	1.20%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.73%	0.69%	1.24%	1.20%

The following is the per unit operating performance calculation for the nine month periods ended September 30, 2014 and 2013:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2012	$114.88	$90.29
Net income:
Net investment loss	(2.50)	(3.33)
Net gain on investments	4.32	3.41
Net income	1.82	0.08
Net asset value per unit, September 30, 2013	$116.70	$90.37

Net asset value per unit, December 31, 2013	$127.72	$98.41
Net loss:
Net investment loss	(2.33)	(3.17)
Net gain on investments	6.22	4.65
Net income	3.89	1.48
Net asset value per unit, September 30, 2014	$131.61	$99.89

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the nine month periods ended September 30, 2014 and 2013:

	Class 0		Class 2
	2014	2013	2014	2013

Total return before Incentive Allocation	3.05%	1.58%	1.50%	0.09%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	3.05%	1.58%	1.50%	0.09%

Net investment loss before Incentive Allocation	(1.96)%	(2.11)%	(3.49)%	(3.57)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(1.96)%	(2.11)%	(3.49)%	(3.57)%

Total expenses before Incentive Allocation	2.13%	2.27%	3.65%	3.73%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	2.13%	2.27%	3.65%	3.73%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the three and nine month periods ended September 30, 2014 and 2013.

9. Subsequent Events

GAIT had subscriptions of approximately $7.2 million and redemptions of approximately $4.8 million through November 14, 2014, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

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

For the three months ended September 30, 2014 the Blended Strategies Portfolio’s net asset value increased by $898,953 or 1.1%. The net increase in the Blended Strategies Portfolio was attributable to total subscriptions of $375,218 or 0.5% and net income of $11,453,464 or 13.6% partially offset by redemptions totaling $10,929,729 or -13.0%, for the period.

For the nine months ended September 30, 2014 the Blended Strategies Portfolio’s net asset value decreased by $14,079,739 or -14.3%. The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $8,334,507 or 8.4% and net income of $1,331,584 or 1.3% offset by redemptions totaling $23,745,830 or -24.0% for the period.

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

2014 Summary

Three Months Ended September 30, 2014

For the three months ended September 30, 2014, the Blended Strategies Portfolio experienced net trading gains of $12,256,194. The trading results are attributable to the following sectors:

Agriculture / Softs	$1,202,565
Base metals	(494,111)
Energy	(835,153)
Equities	(642,322)
Foreign exchange	11,388,136
Long term / Intermediate rates	1,750,775
Precious metals	396,508
Short term rates	(510,204)
$12,256,194

The Blended Strategies Portfolio recorded a net gain for the third quarter of 2014. The portfolio recorded gains primarily from trading foreign exchange, in particular from a long bias in the U.S. dollar versus the euro, Japanese yen, and, to a lesser extent, the New Zealand dollar. The portfolio also benefitted from positions in European fixed income futures. The portfolio recorded modest gains in commodity futures, as profits in agriculture/softs commodities and precious metals more than offset losses in energy and base metals. Losses resulted from positions in European, U.K., and U.S. equity sectors.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended September 30, 2014, Advisory Fees decreased by $95,474 or -20.1%, Sponsor Fees decreased by $39,889 or -12.6%, and Administrator’s Fees decreased by $5,246 or -14.9% in the Fund over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio resulting from redemptions partially offset by subscriptions and net income for the period. During the same period, interest income decreased by $12,816 or -22.5%. Interest was earned on free cash at an average annualized yield of 0.26% for the three months ended September 30, 2014 compared to 0.25% for the same period in 2013.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended September 30, 2014 and 2013 the portfolio has not yet recovered previous losses. As a result, there was no Incentive Allocation for those periods.

Index
Nine Months Ended September 30, 2014

For the nine months ended September 30, 2014, the Blended Strategies Portfolio experienced net trading gains of $3,756,468. The trading results are attributable to the following sectors:

Agriculture / Softs	$(753,170)
Base metals	(1,251,560)
Energy	(2,519,902)
Equities	(3,287,701)
Foreign exchange	9,002,877
Long term / Intermediate rates	4,136,776
Precious metals	(1,069,630)
Short term rates	(501,222)
$3,756,468

The Blended Strategies Portfolio posted a net gain for the first three quarters of 2014. Gains resulted primarily from trading foreign exchange, most notably from a long bias in the U.S. dollar versus the euro, New Zealand dollar, Canadian dollar, and Japanese yen. The portfolio also benefitted from positions in European fixed income futures. Positions in commodity futures, including agriculture/softs commodities, metals, and energy led to losses. Losses also resulted from positions in the equities sector, which offset a portion of the portfolio’s overall profits.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the nine months ended September 30, 2014, Advisory Fees decreased by $646,824 or -35.7%, Sponsor Fees decreased by $322,098 or -28.2%, and Administrator’s Fees decreased by $45,000 or -33.4% in the Fund over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio resulting from redemptions partially offset by subscriptions and net income for the period. During the same period, interest income decreased by $58,386 or -29.2%. Interest was earned on free cash at an average annualized yield of 0.25% for the nine months ended September 30, 2014 compared to 0.23% for the same period in 2013.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the nine months ended September 30, 2014 and 2013 the portfolio has not yet recovered previous losses. As a result, there was no Incentive Allocation for those periods.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of September 30, 2014 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	18.3%
Base metals	(7.5)%
Energy	7.1%
Equities	(0.1)%
Foreign exchange	72.2%
Long term / Intermediate rates	1.0%
Precious metals	7.9%
Short term rates	1.1%
100.0%

Index
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

September 30, 2014	18.14%
December 31, 2013	17.61%
September 30, 2013	14.48%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through September 30, 2014, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Evaluation of Disclosure Control and Procedures

The Advisor’s Chief Operating Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2014. Based on that evaluation, the Advisor’s Chief Operating Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2014, to ensure that information required to be disclosed by the Fund in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and made known to the Manager and the Fund’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to the Fund’s internal controls over financial reporting during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal controls over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
Not Required

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Sales of Units

For the three months ended September 30, 2014, the Fund issued 3,917.282 Units in exchange for $375,218 with respect to the Blended Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”). The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and Rule 506(b) of Regulation D promulgated thereunder. All purchasers of the Units were accredited investors, as that term is defined under Rule 501 of Regulation D.

The following chart sets forth the purchases of Units of the Fund.

Period (as of)	Blended Strategies Portfolio Total Number of Units Issued
July 1, 2014	1,773.805
August 1, 2014	605.614
September 1, 2014	1,537.863

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
July 31, 2014	19,692.938	99.30	N/A	N/A
August 31, 2014	19,633.538	103.57	N/A	N/A
September 30, 2014	50,998.567	115.75	N/A	N/A
TOTAL	90,325.043	106.21	N/A	N/A

[1]	Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – Not applicable

Item 5.	Other Information – None

Index
Item 6.	Exhibits

** 3.1	Certificate of Formation of Graham Alternative Investment Fund I LLC
* 3.2	Amendment to Certificate of Formation of Graham Alternative Investment Fund I LLC
* 4.1	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC
** 10.1	Form of Subscription Agreement
** 10.2	Form of Placement Agreement
*** 10.10	Safekeeping Account Agreement between Graham Cash Assets LLC and Bank of America, N.A.
**** 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Operating Officer)
**** 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)
**** 32.1	Section 1350 Certification (Certification of Chief Operating Officer and Chief Financial Officer)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to the Fund’s Form 8-K previously filed on April 11, 2013

**	Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010

***	Incorporated by reference to the Fund’s Form 10/A previously filed on September 3, 2010

****	Filed herewith

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2014	GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
BLENDED STRATEGIES PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

		By:	/s/ Paul Sedlack
Paul Sedlack, Chief Operating Officer

		By:	/s/ Brian Douglas
Brian Douglas, Chief Financial Officer