Form 10-Q
period 2015-03-31
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2015-05-14
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐ No ☒

As of May 1, 2015, 665,898.418 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC

BLENDED STRATEGIES PORTFOLIO
FORM 10-Q

Item 4.	Controls and Procedures	58

PART II - Other Information		59

Exhibits

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification

Index
PART I

Item 1.	Financial Statements

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Statements of Financial Condition

	March 31, 2015 (Unaudited)	December 31, 2014 (Audited)
Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$95,328,503	$89,185,934
Redemption receivable from Graham Alternative Investment Trading LLC	327,762	1,790,083
Total assets	$95,656,265	$90,976,017

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$327,762	$1,790,083
Total liabilities	327,762	1,790,083

Members’ capital:
Class 0 Units (420,285.501 and 422,282.349 units issued and outstanding at $159.93 and $149.37, respectively)	67,216,003	63,076,949
Class 2 Units (232,098.628 and 229,870.220 units issued and outstanding at $121.12 and $113.58, respectively)	28,112,500	26,108,985
Total members’ capital	95,328,503	89,185,934
Total liabilities and members’ capital	$95,656,265	$90,976,017

See accompanying notes.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Operations

	Three Months Ended March 31,
	2015	2014
Net gain (loss) allocated from investment in Graham Alternative Investment Trading LLC:
Net realized gain (loss) on investments	$10,880,008	$(6,032,210)
Net decrease in unrealized appreciation on investments	(2,249,034)	(3,921,437)
Brokerage commissions and fees	(116,794)	(138,075)
Net gain (loss) allocated from investment in Graham Alternative Investment Trading LLC	8,514,180	(10,091,722)

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	59,052	48,823

Expenses:
Advisory fees	415,325	397,009
Sponsor fees	317,468	268,714
Professional fees and other	53,271	37,037
Administrator’s fees	32,828	29,719
Incentive allocation	1,550,824	-
Total expenses	2,369,716	732,479
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(2,310,664)	(683,656)

Net income (loss)	$6,203,516	$(10,775,378)

See accompanying notes.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Changes in Members’ Capital

For the three months ended March 31, 2015 and 2014

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2013	605,548.066	$77,340,803	220,552.039	$21,704,330	$99,045,133
Subscriptions	17,796.744	2,110,079	6,279.334	581,210	2,691,289
Redemptions	(26,549.225)	(3,047,394)	(16,296.989)	(1,456,230)	(4,503,624)
Net loss	–	(8,352,145)	–	(2,423,233)	(10,775,378)
Members’ capital, March 31, 2014	596,795.585	$68,051,343	210,534.384	$18,406,077	$86,457,420

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2014	422,282.349	$63,076,949	229,870.220	$26,108,985	$89,185,934
Subscriptions	3,353.140	522,000	6,170.016	735,000	1,257,000
Redemptions	(5,349.988)	(843,167)	(3,941.608)	(474,780)	(1,317,947)
Net income	–	4,460,221	–	1,743,295	6,203,516
Members’ capital, March 31, 2015	420,285.501	$67,216,003	232,098.628	$28,112,500	$95,328,503

See accompanying notes.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Cash Flows

	Three Months Ended March 31,
	2015	2014
Cash flows provided by operating activities
Net income (loss)	$6,203,516	$(10,775,378)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net income (loss) allocated from investment in Graham Alternative Investment Trading LLC	(6,203,516)	10,775,378
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	2,780,268	4,878,250
Investments in Graham Alternative Investment Trading LLC	(1,257,000)	(2,691,289)
Net cash provided by operating activities	1,523,268	2,186,961

Cash flows used in financing activities
Subscriptions	1,257,000	2,691,289
Redemptions	(2,780,268)	(4,878,250)
Net cash used in financing activities	(1,523,268)	(2,186,961)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements

March 31, 2015

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

2. Summary of Significant Accounting Policies

These financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and all amounts are stated in U.S. dollars. The Fund is an investment company and applies specialized accounting guidance as outlined in Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services – Investment Companies. The preparation of these financial statements requires the Manager to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

At March 31, 2015 and December 31, 2014, the Fund owned 52.82% and 52.82%, respectively of GAIT.

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

In accordance with this hierarchy, the Fund’s investment in GAIT has been classified as a Level 2 valuation. There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2015 or the year ended December 31, 2014 by the Fund, GAIT, or the Master Funds, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15 – Presentation of Financial Statements – Going Concern (Subtopic 205-40). The pronouncement determines management’s responsibility regarding the assessment of the Fund’s ability to continue as a going concern even if the Fund’s liquidation is not imminent. Under this guidance, during each period in which financial statements are prepared, management will need to evaluate whether there are conditions or events that, in the aggregate, raise substantial doubt about the Fund’s ability to continue as a going concern within one year after the date the financial statements are issued. Substantial doubt would exist if conditions or events indicate that the Fund will be unable to meet its obligations as they become due. Accounting Standards Update 2014-15 is effective for annual periods ending after December 15, 2016, however early adoption is permitted. The Manager is currently assessing the impact, if any, that this pronouncement will have on the disclosures within the financial statements.

In May 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-07 – Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (Topic 820). The pronouncement removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share (or its equivalent) practical expedient. Additionally, the pronouncement also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Accounting Standards Update 2015-07 is effective for fiscal years beginning after December 15, 2016, however early adoption is permitted. The Manager is currently assessing the impact that this pronouncement will have on the financial statements.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Graham Cash Assets LLC (“Cash Assets”), and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At March 31, 2015 and December 31, 2014 no accruals have been recorded by the Fund for indemnifications.

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

Redemption Fees

Class 2 Units are subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Class 0 Units are not subject to a redemption fee. Redemption fees are payable to the Manager upon redemption of Units from the proceeds of such redemption. There were no redemption fees paid to the Manager for the three months ended March 31, 2015 and 2014.

4. Fees and Related Party Transactions

Advisory Fees

For the three months ended March 31, 2015 and 2014, each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)
4. Fees and Related Party Transactions (continued)

Sponsor Fees

For the three months ended March 31, 2015 and 2014, each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

Class	Annual Rate

Class 0	0.75%
Class 2	2.75%

Incentive Allocation

At the end of each calendar quarter, the Manager of GAIT will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to the Manager. The total Incentive Allocation allocated to the Fund by GAIT for the three months ended March 31, 2015 and 2014 was $1,550,824 and $0, respectively.

Administrator’s Fee

For the three months ended March 31, 2015 and 2014, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the three months ended March 31, 2015 and 2014 were $32,828 and $29,719, respectively.

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

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)
5. Income Taxes (continued)

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year and the Fund identifies its major tax jurisdictions as U.S. Federal and Connecticut State. The Manager has evaluated the Fund’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for open tax years 2011 through 2014 or expected to be taken in the Fund’s 2015 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination.

6. Financial Highlights

The following is the per unit operating performance calculation for the three month periods ended March 31, 2015 and 2014:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2013	$127.72	$98.41
Net loss:
Net investment loss	(0.76)	(1.05)
Net loss on investments	(12.93)	(9.93)
Net loss	(13.69)	(10.98)
Net asset value per unit, March 31, 2014	$114.03	$87.43

Net asset value per unit, December 31, 2014	$149.37	$113.58
Net income:
Net investment loss	(1.04)	(1.40)
Net gain on investments	11.60	8.94
Net income	10.56	7.54
Net asset value per unit, March 31, 2015	$159.93	$121.12

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average members’ capital and total return for the three month periods ended March 31, 2015 and 2014:

	Class 0		Class 2
	2015	2014	2015	2014

Total return before Incentive Allocation	8.85%	(10.72)%	8.29%	(11.16)%
Incentive Allocation	(1.78)	0.00	(1.65)	0.00
Total return after Incentive Allocation	7.07%	(10.72)%	6.64%	(11.16)%

Net investment loss before Incentive Allocation	(0.67)%	(0.63)%	(1.18)%	(1.13)%
Incentive Allocation	(1.70)	0.00	(1.60)	0.00
Net investment loss after Incentive Allocation	(2.37)%	(0.63)%	(2.78)%	(1.13)%

Total expenses before Incentive Allocation	0.73%	0.68%	1.24%	1.18%
Incentive Allocation	1.70	0.00	1.60	0.00
Total expenses after Incentive Allocation	2.43%	0.68%	2.84%	1.18%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total members’ capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital for Class 0 and Class 2 Units of the Fund for the three month periods ended March 31, 2015 and 2014.

7. Subsequent Events

The Fund had subscriptions of approximately $2.3 million and redemptions of approximately $0.3 million from April 1, 2015 through May 14, 2015, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

As of April 4, 2015, the minimum initial subscription from each investor in each Class was reduced to $10,000.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	March 31, 2015 (Unaudited)	December 31, 2014 (Audited)
Assets
Investments in Master Funds, at fair value	$20,230,369	$21,968,796
Investment in Graham Cash Assets LLC, at fair value	164,748,614	155,687,417
Receivable from Master Funds	-	489
Total assets	$184,978,983	$177,656,702

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$3,874,498	$8,174,470
Accrued advisory fees	272,870	262,055
Accrued sponsor fees	203,736	195,287
Accrued professional fees	114,792	141,939
Accrued administrator’s fee	21,701	20,879
Payable to Master Funds	362	410
Total liabilities	4,487,959	8,795,040

Members’ capital:
Class 0 Units (812,335.587 and 812,590.118 units issued and outstanding at $159.93 and $149.37 per unit, respectively)	129,916,327	121,377,790
Class 2 Units (407,335.097 and 408,116.011 units issued and outstanding at $121.12 and $113.58 per unit, respectively)	49,337,675	46,354,391
Class M Units (4,671.470 units issued and outstanding at $264.80 and $241.78 per unit, respectively)	1,237,022	1,129,481
Total members’ capital	180,491,024	168,861,662
Total liabilities and members’ capital	$184,978,983	$177,656,702

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	March 31, 2015 (Unaudited)		December 31, 2014 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$8,566,089	4.75%	$12,775,274	7.57%
Graham K4D Trading Ltd.	11,664,280	6.46%	9,193,522	5.44%
Total investments in Master Funds	$20,230,369	11.21%	$21,968,796	13.01%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended March 31,
	2015	2014
Net gain (loss) allocated from investments in Master Funds
Net realized gain (loss) on investments	$20,622,967	$(10,979,432)
Net decrease in unrealized appreciation on investments	(4,277,079)	(7,197,449)
Brokerage commissions and fees	(221,481)	(251,855)
Net gain (loss) allocated from investments in Master Funds	16,124,407	(18,428,736)

Net investment loss allocated from investments in Master Funds	(24,291)	(20,719)

Investment income
Interest income	111,995	89,072

Expenses
Advisory fees	782,328	720,773
Sponsor fees	582,709	495,032
Administrator’s fees	62,256	54,230
Professional fees and other	76,750	46,801
Total expenses	1,504,043	1,316,836
Net investment loss of the Fund	(1,392,048)	(1,227,764)

Net income (loss)	14,708,068	(19,677,219)

Incentive allocation	2,920,022	–

Net income available for pro-rata allocation to all members	$11,788,046	$(19,677,219)

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the three months ended March 31, 2015 and 2014

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2013	1,093,036.786	$139,603,019	407,013.551	$40,053,854	4,671.470	$920,232	$180,577,105
Subscriptions	19,116.971	2,270,079	19,683.797	1,884,010	–	–	4,154,089
Redemptions	(52,521.247)	(6,038,497)	(26,451.209)	(2,369,405)	–	–	(8,407,902)
Incentive allocation	–	–	–	–	–	–	–
Net loss	–	(15,006,933)	–	(4,576,717)	–	(93,569)	(19,677,219)
Members’ capital, March 31, 2014	1,059,632.510	$120,827,668	400,246.139	$34,991,742	4,671.470	$826,663	$156,646,073

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2014	812,590.118	$121,377,790	408,116.011	$46,354,391	4,671.470	$1,129,481	$168,861,662
Subscriptions	5,771.777	899,644	9,160.212	1,091,900	–	–	1,991,544
Redemptions	(6,026.308)	(950,968)	(9,941.126)	(1,199,260)	–	(2,920,022)	(5,070,250)
Incentive allocation	–	(2,147,427)	–	(772,595)	–	2,920,022	–
Net income	–	10,737,288	–	3,863,239	–	107,541	14,708,068
Members’ capital, March 31, 2015	812,335.587	$129,916,327	407,335.097	$49,337,675	4,671.470	$1,237,022	$180,491,024

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Cash Flows

	Three Months Ended March 31,
	2015	2014
Cash flows provided by operating activities
Net income (loss)	$14,708,068	$(19,677,219)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (income) loss allocated from investments in Master Funds	(16,100,116)	18,449,455
Net income allocated from investment in Graham Cash Assets LLC	(111,995)	(89,072)
Proceeds from sale of investments in Master Funds	61,383,114	73,261,609
Proceeds from sale of investments in Graham Cash Assets LLC	45,468,484	59,218,104
Investments in Master Funds	(43,544,130)	(78,091,187)
Investments in Graham Cash Assets LLC	(54,417,686)	(49,086,938)
Changes in assets and liabilities:
Accrued advisory fees	10,815	(35,001)
Accrued sponsor fees	8,449	(23,065)
Accrued professional fees	(27,147)	(16,911)
Accrued administrator’s fee	822	(2,532)
Net cash provided by operating activities	7,378,678	3,907,243

Cash flows used in financing activities
Subscriptions	1,991,544	4,154,089
Redemptions	(9,370,222)	(8,061,332)
Net cash used in financing activities	(7,378,678)	(3,907,243)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

March 31, 2015

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

2. Summary of Significant Accounting Policies

These financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and all amounts are stated in U.S. dollars. GAIT is an investment company and applies specialized accounting guidance as outlined in Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services – Investment Companies. The preparation of these financial statements requires the Manager to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Due from Brokers

Due from brokers on the Master Funds’ financial statements primarily consist of cash balances carried as margin deposits with clearing brokers for the purpose of trading in futures contracts, foreign currency contracts and other derivative instruments, and receivables for unsettled transactions. A portion of the Master Funds’ cash and investments are held as collateral by its brokers to secure derivative instruments.

Revenue Recognition

All financial instruments are recorded on the trade date at fair value. Net unrealized gain or loss on open positions is included in the Master Funds’ statements of financial condition as the difference between the original purchase price and the current market value at the end of the period. Any change in net unrealized gain or loss from the preceding period is reported in the Master Funds’ statements of operations. Interest income and expense are recorded on the accrual basis. Dividends are recorded on the ex-dividend date and are net of related withholding taxes.

Brokerage Commissions and Fees

Brokerage commissions and fees on the Master Funds’ financial statements represent all brokerage commissions and other fees incurred in connection with the Master Funds’ trading activity.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies on the Master Funds’ financial statements are translated using the exchange rates at March 31, 2015 and December 31, 2014. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices held. Currency translation gains and losses are included in the statement of operations within net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments.

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

In accordance with this hierarchy, GAIT’s investments in Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been classified as Level 2. These investments are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2015 or the year ended December 31, 2014 by GAIT, the Master Funds, or Cash Assets, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

Credit Risk Related Contingent Features

OTC Derivative Instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets, and provide limits with respect to any decline in the Master Funds’ net asset value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. During the three months ended March 31, 2015 and 2014 no events occurred which caused the Master Funds to violate any of these provisions. At March 31, 2015 the fair value of Derivative Instruments subject to credit risk related contingent features in a net liability position for Graham K4D Trading Ltd., a Master Fund in which GAIT invests, was $10,392,630. There were no Derivative Instruments subject to credit risk related contingent features in a net liability position for Graham Commodity Strategies LLC at March 31, 2015, or for any of the Master Funds at December 31, 2014.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX memberships and the shares of the CME Group at fair value. As of March 31, 2015 and December 31, 2014, the two NYMEX memberships were valued at $356,000 and $480,000, respectively, and the 30,000 shares of CME Group were valued at $2,841,300 and $2,659,500, respectively, both of which are contained within Exchange Memberships on Graham Commodity Strategies LLC’s statements of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Chicago Board of Trade Membership

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat. Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of March 31, 2015 and December 31, 2014, the B-1/Full memberships were valued at $511,000 and $570,000, respectively, and the B-2/Associate memberships were valued at $88,500 and $97,500, respectively, both of which are included in CME Membership on the statements of financial condition. Additionally, Graham K4D Trading Ltd. owns a Chicago Mercantile Exchange seat valued at $290,500 and $390,000 at March 31, 2015 and December 31, 2014, respectively, which is also included in Exchange Membership on the statements of financial condition.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15 – Presentation of Financial Statements – Going Concern (Subtopic 205-40). The pronouncement determines management’s responsibility regarding the assessment of GAIT’s ability to continue as a going concern even if GAIT’s liquidation is not imminent. Under this guidance, during each period in which financial statements are prepared, management will need to evaluate whether there are conditions or events that, in the aggregate, raise substantial doubt about GAIT’s ability to continue as a going concern within one year after the date the financial statements are issued. Substantial doubt would exist if conditions or events indicate that GAIT will be unable to meet its obligations as they become due. Accounting Standards Update 2014-15 is effective for annual periods ending after December 15, 2016, however early adoption is permitted. The Manager is currently assessing the impact, if any, that this pronouncement will have on the financial statements.

In May 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-07 – Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (Topic 820). The pronouncement removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share (or its equivalent) practical expedient. Additionally, the pronouncement also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Accounting Standards Update 2015-07 is effective for fiscal years beginning after December 15, 2016, however early adoption is permitted. The Manager is currently assessing the impact that this pronouncement will have on the financial statements.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At March 31, 2015 and December 31, 2014 no accruals have been recorded by GAIT for indemnifications.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds

As of March 31, 2015 and December 31, 2014, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members’ capital are individually identified, while smaller investments are aggregated under the caption “Other Global Macro Funds.” The number of Master Funds included for the period in each aggregated category is disclosed parenthetically next to each name. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

March 31, 2015
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (three months ended)

Systematic Macro Funds
Graham K4D Trading Ltd.	6.46%	$11,664,280	$8,936,822

Global Macro Funds
Graham Commodity Strategies LLC	4.75%	8,566,089	7,163,294
	11.21%	$20,230,369	$16,100,116

December 31, 2014
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Loss (three months ended March 31, 2014)

Systematic Macro Funds
Graham K4D Trading Ltd.	5.44%	$9,193,522	$(9,156,537)

Global Macro Funds
Graham Commodity Strategies LLC	7.57%	12,775,274	(5,314,137)
Other Global Macro Funds (2)	0.00%	-	(3,978,781)
	13.01%	$21,968,796	$(18,449,455)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of March 31, 2015:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$53,406,984	$102,878,252
Derivative financial instruments, at fair value	88,340,658	21,623,975
Exchange membership, at fair value	3,197,300	890,000
Total assets	144,944,942	125,392,227

Liabilities:
Derivative financial instruments, at fair value	-	10,392,630
Due to brokers	-	-
Total liabilities	-	10,392,630
Net assets	$144,944,942	$114,999,597

Percentage of Master Fund held by GAIT	5.91%	10.14%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2015.

Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Derivative financial instruments
Long contracts
Futures
Commodity			$(8,604,370)	(5.94)%
Foreign bond			165,879	0.11%
Foreign index			2,446,956	1.69%
Interest rate			4,963,058	3.42%
U.S. bond			40,219	0.03%
U.S. index			8,500	0.01%
Total futures			(979,758)	(0.68)%

Swaps
Interest rate			(7,271,755)	(5.02)%
Total swaps			(7,271,755)	(5.02)%

Forwards
Euro / U.S. dollar 04/09/2015	EUR	100,000,000	(28,684,872)	(19.79)%
Other foreign currency			(662,250)	(0.46)%
Total forwards			(29,347,122)	(20.25)%

Options (cost $169,509,852)
Crude oil futures 06/30/2015 - 12/31/2016, $65.00 - $105.00 Call		3	390,000	0.27%
Crude oil futures 05/31/2015 - 06/30/2015, $42.50 - $50.00 Put		6	11,201,000	7.73%
Other commodity futures			20,428,636	14.09%
Euro / U.S. dollar 01/04/2016, $1.35 Call		1	8,310	0.01%
Euro / U.S. dollar 05/15/2015, $1.04 Put		3	7,456,400	5.14%
Euro / U.S. dollar 05/15/2015, $1.10 Put		2	20,020,500	13.81%
Euro / U.S. dollar 05/15/2015, $1.33 Put		1	7,608,462	5.25%
Euro / U.S. dollar 06/23/2015, $1.10 Put		1	7,651,440	5.28%
Euro / U.S. dollar 04/01/2015 - 01/10/2017, $0.95 - $1.22 Put		18	27,485,135	18.96%
U.S. dollar / Canadian dollar 04/10/2015, $1.22 Call		1	7,291,620	5.03%
U.S. dollar / Canadian dollar 04/10/2015 - 01/06/2016, $1.24 - $1.31 Call		13	15,459,778	10.67%
U.S. dollar / Japanese yen 04/07/2015 $119.00 Put		1	246,320	0.17%
U.S. dollar / Japanese yen 04/13/2015 - 12/03/2015, $121.00 - $131.68 Call		14	10,293,448	7.10%
Other currency			28,528,012	19.68%
Foreign index			1,300,699	0.90%
Eurodollar futures 06/30/2015 - 03/31/2016, $98.63 - $99.38 Put		6	5,003,125	3.45%
Eurodollar futures 06/30/2015 - 12/31/2015, $99.00 - $99.75 Call		5	8,840,625	6.10%
Other interest rate futures			828,166	0.57%
Total options			180,041,676	124.21%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as March 31, 2015.

Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity			$9,517,325	6.57%
Foreign index			73,949	0.05%
Interest rate			(2,555,957)	(1.76)%
U.S. bond			(405,875)	(0.28)%
U.S. index			(63,375)	(0.04)%
Total futures			6,566,067	4.54%

Swaps
Natural gas futures 01/31/2016 – 12/31/2016		12	8,130,750	5.61%
Total swaps			8,130,750	5.61%

Forwards
U.S. dollar / Euro 04/09/2015	EUR	(100,000,000)	28,784,343	19.86%
Other foreign currency			287,877	0.20%
Total forwards			29,072,220	20.06%

Options (proceeds $15,318,750)
Crude oil futures 05/31/2015 – 06/30/2015, $37.50 - $42.00 Put		5	(7,034,000)	(4.85)%
Crude oil futures 06/30/2015 – 12/31/2016, $80.00 - $120.00 Call		2	(395,000)	(0.27)%
Other commodity futures			(9,691,130)	(6.69)%
Euro / U.S. dollar 05/15/2015, $1.04 Put		2	(7,456,400)	(5.14)%
Euro / U.S. dollar 05/15/2015, $1.10 Put		3	(20,020,500)	(13.81)%
Euro / U.S. dollar 04/01/2015 – 06/23/2015, $0.99 - $1.09 Put		9	(8,747,918)	(6.04)%
Euro / U.S. dollar 04/03/2015 – 01/04/2016, $1.09 - $1.10 Call		3	(1,970,022)	(1.36)%
U.S. dollar / Canadian dollar 04/10/2015, $1.22 Call		1	(7,291,620)	(5.03)%
U.S. dollar / Canadian dollar 04/10/2015 - 05/29/2015, $1.22 - $1.34 Call		11	(8,527,009)	(5.88)%
Other currency			(14,185,721)	(9.79)%
Eurodollar futures 06/30/15 - 03/31/16, $98.88 - $99.00 Put		4	(4,000,000)	(2.76)%
Eurodollar futures 06/30/15 - 12/31/15, $99.13 - $99.75 Call		4	(8,093,750)	(5.58)%
Other interest rate futures			(458,350)	(0.32)%
Total options			(97,871,420)	(67.52)%
Total derivative financial instruments			$88,340,658	60.95%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2015.

Description	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Derivative financial instruments
Long contracts
Futures
Commodity	$(179,083)	(0.16)%
Currency	(431,201)	(0.37)%
Foreign bond	9,263,665	8.06%
Foreign index	4,870,850	4.24%
Interest rate	1,414,631	1.23%
U.S. bond	2,340,158	2.03%
U.S. index	1,166,253	1.01%
Total futures	18,445,273	16.04%

Forwards
Foreign currency	(3,083,892)	(2.68)%
Total forwards	(3,083,892)	(2.68)%

Short contracts
Futures
Commodity	3,780,036	3.29%
Currency	(197,726)	(0.17)%
Foreign bond	(248,430)	(0.22)%
Foreign index	95,620	0.08%
Interest rate	(82,984)	(0.07)%
U.S. bond	(73,507)	(0.06)%
U.S. index	(94,306)	(0.08)%
Total futures	3,178,703	2.77%

Forwards
Foreign currency	(7,308,739)	(6.36)%
Total forwards	(7,308,739)	(6.36)%
Total derivative financial instruments	$11,231,345	9.77%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of March 31, 2015:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$11,386,105	$12,014,817
Commodity futures options	32,019,636	-
Commodity swaps	8,130,750	-
Currency futures	-	21,934
Foreign bond futures	290,609	9,334,986
Foreign index futures	2,625,923	6,619,255
Foreign index futures options	1,300,699	-
Interest rate futures	5,002,331	1,414,780
Interest rate futures options	14,671,916	-
U.S. bond futures	40,219	2,604,676
U.S. index futures	8,500	1,488,864
Total Level 1	75,476,688	33,499,312

Level 2:
Foreign currency forwards	34,597,345	5,933,152
Foreign currency options	132,049,424	-
Total Level 2	166,646,769	5,933,152
Total investment related assets	$242,123,457	$39,432,464

Liabilities
Level 1:
Commodity futures	$(10,473,150)	$(8,413,864)
Commodity futures options	(17,120,130)	-
Currency futures	-	(650,861)
Foreign bond futures	(124,730)	(319,751)
Foreign index futures	(105,018)	(1,652,785)
Interest rate futures	(2,595,230)	(83,133)
Interest rate futures options	(12,552,100)	-
U.S. bond futures	(405,875)	(338,025)
U.S. index futures	(63,375)	(416,917)
Total Level 1	(43,439,608)	(11,875,336)

Level 2:
Foreign currency forwards	(34,872,247)	(16,325,783)
Foreign currency options	(68,199,189)	-
Interest rate swaps	(7,271,755)	-
Total Level 2	(110,343,191)	(16,325,783)
Total investment related liabilities	$(153,782,799)	$(28,201,119)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of the Master Funds based on their average quarterly notional amounts and number of contracts for the three months ended March 31, 2015. The table also displays the fair value of derivative contracts held by the Master Funds at March 31, 2015 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Graham Commodity Strategies LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$252,174,980	8,439	$(338,118,500)	(8,135)	$11,386,105	$(10,473,150)
Options(a)	323,892,593	56,271	(443,497,712)	(34,090)	32,019,636	(17,120,130)
Swaps	-	-	(28,019,250)	(3,600)	8,130,750	-
	576,067,573	64,710	(809,635,462)	(45,825)	51,536,491	(27,593,280)
Equity price
Futures	111,585,284	1,533	(85,349,045)	(1,039)	2,634,423	(168,393)
Options(a)	24,214,672	1,000	-	-	1,300,699	-
	135,799,956	2,533	(85,349,045)	(1,039)	3,935,122	(168,393)
Foreign currency exchange rate
Forwards	975,183,901	N/A	(1,973,755,018)	N/A	34,597,345	(34,872,247)
Options(a)	2,670,261,070	77	(2,870,081,925)	(88)	132,049,424	(68,199,189)
	3,645,444,971	77	(4,843,836,943)	(88)	166,646,769	(103,071,436)
Interest rate
Futures	10,980,426,942	38,159	(6,057,778,557)	(25,152)	5,333,159	(3,125,835)
Options(a)	1,709,568,947	64,500	(1,542,186,312)	(62,000)	14,671,916	(12,552,100)
Swaps	644,657,769	4	(644,657,769)	(4)	-	(7,271,755)
	13,334,653,658	102,663	(8,244,622,638)	(87,156)	20,005,075	(22,949,690)
Total	$17,691,966,158	169,983	$(13,983,444,088)	(134,108)	$242,123,457	$(153,782,799)

(a)    – Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of the Master Funds based on their average quarterly notional amounts and number of contracts for the three months ended March 31, 2015. The table also displays the fair value of derivative contracts held by the Master Funds at March 31, 2015 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$196,354,505	4,047	$(608,965,109)	(12,858)	$12,014,817	$(8,413,864)
	196,354,505	4,047	(608,965,109)	(12,858)	12,014,817	(8,413,864)

Equity price
Futures	930,261,165	9,465	(52,785,847)	(565)	8,108,119	(2,069,702)
	930,261,165	9,465	(52,785,847)	(565)	8,108,119	(2,069,702)

Foreign currency exchange rate
Forwards	596,062,233	N/A	(1,164,772,094)	N/A	5,933,152	(16,325,783)
Futures	79,320,712	815	(44,865,831)	(484)	21,934	(650,861)
	675,382,945	815	(1,209,637,925)	(484)	5,955,086	(16,976,644)

Interest rate
Futures	5,726,745,650	32,057	(164,812,829)	(905)	13,354,442	(740,909)
	5,726,745,650	32,057	(164,812,829)	(905)	13,354,442	(740,909)
Total	$7,528,744,265	46,384	$(2,036,201,710)	(14,812)	$39,432,464	$(28,201,119)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at March 31, 2015 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition.  Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$242,123,457	$(153,782,799)	$88,340,658	$-	$88,340,658
Derivative liabilities	(153,782,799)	153,782,799	-	-	-

Graham K4D Trading Ltd.[2]
Derivative assets	39,432,464	(17,808,489)	21,623,975	-	21,623,975
Derivative liabilities	(28,201,119)	17,808,489	(10,392,630)	10,392,630	-

1 Net derivative asset amounts presented in the statement of financial condition are held with three counterparties. The Master Fund did not receive collateral from these counterparties that may have been used offset the derivative amounts as of March 31, 2015. At March 31, 2015 additional collateral pledged in the amount of $53,406,984 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

2 Net derivative asset and liability amounts presented in the statement of financial condition are held with two counterparties. The Master Fund has pledged offsetting collateral to one of these counterparties that is eligible to offset the derivative liability amount as of March 31, 2015. At March 31, 2015 additional collateral pledged in the amount of $92,485,622 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended March 31, 2015:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment loss	$(18,350)	$(11,029)

Net realized gain (loss) on investments	124,394,094	130,023,341
Net increase (decrease) in unrealized appreciation on investments	434,484	(43,080,517)
Brokerage commissions and fees	(3,603,352)	(312,217)
Net gain (loss) on investments	121,225,226	86,630,607
Net income (loss)	$121,206,876	$86,619,578

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended March 31, 2015:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$(11,448,048)	$(7,796,168)
Options	3,171,997	-
Swaps	3,132,000	-
	(5,144,051)	(7,796,168)
Equity price
Equities	57,800	(167,500)
Futures	19,751,060	29,601,184
Options	2,399,491	-
	22,208,351	29,433,684
Foreign currency exchange rate
Forwards	57,127,461	24,727,587
Futures	-	9,403,836
Options	47,313,942	-
	104,441,403	34,131,423
Interest rate
Futures	4,643,447	31,173,885
Options	689,668	-
Swaps	(2,010,240)	-
	3,322,875	31,173,885
Total	$124,828,578	$86,942,824

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2014.
Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Members' Capital of Master Fund
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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as December 31, 2014.

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members' Capital of Master Fund
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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as December 31, 2014.

Description	Number of Contracts	Fair Value	Percentage of Members' Capital of Master Fund
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

(a) – Notional amounts for options are based on the delta-adjusted positions.

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which range in maturity from one to twenty-seven months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis. For the three months ended March 31, 2015, the total amount recognized by GAIT with respect to its investment in Cash Assets was $111,995. For the three months ended March 31, 2014, the total amount recognized by GAIT with respect to its investment in Cash Assets was $89,072. These amounts are included in interest income in the statements of operations and incentive allocation. At March 31, 2015 and December 31, 2014, GAIT owned approximately 4.83% and 4.79%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$1,158,818,615	$1,074,800,890
Investments in fixed income securities (cost $2,249,243,577 and $2,173,381,831, respectively)	2,249,243,577	2,173,381,831
Accrued interest receivable	5,994,683	4,912,030
Total assets	3,414,056,875	3,253,094,751

Liabilities:
Other liabilities	-	-
Total liabilities	-	-
Net assets	$3,414,056,875	$3,253,094,751

The following table summarizes the results of operations of Cash Assets for the three months ended March 31, 2015 and 2014:

	2015	2014
Investment income
Interest income	$2,332,063	$1,923,369
Total investment income	2,332,063	1,923,369

Expenses:
Bank fee expense	9,854	11,285
Total expenses	9,854	11,285
Net investment income	2,322,209	1,912,084
Net income	$2,322,209	$1,912,084

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of March 31, 2015:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $2,249,243,577)
United States
Government Bonds (cost $2,249,243,577)
U.S. Treasury 0.25% – 4.00% due 04/15/15 – 06/30/17	$2,240,000,000	$2,249,243,577	65.88%
Total Government Bonds		2,249,243,577	65.88%
Total United States		2,249,243,577	65.88%
Total Investments in Fixed Income Securities		$2,249,243,577	65.88%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2014:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $2,173,381,831)
United States
Government Bonds (cost $2,173,381,831)
U.S. Treasury 0.25% – 4.00% due 01/15/15 – 1/31/17	$2,165,000,000	$2,173,381,831	66.81%
Total Government Bonds		2,173,381,831	66.81%
Total United States		2,173,381,831	66.81%
Total Investments in Fixed Income Securities		$2,173,381,831	66.81%

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Assets
Level 2:
Fixed income securities
Government Bonds	$2,249,243,577	$2,173,381,831
Total fixed income securities	2,249,243,577	2,173,381,831
Total Level 2	2,249,243,577	2,173,381,831
Total assets	$2,249,243,577	$2,173,381,831

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

6. Fees and Related Party Transactions

Advisory Fees

For the three months ended March 31, 2015 and 2014 each Class of GAIT other than Class M pays the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
6. Fees and Related Party Transactions (continued)

Sponsor Fees

For the three months ended March 31, 2015 and 2014, each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

Class	Annual Rate

Class 0	0.75%
Class 2	2.75%

Incentive Allocation

At the end of each calendar quarter, the Manager will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to the Manager. The Incentive Allocation was $2,920,022 and $0 for the three months ended March 31, 2015 and 2014, respectively.

Administrator’s Fee

For the three months ended March 31, 2015 and 2014, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT for the three months ended March 31, 2015 and 2014 were $62,256 and $54,230, respectively, of which $21,701 and $18,182 was accrued as of March 31, 2015 and 2014, respectively

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s revenues and expenses for income tax purposes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

7. Income Taxes (continued)

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year and GAIT identifies its major tax jurisdictions as U.S. Federal and Connecticut State. The Manager has evaluated GAIT’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for open tax years 2011 through 2014 or expected to be taken in GAIT’s 2015 tax returns. The Manager has evaluated GAIT’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination.

8. Financial Highlights

The following is the per unit operating performance calculation for the three months ended March 31, 2015 and 2014:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2013	$127.72	$98.41
Net loss:
Net investment loss	(0.76)	(1.05)
Net loss on investments	(12.93)	(9.93)
Net loss	(13.69)	(10.98)
Net asset value per unit, March 31, 2014	$114.03	$87.43

Net asset value per unit, December 31, 2014	$149.37	$113.58
Net income:
Net investment loss	(1.04)	(1.41)
Net gain on investments	11.60	8.95
Net income	10.56	7.54
Net asset value per unit, March 31, 2015	$159.93	$121.12

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three months ended March 31, 2015 and 2014:

	Class 0		Class 2
	2015	2014	2015	2014

Total return before Incentive Allocation	8.84%	(10.72)%	8.31%	(11.16)%
Incentive Allocation	(1.77)	0.00	(1.67)	0.00
Total return after Incentive Allocation	7.07%	(10.72)%	6.64%	(11.16)%

Net investment loss before Incentive Allocation	(0.67)%	(0.63)%	(1.18)%	(1.13)%
Incentive Allocation	(1.69)	0.00	(1.60)	0.00
Net investment loss after Incentive Allocation	(2.36)%	(0.63)%	(2.78)%	(1.13)%

Total expenses before Incentive Allocation	0.73%	0.68%	1.25%	1.19%
Incentive Allocation	1.69	0.00	1.60	0.00
Total expenses after Incentive Allocation	2.42%	0.68%	2.85%	1.19%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the three months ended March 31, 2015 and 2013.

9. Subsequent Events

GAIT had subscriptions of approximately $3.6 million and redemptions of approximately $0.4 million from April 1, 2015 through May 14, 2015, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

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

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our annual financial statements and the notes thereto for the fiscal year ended December 31, 2014 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2015. This discussion should also be read in conjunction with “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis. For the purposes of this filing beginning with Item 2, the term “Fund” shall include the Blended Strategies Portfolio of GAIF I, GAIT and the Master Funds in which they invest, unless the context implies otherwise. The Fund does not engage in the sale of goods or services. The Fund’s capital consists of capital contributions of the members, as increased or decreased by gains and losses from its investments in the Master Funds, interest, expenses and redemptions. Its only assets are its investments in the Master Funds. The Master Funds do not engage in the sale of goods or services. Their assets are comprised of the equity in their accounts with clearing brokers and OTC counterparties, in each case consisting of cash, open trade equity on derivatives and the net option premium paid or received. In the case of Graham Cash Assets LLC (“Cash Assets”), the assets consist of investments in debt obligations guaranteed by the U.S. federal government, as well as cash and cash equivalents.

For the three months ended March 31, 2015 the Blended Strategies Portfolio’s net asset value increased by $6,142,569 or 6.9%. The net increase in the Blended Strategies Portfolio was attributable to total subscriptions of $1,257,000 or 1.4% and net income of $6,203,516 or 7.0% partially offset by redemptions totaling $1,317,947 or -1.5%, for the period.

For the three months ended March 31, 2014 the Blended Strategies Portfolio’s net asset value decreased by $12,587,713 or -12.7%. The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $2,691,289 or 2.7% offset by redemptions totaling $4,503,624 or -4.5% and a net loss of $10,775,378 or -10.9% for the period.

 (i)          Results of Operations

The Fund’s success depends primarily upon the Manager’s ability to recognize and capitalize on market trends in the different and varied sectors of the global financial markets in which it trades.

Index
2015 Summary

Three Months Ended March 31, 2015

For the three months ended March 31, 2015, the Blended Strategies Portfolio experienced net trading gains of $8,630,974. The trading results are attributable to the following sectors:

Agriculture / Softs	$231,006
Base metals	(37,105)
Energy	(310,849)
Equities	2,285,896
Foreign exchange	5,178,746
Long term / Intermediate rates	1,190,454
Precious metals	(483,980)
Short term rates	576,806
$8,630,974

The Blended Strategies Portfolio recorded a net gain for the first quarter of 2015. The portfolio recorded gains from positions in foreign exchange, particularly from a long bias in the U.S. dollar versus the Euro, Canadian dollar, British sterling and Australian dollar. Additional gains resulted from long positions in Asian and European equity index futures as prices rallied during the quarter. In long term / intermediate rates, the portfolio recorded more gains from positions in European, Canadian and Australian bond futures. The portfolio experienced losses in commodities as gains from trading natural gas, copper and wheat were offset by losses in precious metals, gas oil and heating oil.

Advisory, Sponsor Fees, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended March 31, 2015, Advisory Fees increased by $18,316 or 4.6%, Sponsor Fees increased by $48,754 or 18.1%, and Administrator’s Fees increased by $3,109 or 10.5% in the Fund over the corresponding period of the preceding year. These increases are all attributable to higher net assets of the portfolio resulting from subscriptions and net income partially offset by redemptions for the period. During the same period, interest income increased by $10,229 or 21.0%. Interest was earned on free cash at an average annualized yield of 0.30% for the three months ended March 31, 2015 compared to 0.26% for the same period in 2014.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended March 31, 2015 the Incentive Allocation increased by $1,550,824. This was the result of a higher net gain before incentive allocation for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. For the three months ended March 31, 2014, the portfolio had not yet recovered previous losses. As a result, there was no Incentive Allocation for that period.

Index
The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of March 31, 2015 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	14.6%
Base metals	(6.6)%
Energy	26.7%
Equities	32.8%
Foreign exchange	(26.1)%
Long term / Intermediate rates	54.3%
Precious metals	(4.7)%
Short term rates	9.0%
100.0%

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

Advisory, Sponsor, and Administrator’s Fees are calculated based on a percentage of the Fund’s net asset value. Changes in the net assets of the Fund resulting from subscriptions, redemptions, interest and trading profits allocated from the Master Funds can therefore have a material impact on the fee expense of the Fund.

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

A portion of the Fund’s assets is generally held as cash or cash equivalents, which are used to margin the Fund’s investments.  It is expected that the average margin the Fund will be required to post to support the Fund’s trading may range between 10% and 30% of the Fund’s total assets, which will be segregated or secured by the futures brokers in accordance with the CEA and with CFTC regulations or be maintained on deposit with over-the-counter counterparties. In exceptional market conditions, this amount could increase. The Master Funds are subject to margin calls on a constant daily and intra-day basis, whether in connection with initiating new investment positions or as a result of changes in the value of current investment positions. These margin requirements are met through the posting of additional margin with the applicable futures or FX clearing broker, on an almost daily basis. The Manager generally expresses its margin requirements for the portfolios in terms of the aggregate of the margin requirements for the underlying strategies plus the net option premium costs for the underlying strategies. The following table shows these amounts as of the date indicated:

Index
Blended Strategies Portfolio
March 31, 2015	11.28%
December 31, 2014	12.51%
March 31, 2014	12.35%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through March 31, 2015, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Index
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

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year and the Fund identifies its major tax jurisdictions as U.S. Federal and Connecticut State. The Manager has evaluated the Fund’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for open tax years 2011 through 2014 or expected to be taken in the Fund’s 2015 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination.

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

Evaluation of Disclosure Control and Procedures

The Fund has established disclosure controls and procedures to ensure that the information required to be disclosed by the Fund in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and made known to the Manager and the Fund’s management, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation as of March 31, 2015, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Manager’s disclosure controls and procedures with respect to the Fund (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to the Fund’s internal controls over financial reporting during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal controls over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
Not Required

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended March 31, 2015, the Fund issued 9,523.156 Units in exchange for $1,257,000 with respect to the Blended Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”). The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder. All purchasers of the Units were accredited investors, as that term is defined under Rule 501 of Regulation D.

The following chart sets forth the purchases of Units of the Fund.

Period (as of)	Blended Strategies Portfolio Total Number of Units Issued
January 1, 2015	502.103
February 1, 2015	829.665
March 1, 2015	8,191.388

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
January 31, 2015	2,422.673	139.63	N/A	N/A
February 28, 2015	4,363.240	137.85	N/A	N/A
March 31, 2015	2,505.683	140.53	N/A	N/A
TOTAL	9,291.596	139.34	N/A	N/A

1 Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None

Index
Item 6.	Exhibits

** 3.1	Certificate of Formation of Graham Alternative Investment Fund I LLC
* 3.2	Amendment to Certificate of Formation of Graham Alternative Investment Fund I LLC
* 4.1	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC
** 10.1	Form of Subscription Agreement
** 10.2	Form of Placement Agreement
*** 10.10	Safekeeping Account Agreement between Graham Cash Assets LLC and Bank of America, N.A.
**** 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Executive Officer)
**** 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)
**** 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Chief Financial Officer)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to the Fund’s Form 8-K previously filed on April 11, 2013

**	Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010

***	Incorporated by reference to the Fund’s Form 10/A previously filed on September 3, 2010

****	Filed herewith

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2015	GRAHAM ALTERNATIVE INVESTMENT FUND I LLC BLENDED STRATEGIES PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

		By:	/s/ Paul Sedlack
Paul Sedlack, Principal Executive Officer

		By:	/s/ Brian Douglas
Brian Douglas, Chief Financial Officer