Form 10-Q
period 2016-09-30
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2016-11-14
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Yes ☐  No ☒
As of November 1, 2016, 578,645.247 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC

BLENDED STRATEGIES PORTFOLIO
FORM 10-Q

Exhibits

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification

Index
PART I

Item 1.	Financial Statements

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Statements of Financial Condition

	September 30, 2016 (Unaudited)	December 31, 2015 (Audited)
Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$72,503,901	$85,931,311
Redemption receivable from Graham Alternative Investment Trading LLC	2,278,329	2,938,722
Total assets	$74,782,230	$88,870,033

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$2,278,329	$2,938,722
Total liabilities	2,278,329	2,938,722

Members’ capital:
Class 0 Units (348,964.783 and 400,877.751 units issued and outstanding at $138.85 and $147.34, respectively)	48,453,860	59,064,584
Class 2 Units (235,697.740 and 244,435.571 units issued and outstanding at $102.04 and $109.91, respectively)	24,050,041	26,866,727
Total members’ capital	72,503,901	85,931,311
Total liabilities and members’ capital	$74,782,230	$88,870,033

See accompanying notes.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) gain allocated from investment in Graham Alternative Investment Trading LLC
Net realized (loss) gain on investments	$(660,454)	$(1,288,243)	$(3,273,674)	$6,585,161
Net (decrease) increase in unrealized appreciation on investments	(2,134,403)	2,684,579	321,142	(2,150,087)
Brokerage commissions and fees	(102,309)	(150,503)	(358,103)	(412,754)
Net (loss) gain allocated from investment in Graham Alternative Investment Trading LLC	(2,897,166)	1,245,833	(3,310,635)	4,022,320

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC
Investment income
Interest income	96,714	78,260	282,588	207,449

Expenses
Advisory fees	341,242	408,365	1,062,346	1,231,011
Sponsor fees	271,441	314,964	839,663	943,771
Professional fees and other	44,456	27,812	125,939	144,402
Administrator’s fees	25,284	32,512	82,004	97,678
Incentive allocation	-	-	-	1,550,824
Total expenses	682,423	783,653	2,109,952	3,967,686
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(585,709)	(705,393)	(1,827,364)	(3,760,237)
Net (loss) income	$(3,482,875)	$540,440	$(5,137,999)	$262,083

See accompanying notes.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Changes in Members’ Capital

For the nine months ended September 30, 2016 and 2015

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2014	422,282.349	$63,076,949	229,870.220	$26,108,985	$89,185,934
Subscriptions	15,793.010	2,487,000	28,404.051	3,293,000	5,780,000
Redemptions	(13,187.736)	(2,036,317)	(16,260.113)	(1,859,805)	(3,896,122)
Net income (loss)	–	472,020	–	(209,937)	262,083
Members’ capital, September 30, 2015	424,887.623	$63,999,652	242,014.158	$27,332,243	$91,331,895

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2015	400,877.751	$59,064,584	244,435.571	$26,866,727	$85,931,311
Subscriptions	3,289.583	475,000	9,070.957	959,739	1,434,739
Redemptions	(55,202.551)	(7,835,723)	(17,808.788)	(1,888,427)	(9,724,150)
Net loss	–	(3,250,001)	–	(1,887,998)	(5,137,999)
Members’ capital, September 30, 2016	348,964.783	$48,453,860	235,697.740	$24,050,041	$72,503,901

See accompanying notes.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
	2016	2015
Cash flows provided by (used in) operating activities
Net (loss) income	$(5,137,999)	$262,083
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Net loss (income) allocated from investment in Graham Alternative Investment Trading LLC	5,137,999	(262,083)
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	10,384,543	5,137,778
Investments in Graham Alternative Investment Trading LLC	(1,434,739)	(5,780,000)
Net cash provided by (used in) operating activities	8,949,804	(642,222)

Cash flows (used in) provided by financing activities
Subscriptions	1,434,739	5,780,000
Redemptions	(10,384,543)	(5,137,778)
Net cash (used in) provided by financing activities	(8,949,804)	642,222

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements

September 30, 2016

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

2. Summary of Significant Accounting Policies

These financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and all amounts are stated in U.S. dollars. The Fund applies specialized accounting guidance as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services – Investment Companies, and is an investment company within the meaning of such guidance. The preparation of these financial statements requires the Manager to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

At September 30, 2016 and December 31, 2015, the Fund owned 56.72% and 52.56%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. According to FASB Accounting Standards Update 2015-07 – Disclosures for Investment in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”), these investments are no longer categorized in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the nine months ended September 30, 2016 or the year ended December 31, 2015 by the Fund, GAIT, or the Master Funds and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At September 30, 2016 and December 31, 2015, no accruals have been recorded by the Fund for indemnifications.

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

Redemption Fees

Class 2 Units are subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Class 0 Units are not subject to a redemption fee. Redemption fees are payable to the Manager upon redemption of Units from the proceeds of such redemption. There were $231 and $0 of redemption fees paid to the Manager for the nine months ended September 30, 2016 and 2015, respectively.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

4. Fees and Related Party Transactions

Advisory Fees

For the nine months ended September 30, 2016 and 2015, each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

Sponsor Fees

For the nine months ended September 30, 2016 and 2015, each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

Class	Annual Rate

Class 0	0.75%
Class 2	2.75%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. The total Incentive Allocation allocated to the Fund by GAIT for the nine months ended September 30, 2016 and 2015 was $0 and $1,550,824, respectively.

Administrator’s Fee

For the nine months ended September 30, 2016 and 2015, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the nine months ended September 30, 2016 and 2015 were $82,004 and $97,678, respectively.

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

6. Financial Highlights

The following is the per Unit operating performance calculation for the three month periods ended September 30, 2016 and 2015:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, June 30, 2015	$149.49	$112.66
Net income:
Net investment loss	(0.93)	(1.29)
Net gain on investments	2.07	1.57
Net income	1.14	0.28
Net asset value per unit, September 30, 2015	$150.63	$112.94

Net asset value per unit, June 30, 2016	$144.89	$107.02
Net loss:
Net investment loss	(0.85)	(1.15)
Net loss on investments	(5.19)	(3.83)
Net loss	(6.04)	(4.98)
Net asset value per unit, September 30, 2016	$138.85	$102.04

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three month periods ended September 30, 2016 and 2015:

	Class 0		Class 2
	2016	2015	2016	2015

Total return before Incentive Allocation	(4.17)%	0.76%	(4.65)%	0.25%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(4.17)%	0.76%	(4.65)%	0.25%

Net investment loss before Incentive Allocation	(0.60)%	(0.62)%	(1.10)%	(1.14)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.60)%	(0.62)%	(1.10)%	(1.14)%

Total expenses before Incentive Allocation	0.73%	0.70%	1.22%	1.23%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.73%	0.70%	1.22%	1.23%

The following is the per Unit operating performance calculation for the nine month periods ended September 30, 2016 and 2015:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2014	$149.37	$113.58
Net income (loss):
Net investment loss	(2.97)	(4.03)
Net gain on investments	4.23	3.39
Net income (loss)	1.26	(0.64)
Net asset value per unit, September 30, 2015	$150.63	$112.94

Net asset value per unit, December 31, 2015	$147.34	$109.91
Net loss:
Net investment loss	(2.58)	(3.51)
Net loss on investments	(5.91)	(4.36)
Net loss	(8.49)	(7.87)
Net asset value per unit, September 30, 2016	$138.85	$102.04

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the nine month periods ended September 30, 2016 and 2015:

	Class 0		Class 2
	2016	2015	2016	2015

Total return before Incentive Allocation	(5.76)%	2.60%	(7.16)%	1.02%
Incentive Allocation	0.00	(1.76)	0.00	(1.59)
Total return after Incentive Allocation	(5.76)%	0.84%	(7.16)%	(0.57)%

Net investment loss before Incentive Allocation	(1.80)%	(1.93)%	(3.30)%	(3.47)%
Incentive Allocation	0.00	(1.71)	0.00	(1.60)
Net investment loss after Incentive Allocation	(1.80)%	(3.64)%	(3.30)%	(5.07)%

Total expenses before Incentive Allocation	2.15%	2.16%	3.65%	3.70%
Incentive Allocation	0.00	1.71	0.00	1.60
Total expenses after Incentive Allocation	2.15%	3.87%	3.65%	5.30%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total members’ capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios have not been annualized and are computed based upon the weighted average of members’ capital for Class 0 and Class 2 Units of the Fund for the three and nine month periods ended September 30, 2016 and 2015.

7. Subsequent Events

The Fund had subscriptions of approximately $0.2 million and redemptions of approximately $0.9 million from October 1, 2016 through November 14, 2016, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	September 30, 2016 (Unaudited)	December 31, 2015 (Audited)
Assets
Investments in Master Funds, at fair value	$14,190,492	$17,496,603
Investment in Graham Cash Assets LLC, at fair value	121,563,551	150,532,053
Receivable from Master Funds	34	-
Total assets	$135,754,077	$168,028,656

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$7,474,288	$4,031,268
Accrued advisory fees	192,962	247,886
Accrued sponsor fees	150,861	184,511
Accrued professional fees	104,233	67,250
Accrued administrator’s fee	12,700	19,747
Payable to Master Funds	-	32
Total liabilities	7,935,044	4,550,694

Members’ capital:
Class 0 Units (617,645.186 and 791,620.850 units issued and outstanding at $138.85 and $147.34 per unit, respectively)	85,760,198	116,635,944
Class 2 Units (401,260.944 and 415,606.489 units issued and outstanding at $102.04 and $109.91 per unit, respectively)	40,943,715	45,680,694
Class M Units (4,671.470 units issued and outstanding at $238.71 and $248.60 per unit, respectively)	1,115,120	1,161,324
Total members’ capital	127,819,033	163,477,962
Total liabilities and members’ capital	$135,754,077	$168,028,656

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	September 30, 2016 (Unaudited)		December 31, 2015 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$6,757,718	5.29%	$6,374,087	3.90%
Graham K4D Trading Ltd.	7,432,774	5.81%	11,122,516	6.80%
Total investments in Master Funds	$14,190,492	11.10%	$17,496,603	10.70%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) gain allocated from investments in Master Funds
Net realized (loss) gain on investments	$(1,220,650)	$(2,417,315)	$(6,263,880)	$12,547,090
Net (decrease) increase in unrealized appreciation on investments	(3,889,143)	5,044,319	764,958	(4,083,426)
Brokerage commissions and fees	(188,001)	(282,211)	(675,280)	(777,518)
Net (loss) gain allocated from investments in Master Funds	(5,297,794)	2,344,793	(6,174,202)	7,686,146

Net investment loss allocated from investments in Master Funds	(2,758)	(24,323)	(12,345)	(68,109)

Investment income
Interest income	177,535	146,750	532,422	390,857

Expenses
Advisory fees	621,713	760,568	1,988,366	2,305,043
Sponsor fees	480,767	573,442	1,509,403	1,722,660
Administrator’s fees	46,472	60,966	154,756	184,141
Professional fees and other	78,761	27,816	224,259	204,452
Total expenses	1,227,713	1,422,792	3,876,784	4,416,296
Net investment loss of the Fund	(1,050,178)	(1,276,042)	(3,344,362)	(4,025,439)

Net (loss) income	(6,350,730)	1,044,428	(9,530,909)	3,592,598

Incentive allocation	–	–	–	2,920,022

Net (loss) income available for pro-rata allocation to all members	$(6,350,730)	$1,044,428	$(9,530,909)	$672,576

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the nine months ended September 30, 2016 and 2015

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2014	812,590.118	$121,377,790	408,116.011	$46,354,391	4,671.470	$1,129,481	$168,861,662
Subscriptions	29,389.879	4,606,644	47,191.380	5,462,250	–	–	10,068,894
Redemptions	(31,473.366)	(4,841,628)	(25,319.839)	(2,936,035)	–	(2,920,022)	(10,697,685)
Incentive allocation	–	(2,147,427)	–	(772,595)	–	2,920,022	–
Net income	–	3,088,998	–	453,299	–	50,301	3,592,598
Members’ capital, September 30, 2015	810,506.631	$122,084,377	429,987.552	$48,561,310	4,671.470	$1,179,782	$171,825,469

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2015	791,620.850	$116,635,944	415,606.489	$45,680,694	4,671.470	$1,161,324	$163,477,962
Subscriptions	7,356.555	1,065,000	14,477.337	1,541,239	–	–	2,606,239
Redemptions	(181,332.219)	(25,694,780)	(28,822.882)	(3,039,479)	–	–	(28,734,259)
Incentive allocation	–	–	–	–	–	–	–
Net loss	–	(6,245,966)	–	(3,238,739)	–	(46,204)	(9,530,909)
Members’ capital, September 30, 2016	617,645.186	$85,760,198	401,260.944	$40,943,715	4,671.470	$1,115,120	$127,819,033

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
	2016	2015
Cash flows provided by operating activities
Net (loss) income	$(9,530,909)	$3,592,598
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net loss (income) allocated from investments in Master Funds	6,186,547	(7,618,037)
Net income allocated from investment in Graham Cash Assets LLC	(532,422)	(390,857)
Proceeds from sale of investments in Master Funds	100,726,354	133,755,383
Proceeds from sale of investments in Graham Cash Assets LLC	105,462,720	117,296,756
Investments in Master Funds	(103,606,856)	(123,106,626)
Investments in Graham Cash Assets LLC	(75,961,796)	(115,699,996)
Changes in assets and liabilities:
Accrued advisory fees	(54,924)	(14,510)
Accrued sponsor fees	(33,650)	(8,857)
Accrued professional fees	36,983	(24,398)
Accrued administrator’s fee	(7,047)	(1,043)
Net cash provided by operating activities	22,685,000	7,780,413

Cash flows used in financing activities
Subscriptions	2,606,239	10,068,894
Redemptions	(25,291,239)	(17,849,307)
Net cash used in financing activities	(22,685,000)	(7,780,413)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

September 30, 2016

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

2. Summary of Significant Accounting Policies

These financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and all amounts are stated in U.S. dollars. GAIT applies specialized accounting guidance as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services – Investment Companies, and is an investment company within the meaning of such guidance. The preparation of these financial statements requires the Manager to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at September 30, 2016 and December 31, 2015. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices held. Currency translation gains and losses are included in the statement of operations within net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments.

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

GAIT’s investments in Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. According to FASB Accounting Standards Update 2015-07 – Disclosures for Investment in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”), these investments are no longer categorized in the fair value hierarchy. GAIT’s investments in Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the nine months ended September 30, 2016 or the year ended December 31, 2015 by GAIT, the Master Funds, or Cash Assets, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

Credit Risk Related Contingent Features

OTC Derivative Instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return, and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the nine months ended September 30, 2016 or for the year ended December 31, 2015 which caused any counterparty to demand liquidation of any outstanding positions. At September 30, 2016 and December 31, 2015, there were no Derivative Instruments subject to credit risk related contingent features in a net liability position for either of the Master Funds in which GAIT invests except for Graham Commodity Strategies LLC. Graham Commodity Strategies LLC had Derivative Instruments subject to credit risk related contingent features in a net liability position in the amount of $12,136,407 and $102,519 at September 30, 2016 and December 31, 2015, respectively.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX memberships and the shares of the CME Group at fair value. As of September 30, 2016 and December 31, 2015, the two NYMEX memberships were valued at $382,000 and $305,000, respectively, and the 30,000 shares of CME Group were valued at $3,135,600 and $2,718,000, respectively, both of which are contained within Exchange Memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Chicago Board of Trade Membership

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat. Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of September 30, 2016 and December 31, 2015, the B-1/Full memberships were valued at $404,000 and $455,000, respectively, and the B-2/Associate memberships were valued at $70,000 and $72,500, respectively, both of which are included in CME Membership on the statements of financial condition. Additionally, Graham K4D Trading Ltd. owns a Chicago Mercantile Exchange seat valued at $214,500 and $224,500 at September 30, 2016 and December 31, 2015, respectively, which is also included in Exchange Membership on the statements of financial condition. The CBOT memberships and shares are considered Level 1 assets as described in the Fair Value section of Note 2.

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

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At September 30, 2016 and December 31, 2015, no accruals have been recorded by GAIT for indemnifications.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds

As of September 30, 2016 and December 31, 2015, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members’ capital are individually identified, while smaller investments are aggregated under the caption “Other Global Macro Funds,” if applicable. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

September 30, 2016
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Loss (nine months ended)

Systematic Macro Funds
Graham K4D Trading Ltd.	5.81%	$7,432,774	$(2,100,634)

Global Macro Funds
Graham Commodity Strategies LLC	5.29%	6,757,718	(4,085,913)
	11.10%	$14,190,492	$(6,186,547)

December 31, 2015
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (nine months ended September 30, 2015)

Systematic Macro Funds
Graham K4D Trading Ltd.	6.80%	$11,122,516	$4,492,339

Global Macro Funds
Graham Commodity Strategies LLC	3.90%	6,374,087	3,125,698
	10.70%	$17,496,603	$7,618,037

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of September 30, 2016:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$109,832,953	$72,595,138
Derivative financial instruments, at fair value	31,679,608	8,661,108
Exchange membership, at fair value	3,517,600	688,500
Total assets	145,030,161	81,944,746

Liabilities:
Derivative financial instruments, at fair value	12,136,407	-
Total liabilities	12,136,407	-
Net assets	$132,893,754	$81,944,746

Percentage of Master Fund held by GAIT	5.09%	9.07%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2016.

Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Derivative financial instruments
Long contracts
Futures
Coffee Robusta 10TN November 2016		4,789	$8,977,020	6.75%
Coffee Robusta 10TN January 2017 - March 2017		6,087	8,035,240	6.05%
WTI Crude Oil Future November 2016		250	2,500	0.00%
Natural Gas November 2016 - March 2017		1,401	(1,324,240)	(1.00)%
Other commodity			(4,643,919)	(3.49)%
Foreign index			260,529	0.20%
Fed fund 30 day October 2016		50,924	13,767,685	10.36%
Fed fund 30 day November 2016		140	40,837	0.03%
Other interest rate			448,946	0.34%
U.S. bond			626,875	0.47%
Total futures			26,191,473	19.71%

Forwards
Chinese yuan / U.S. dollar 10/12/2016 – 06/13/2017	CNY	6,099,653,901	(4,071,239)	(3.06)%
Other foreign currency			67,220	0.05%
Total forwards			(4,004,019)	(3.01)%

Options (cost $117,145,741)
Coffee Robusta 10TN November 2016, $1,800.00 - $2,100.00 Call		2	1,190,000	0.90%
Coffee Robusta 10TN November 2016, $1,700.00 Put		1	(360,000)	(0.27)%
Coffee future November 2016, $157.50 - $162.50 Call		2	174,750	0.13%
Crude Oil future November 2016 - December 2016, $40.00 - $45.00 Put		4	960,500	0.72%
Crude Oil future November 2016 - March 2017, $47.50 - $100.00 Call		5	8,582,500	6.46%
Natural Gas Euro January 2017, $3.75 Call		1	1,195,000	0.90%
Natural Gas Euro November 2016, $2.70 - $3.05 Put		4	4,580,000	3.45%
Other commodity futures			10,654,832	8.01%
U.S. dollar / Chinese yuan 10/03/2016 - 02/24/2017, $6.60 - $7.60 Call		7	1,579,621	1.19%
Other currency			15,508,226	11.66%
IMM Eurodollar June 2017, $99.00 Put		1	21,000,000	15.80%
IMM Eurodollar June 2017, $98.63 Put		1	3,500,000	2.63%
IMM Eurodollar October 2016 - March 2017, $99.25 - $99.50 Call		3	578,125	0.44%
Other interest rate future			(2,782,113)	(2.09)%
U.S. bond future			543,750	0.41%
U.S. index			1,842,660	1.39%
Total options			68,747,851	51.73%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2016.

Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Natural Gas November 2016		(2,000)	$2,020,030	1.52%
Other commodity			(3,938,239)	(2.96)%
Foreign bond			156,805	0.12%
Foreign index			(104,518)	(0.08)%
Fed fund 30 Day November 2016		(41,978)	(10,522,925)	(7.92)%
Fed fund 30 Day January 2017		(3,142)	196,766	0.15%
Other Interest rate			(1,963,783)	(1.48)%
U.S. bond			4,261,570	3.21%
U.S. index			(51,725)	(0.04)%
Total futures			(9,946,019)	(7.48)%

Forwards
U.S. dollar / Chinese yuan 07/05/2016 - 06/13/2017	CNY	(7,046,712,529)	3,182,833	2.40%
Other foreign currencies			(386,229)	(0.30)%
Total forwards			2,796,604	2.10%

Options (proceeds $101,112,732)
Coffee Robusta 10TN November 2016, $1,600.00 Put		1	330,000	0.25%
Coffee Robusta 10TN November 2016, $1,900.00 - $2,100.00 Call		2	(1,335,000)	(1.00)%
Coffee future November 2016, $165.00 - $175.00 Call		2	(113,438)	(0.09)%
Crude oil future November 2016 - January 2017, $45.00 - $120.00 Call		8	(21,182,500)	(15.94)%
Crude oil future November 2016 - June 2017, $40.00 - $52.50 Put		8	(9,680,340)	(7.28)%
Natural Gas Euro November 2016 - January 2017, $2.50 - $2.90 Put		5	(4,119,500)	(3.10)%
Natural Gas Euro November 2016 - January 2017, $3.30 - $4.75 Call		3	(720,000)	(0.54)%
Other commodity futures			(7,592,970)	(5.71)%
U.S. dollar / Chinese yuan 11/03/2016 - 02/24/2017, $7.05 - $7.30 Call		5	(172,164)	(0.13)%
Other currency			(4,905,758)	(3.69)%
IMM Eurodollar June 2017, $98.88 Put		1	(12,250,000)	(9.22)%
IMM Eurodollar June 2017, $98.75 Put		1	(6,562,500)	(4.94)%
IMM Eurodollar March 2017, $98.63 Call		1	(46,875)	(0.04)%
Interest rate future			4,298,081	3.23%
U.S. index			(189,725)	(0.14)%
Total options			(64,242,689)	(48.34)%
Total derivative financial instruments			$19,543,201	14.71%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2016.

Description		Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Derivative financial instruments
Long contracts
Futures
Copper December 2016	1	$283	0.00%
KC HRW Wheat December 2016	1	(131)	0.00%
LME Copper December 2016	150	441,737	0.54%
Wheat December 2016	25	(135,568)	(0.17)%
Other commodity		2,832,870	3.45%
Currency		42,888	0.05%
Foreign bond		3,479,296	4.25%
Foreign index		1,027,008	1.25%
Interest rate		547,296	0.67%
U.S. bond		(12,249)	(0.01)%
U.S. index		1,047,331	1.28%
Total futures		9,270,761	11.31%

Forwards
Other foreign currency		4,565,465	5.57%
Total forwards		4,565,465	5.57%

Short contracts
Futures
Copper December 2016	(32)	(56,462)	(0.07)%
KC HRW Wheat December 2016	(500)	2,046,015	2.50%
LME Copper December 2016	(806)	(4,307,110)	(5.26)%
Wheat December 2016	(1,077)	3,706,313	4.52%
Other commodity		(5,407,961)	(6.58)%
Currency		(94,676)	(0.12)%
Foreign bond		(302,180)	(0.37)%
Foreign index		(1,251,673)	(1.53)%
Interest rate		(596,981)	(0.73)%
U.S. bond		(5,423)	(0.01)%
U.S. index		(18,683)	(0.02)%
Total futures		(6,288,821)	(7.67)%

Forwards
Other foreign currency		1,113,703	1.36%
Total forwards		1,113,703	1.36%
Total derivative financial instruments		$8,661,108	10.57%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of September 30, 2016:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$22,962,295	$11,703,138
Commodity futures options	27,727,582	-
Currency futures	-	71,807
Foreign bond futures	369,656	3,638,680
Foreign index futures	260,529	1,646,841
Interest rate futures	15,004,070	654,919
Interest rate futures options	30,688,706	-
U.S. bond futures	4,910,664	142,270
U.S. bond futures options	543,750	-
U.S. index futures	14,375	1,407,266
U.S. index futures options	1,842,660	-
Total Level 1	104,324,287	19,264,921

Level 2:
Foreign currency forwards	15,329,748	8,007,893
Foreign currency options	17,087,846	-
Total Level 2	32,417,594	8,007,893
Total investment related assets	$136,741,881	$27,272,814

Liabilities
Level 1:
Commodity futures	$(13,833,903)	$(12,583,152)
Commodity futures options	(45,163,748)	-
Currency futures	-	(123,595)
Foreign bond futures	(212,851)	(461,564)
Foreign index futures	(104,518)	(1,871,506)
Interest rate futures	(13,036,544)	(704,604)
Interest rate futures options	(22,953,988)	-
U.S. bond futures	(22,219)	(159,942)
U.S. index futures	(66,100)	(378,618)
U.S. index futures options	(189,725)	-
Total Level 1	(95,583,596)	(16,282,981)

Level 2:
Foreign currency forwards	(16,537,163)	(2,328,725)
Foreign currency options	(5,077,921)	-
Total Level 2	(21,615,084)	(2,328,725)
Total investment related liabilities	$(117,198,680)	$(18,611,706)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of the Master Funds based on their average quarterly notional amounts and number of contracts for the nine months ended September 30, 2016. The table also displays the fair value of derivative contracts held by the Master Funds at September 30, 2016 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Graham Commodity Strategies LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$603,523,395	18,815	$(383,616,509)	(10,125)	$22,962,295	$(13,833,903)
Options(a)	623,134,249	40,675	(420,764,793)	(25,158)	27,727,582	(45,163,748)
Swaps(b)	27,685,864	595	-	-	-	-
	1,254,343,508	60,085	(804,381,302)	(35,283)	50,689,877	(58,997,651)
Equity price
Futures	86,794,800	1,028	(57,620,758)	(807)	274,904	(170,618)
Options(a)	59,269,823	8,864	(10,604,221)	(6,163)	1,842,660	(189,725)
	146,064,623	9,892	(68,224,979)	(6,970)	2,117,564	(360,343)
Foreign currency exchange rate
Forwards	12,139,450,814	N/A	(3,412,941,630)	N/A	15,329,748	(16,537,163)
Options(a)	1,182,080,118	51	(1,010,560,791)	(52)	17,087,846	(5,077,921)
	13,321,530,932	51	(4,423,502,421)	(52)	32,417,594	(21,615,084)
Interest rate
Futures	23,057,674,406	73,582	(14,339,505,209)	(43,486)	20,284,390	(13,271,614)
Options(a)	5,862,937,807	147,033	(6,154,493,332)	(115,000)	31,232,456	(22,953,988)
Swaps(b)	559,814	1	(2,624,769)	(2)	-	-
	28,921,172,027	220,616	(20,496,623,310)	(158,488)	51,516,846	(36,225,602)
Total	$43,643,111,090	290,644	$(25,792,732,012)	(200,793)	$136,741,881	$(117,198,680)

(a)	– Notional amounts for options are based on the delta-adjusted positions.
(b)
– Notional amounts and number of contracts for these swaps are calculated based on the average amount of each swap transaction that occurred during the nine months ended September 30, 2016, as a result of no open contracts at any quarter end.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of the Master Funds based on their average quarterly notional amounts and number of contracts for the nine months ended September 30, 2016. The table also displays the fair value of derivative contracts held by the Master Funds at September 30, 2016 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$354,140,245	7,157	$(257,237,653)	(6,228)	$11,703,138	$(12,583,152)
	354,140,245	7,157	(257,237,653)	(6,228)	11,703,138	(12,583,152)

Equity price
Futures	468,308,488	4,808	(157,108,303)	(2,416)	3,054,107	(2,250,124)
	468,308,488	4,808	(157,108,303)	(2,416)	3,054,107	(2,250,124)

Foreign currency exchange rate
Forwards	738,033,835	N/A	(764,073,717)	N/A	8,007,893	(2,328,725)
Futures	9,080,611	94	(68,887,474)	(709)	71,807	(123,595)
	747,114,446	94	(832,961,191)	(709)	8,079,700	(2,452,320)

Interest rate
Futures	3,598,232,122	20,763	(1,311,877,889)	(5,918)	4,435,869	(1,326,110)
	3,598,232,122	20,763	(1,311,877,889)	(5,918)	4,435,869	(1,326,110)
Total	$5,167,795,301	32,822	$(2,559,185,036)	(15,271)	$27,272,814	$(18,611,706)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at September 30, 2016 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$136,741,881	$(105,062,273)	$31,679,608	$-	$31,679,608
Derivative liabilities	(117,198,680)	105,062,273	(12,136,407)	12,136,407	-

Graham K4D Trading Ltd.[2]
Derivative assets	$27,272,814	$(18,611,706)	$8,661,108	$-	$8,661,108
Derivative liabilities	(18,611,706)	18,611,706	-	-	-

1 Net derivative asset and liability amounts presented in the statement of financial condition are held with three counterparties. The Master Fund has pledged offsetting collateral to one of those counterparties as of September 30, 2016. At September 30, 2016, additional collateral pledged in the amount of $97,683,946 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

2 Net derivative asset amounts presented in the statement of financial condition are held with two counterparties. The Master Fund did not receive collateral from of these counterparties that may have been used to offset these derivative amounts as of September 30, 2016. At September 30, 2016, additional collateral pledged in the amount of $72,595,138 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended September 30, 2016:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$62,428	$29,003

Net realized (loss) gain on investments	(28,241,288)	2,114,589
Net decrease in unrealized appreciation on investments	(22,698,798)	(25,514,946)
Brokerage commissions and fees	(3,282,875)	(186,881)
Net loss on investments	(54,222,961)	(23,587,238)
Net loss	$(54,160,533)	$(23,558,235)

The following table summarizes the results of operations of each Master Fund for the nine months ended September 30, 2016:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$135,374	$46,319

Net realized loss on investments	(75,620,370)	(21,354,964)
Net increase in unrealized appreciation on investments	17,773,743	1,505,662
Brokerage commissions and fees	(11,963,047)	(645,945)
Net loss on investments	(69,809,674)	(20,495,247)
Net loss	$(69,674,300)	$(20,448,928)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended September 30, 2016:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$23,226,681	$(42,145,479)
Options	(18,288,758)	-
	4,937,923	(42,145,479)
Equity price
Equities	199,600	(31,500)
Futures	5,075,297	24,255,009
Options	(6,977,968)	-
	(1,703,071)	24,223,509
Foreign currency exchange rate
Forwards	(3,650,777)	1,108,898
Futures	(78,885)	(1,978,145)
Options	(23,359,001)	-
	(27,088,663)	(869,247)
Interest rate
Futures	(22,552,324)	(4,609,140)
Options	(4,533,951)	-
	(27,086,275)	(4,609,140)
Total	$(50,940,086)	$(23,400,357)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the nine months ended September 30, 2016:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$50,565,065	$(55,673,149)
Options	41,149,436	-
Swaps	(5,443,954)	-
	86,270,547	(55,673,149)
Equity price
Equities	494,600	(63,500)
Futures	(11,191,048)	6,090,507
Options	(16,683,130)	-
	(27,379,578)	6,027,007
Foreign currency exchange rate
Forwards	(22,425,651)	(618,341)
Futures	(78,885)	(6,715,336)
Options	(35,234,819)	-
	(57,739,355)	(7,333,677)
Interest rate
Futures	(45,768,323)	37,130,517
Options	(12,524,612)	-
Swaps	(705,306)	-
	(58,998,241)	37,130,517
Total	$(57,846,627)	$(19,849,302)

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

2 Net derivative asset amounts presented in the statement of financial condition are held with two counterparties. The Master Fund did not receive collateral from of these counterparties that may have been used to offset these derivative amounts as of December 31, 2015. At December 31, 2015, additional collateral pledged in the amount of $100,917,683 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended September 31, 2015:

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which range in maturity from one to twenty-six months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis. For the three and nine months ended September 30, 2016, the total amount recognized by GAIT with respect to its investment in Cash Assets was $177,535 and $532,422, respectively. For the three and nine months ended September 30, 2015, the total amount recognized by GAIT with respect to its investment in Cash Assets was $146,750 and $390,857, respectively. These amounts are included in interest income in the statements of operations and incentive allocation. At September 30, 2016 and December 31, 2015, GAIT owned approximately 2.89% and 4.02%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$535,844,505	$850,874,164
Investments in fixed income securities (cost $3,660,212,574 and $2,885,317,424, respectively)	3,660,212,574	2,885,317,424
Accrued interest receivable	7,328,855	5,861,018
Total assets	4,203,385,934	3,742,052,606

Net assets	$4,203,385,934	$3,742,052,606

The following table summarizes the results of operations of Cash Assets for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment income
Interest income	$5,671,187	$3,079,399	$15,320,613	$7,856,426
Total investment income	5,671,187	3,079,399	15,320,613	7,856,426

Expenses:
Bank fee expense	12,960	8,899	48,299	26,139
Total expenses	12,960	8,899	48,299	26,139
Net investment income	5,658,227	3,070,500	15,272,314	7,830,287
Net income	$5,658,227	$3,070,500	$15,272,314	$7,830,287

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of September 30, 2016:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $3,660,212,574)
United States
Government Bonds (cost $3,660,212,574)
U.S. Treasury 0.38% – 3.25% due 10/06/2016 – 11/30/2018	$3,650,000,000	$3,660,212,574	87.08%
Total Government Bonds		3,660,212,574	87.08%
Total United States		3,660,212,574	87.08%
Total Investments in Fixed Income Securities		$3,660,212,574	87.08%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2015:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $2,885,317,424)
United States
Government Bonds (cost $2,885,317,424)
U.S. Treasury 0.25% – 3.25% due 01/15/2016 – 12/31/2017	$2,875,000,000	$2,885,317,424	77.11%
Total Government Bonds		2,885,317,424	77.11%
Total United States		2,885,317,424	77.11%
Total Investments in Fixed Income Securities		$2,885,317,424	77.11%

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Assets
Level 2:
Fixed income securities
Government Bonds	$3,660,212,574	$2,885,317,424
Total fixed income securities	3,660,212,574	2,885,317,424
Total Level 2	3,660,212,574	2,885,317,424
Total assets	$3,660,212,574	$2,885,317,424

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

6. Fees and Related Party Transactions

Advisory Fees

For the nine months ended September 30, 2016 and 2015, each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions (continued)

Sponsor Fees

For the nine months ended September 30, 2016 and 2015, each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

Class	Annual Rate

Class 0	0.75%
Class 2	2.75%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. The Incentive Allocation was $0 and $2,920,022 for the nine months ended September 30, 2016 and 2015, respectively.

Administrator’s Fee

For the nine months ended September 30, 2016 and 2015, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT for the nine months ended September 30, 2016 and 2015 were $154,756 and $184,141, respectively, of which $12,700 and $19,836 was accrued as of September 30, 2016 and 2015, respectively.

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

8. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended September 30, 2016 and 2015:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, June 30, 2015	$149.49	$112.66
Net loss:
Net investment loss	(0.93)	(1.29)
Net gain on investments	2.07	1.57
Net income	1.14	0.28
Net asset value per unit, September 30, 2015	$150.63	$112.94

Net asset value per unit, June 30, 2016	$144.89	$107.02
Net loss:
Net investment loss	(0.86)	(1.15)
Net loss on investments	(5.18)	(3.83)
Net loss	(6.04)	(4.98)
Net asset value per unit, September 30, 2016	$138.85	$102.04

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three months ended September 30, 2016 and 2015:

	Class 0		Class 2
	2016	2015	2016	2015

Total return before Incentive Allocation	(4.17)%	0.76%	(4.65)%	0.25%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(4.17)%	0.76%	(4.65)%	0.25%

Net investment loss before Incentive Allocation	(0.61)%	(0.62)%	(1.10)%	(1.14)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.61)%	(0.62)%	(1.10)%	(1.14)%

Total expenses before Incentive Allocation	0.74%	0.70%	1.23%	1.23%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.74%	0.70%	1.23%	1.23%

The following is the per Unit operating performance calculation for the nine month periods ended September 30, 2016 and 2015:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2014	$149.37	$113.58
Net income (loss):
Net investment loss	(2.97)	(4.02)
Net gain on investments	4.23	3.38
Net income (loss)	1.26	(0.64)
Net asset value per unit, September 30, 2015	$150.63	$112.94

Net asset value per unit, December 31, 2015	$147.34	$109.91
Net loss:
Net investment loss	(2.61)	(3.51)
Net loss on investments	(5.88)	(4.36)
Net loss	(8.49)	(7.87)
Net asset value per unit, September 30, 2016	$138.85	$102.04

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the nine month periods ended September 30, 2016 and 2015:

	Class 0		Class 2
	2016	2015	2016	2015

Total return before Incentive Allocation	(5.76)%	2.62%	(7.16)%	1.01%
Incentive Allocation	0.00	(1.78)	0.00	(1.58)
Total return after Incentive Allocation	(5.76)%	0.84%	(7.16)%	(0.57)%

Net investment loss before Incentive Allocation	(1.81)%	(1.93)%	(3.30)%	(3.47)%
Incentive Allocation	0.00	(1.72)	0.00	(1.60)
Net investment loss after Incentive Allocation	(1.81)%	(3.65)%	(3.30)%	(5.07)%

Total expenses before Incentive Allocation	2.16%	2.16%	3.65%	3.70%
Incentive Allocation	0.00	1.72	0.00	1.60
Total expenses after Incentive Allocation	2.16%	3.88%	3.65%	5.30%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios have not been annualized and are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the three and nine months ended September 30, 2016 and 2015.

9. Subsequent Events

GAIT had subscriptions of approximately $7.4 million and redemptions of approximately $1.3 million from October 1, 2016 through November 14, 2016, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

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

For the three months ended September 30, 2016, the Blended Strategies Portfolio’s net asset value decreased by $8,250,693 or -10.2%. The net decrease in the Blended Strategies Portfolio was attributable to redemptions totaling $5,017,818 or -6.2 % and a net loss of $3,482,875 or -4.3% partially offset by total subscriptions of $250,000 or 0.3%, for the period.

For the nine months ended September 30, 2016, the Blended Strategies Portfolio’s net asset value decreased by $13,427,410 or -15.6%. The net decrease in the Blended Strategies Portfolio was attributable to redemptions totaling $9,724,150 or -11.3% and a net loss of $5,137,999 or -6.0% partially offset by total subscriptions of $1,434,739 or 1.7%, for the period.

For the three months ended September 30, 2015, the Blended Strategies Portfolio’s net asset value increased by $594,530 or 0.7%.  The net increase in the Blended Strategies Portfolio was attributable to total subscriptions of $2,038,000 or 2.3% and net income of $540,440 or 0.6% partially offset by redemptions totaling $1,983,910 or -2.2% , for the period.

For the nine months ended September 30, 2015, the Blended Strategies Portfolio’s net asset value increased by $2,145,961 or 2.4%. The net increase in the Blended Strategies Portfolio was attributable to total subscriptions of $5,780,000 or 6.5% and net income of $262,083 or 0.3% partially offset by redemptions totaling $3,896,122 or -4.4%, for the period.

Index
(i)          Results of Operations

The Fund’s success depends primarily upon the Manager’s ability to recognize and capitalize on market trends in the different and varied sectors of the global financial markets in which it trades.

2016 Summary

Three Months Ended September 30, 2016

For the three months ended September 30, 2016, the Blended Strategies Portfolio experienced net trading losses of $2,794,857. The trading results are attributable to the following sectors:

Agriculture / Softs	$(344,327)
Base metals	(236,180)
Energy	(1,288,394)
Equities	1,167,485
Foreign exchange	(859,643)
Long term / Intermediate rates	(1,377,447)
Precious metals	(100,168)
Short term rates	243,817
$(2,794,857)

The Blended Strategies Portfolio recorded a net loss for the third quarter of 2016. Losses resulted primarily from trading commodities, particularly from positions in the energy complex with smaller losses in agricultural commodities and metals. The portfolio also experienced losses in U.S. fixed income futures as well as in foreign exchange, most notably from positions in the euro, Canadian dollar and Japanese yen. Positions in equity index futures led to gains for the portfolio, including U.S., European and Asian benchmark indices, which offset a portion of the overall losses during the quarter.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended September 30, 2016, Advisory Fees decreased by $67,123 or -16.4%, Sponsor Fees decreased by $43,523 or -13.8%, and Administrator’s Fees decreased by $7,228 or -22.2% in the Fund over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio resulting from redemptions and a net loss partially offset by subscriptions for the period. During the same period, interest income increased by $18,454 or 23.6%. Interest was earned on free cash at an average annualized yield of 0.55% for the three months ended September 30, 2016 compared to 0.40% for the same period in 2015.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended September 30, 2016 and September 30, 2015, the portfolio has not yet recovered previous losses. As a result, there was no Incentive Allocation for those periods.

Index
Nine months Ended September 30, 2016

For the nine months ended September 30, 2016, the Blended Strategies Portfolio experienced net trading losses of $2,952,532. The trading results are attributable to the following sectors:

Agriculture / Softs	$41,834
Base metals	(1,012,542)
Energy	(1,066)
Equities	(504,124)
Foreign exchange	(1,898,663)
Long term / Intermediate rates	203,695
Precious metals	532,009
Short term rates	(313,675)
$(2,952,532)

The Blended Strategies Portfolio recorded a net loss year-to-date through the third quarter of 2016. The portfolio has experienced losses in foreign exchange, primarily from trading the euro and Swiss franc versus the U.S. dollar. The portfolio has recorded losses in commodities as profits from trading coffee, gold and silver were more than offset by losses from positions across the energy complex and in copper. In equity index futures, the portfolio has experienced losses from trading in U.S., European and Asian benchmark indices. In fixed income futures, gains from positions on the long end of the yield curve in Europe and Asia were more than offset by losses from positions in the Eurodollar.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the nine months ended September 30, 2016, Advisory Fees decreased by $168,665 or -13.7%, Sponsor Fees decreased by $104,108 or -11.0%, and Administrator’s Fees decreased by $15,674 or -16.0% in the Fund over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio resulting from redemptions and a net loss partially offset by subscriptions for the period. During the same period, interest income increased by $75,139 or 36.2%. Interest was earned on free cash at an average annualized yield of 0.52% for the nine months ended September 30, 2016 compared to 0.34% for the same period in 2015.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the nine months ended September 30, 2016, the Incentive Allocation decreased by $1,550,824 over the corresponding period of the preceding year. This was the result of a net loss before incentive allocation for the nine months ended September 30, 2016 compared to a net gain before incentive allocation for the nine months ended September 30, 2015.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of September 30, 2016 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	73.9%
Base metals	(29.2)%
Energy	(60.0)%
Equities	11.1%
Foreign exchange	54.7%
Long term / Intermediate rates	28.4%
Precious metals	(10.2)%
Short term rates	31.3%
100.0%

Index
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

Index
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

Blended Strategies Portfolio
September 30, 2016	10.46%
December 31, 2015	10.48%
September 30, 2015	10.88%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through September 30, 2016, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Investment Company – The Fund applies specialized accounting guidance as outlined in Financial Accounting Standards Board Accounting Standards Update 2013-08, Financial Services – Investment Companies (Topic 946), Amendments to the Scope, Measurement, and Disclosure Requirements, and is an investment company within the meaning of such guidance. The Manager has evaluated this guidance and has determined the Fund meets the criteria to be classified as an investment company.

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

Based on their evaluation as of September 30, 2016, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to the Fund’s internal control over financial reporting during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
Not Required

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2016, the Fund issued 2,336.094 Units in exchange for $250,000 with respect to the Blended Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”). The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder. All purchasers of the Units were accredited investors, as that term is defined under Rule 501 of Regulation D, and are Members of the Fund.

The following chart sets forth the issuances of Units by the Fund during each month of the quarter covered by this report.

Period (as of)	Blended Strategies Portfolio Total Number of Units Issued
July 2016	2,336.094
August 2016	0.000
September 2016	0.000

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2016	3,838.600	134.55	N/A	N/A
August 1 - August 31, 2016	16,673.063	133.33	N/A	N/A
September 1 - September 30, 2016	17,000.588	134.02	N/A	N/A
TOTAL	37,512.251	133.77	N/A	N/A

1 Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None

Index
Item 6.	Exhibits

** 3.1	Certificate of Formation of Graham Alternative Investment Fund I LLC
* 3.2	Amendment to Certificate of Formation of Graham Alternative Investment Fund I LLC
* 4.1	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC
** 10.1	Form of Subscription Agreement
** 10.2	Form of Placement Agreement
*** 10.10	Safekeeping Account Agreement between Graham Cash Assets LLC and Bank of America, N.A.
**** 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Executive Officer)
**** 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)
**** 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Chief Financial Officer)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to the Fund’s Form 8-K previously filed on April 11, 2013

**	Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010

***	Incorporated by reference to the Fund’s Form 10/A previously filed on September 3, 2010

****	Filed herewith

Index
SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2016		GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
BLENDED STRATEGIES PORTFOLIO

By: GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

	By:	/s/ Paul Sedlack
Paul Sedlack, Principal Executive Officer

	By:	/s/ Brian Douglas
Brian Douglas, Chief Financial Officer