Form 10-K
period 2016-12-31
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2017-03-30
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐       No ☑

Units of the Blended Strategies Portfolio with an aggregate value of $80,754,594 were outstanding and held by non-affiliates as of June 30, 2016.

As of March 1, 2017, 545,081.718 Units of the Blended Strategies Portfolio were outstanding.

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

Investors in GAIF I may invest in either or both of two different portfolios, the Blended Strategies Portfolio or the Systematic Strategies Portfolio. The Blended Strategies Portfolio uses a systematic trading program and a discretionary trading program. The Systematic Strategies Portfolio uses solely a systematic program. The Blended Strategies Portfolio units of interest (the “Units”) are the only units of GAIF I registered under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and the financial information and statements contained herein are solely with respect to that Portfolio.

GAIF I invests substantially all its assets into feeder funds. GAIF I invests in Graham Alternative Investment Trading LLC and Graham Alternative Investment Trading II LLC, each a Delaware limited liability company (the “Feeder Funds”).  Specifically, the assets of GAIF I subscribed for investment in the Blended Strategies Portfolio will be invested in Graham Alternative Investment Trading LLC and the assets of GAIF I subscribed for investment in the Systematic Strategies Portfolio will be invested in Graham Alternative Investment Trading II LLC. Trading on behalf of the Fund will be conducted in separate master funds (in a “master-feeder” fund structure) managed by the Manager (as defined below), with the exception of the Systematic Strategies Portfolio in which trading is conducted in Graham Alternative Investment Trading II LLC. For the purposes of this report, the term “Fund” shall include each of GAIF I, the Feeder Funds and the master funds in which they invest, unless the context implies otherwise.  Graham Capital Management, L.P. (the “Manager”) is the Fund’s manager and the investment advisor to the Fund.

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

Under the Limited Liability Company Agreement of GAIF I (the “Company Agreement”), the Manager has complete and exclusive responsibility for management and administration of the affairs of GAIF I.  The Manager is currently registered as a commodity pool operator (“CPO”) and commodity trading advisor (“CTA”) with the Commodity Futures Trading Commission (“CFTC”), and as an investment adviser with the Securities and Exchange Commission (“SEC”), and is a member of the National Futures Association (“NFA”).  GAIF I is not required to be, and is not, registered under the Investment Company Act of 1940, as amended. Investors purchasing units of interests (the “Units”) in GAIF I have no rights to participate in the management of the Fund.  Units are sold through dealers that are not affiliated with the Fund or the Manager.

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

As of February 29, 2016, the aggregate Net Asset Value (as defined below under “Allocation of Profit and Loss”) of the Units in GAIF I was $85,706,726. GAIF I operates on a calendar fiscal year.

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

Units of each Class of each portfolio are offered at their Net Asset Value per Unit as of the end of each month.  The minimum initial investment for Class 0 Units is $10,000 (this Class is primarily for “wrap fee programs”) and the minimum additional investment is $5,000.  Wrap fee programs bundle the various services provided to a client by a broker or financial advisor in a single fee arrangement rather than charging the client fees for specific transactions.  The minimum initial investment for Class 2 Units is $10,000 and the minimum additional investment is $5,000.  GAIF I will be continuously offered and has no limit on the maximum aggregate amount of subscriptions that may be contributed to it.

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

ii)	The Manager

The Manager was organized in May 1994 as a Delaware limited partnership.  The general partner of the Manager is KGT, Inc., a Delaware corporation of which Kenneth G. Tropin is the sole director and sole shareholder.  KGT, Inc. became a listed Principal of the Manager effective July 27, 1994.  The Manager has been registered as a CPO and CTA under the Commodity Exchange Act (“CEA”) and has been a member of the NFA since July 27, 1994 and has been registered as an investment adviser with the Securities and Exchange Commission since March 20, 2012.  As of March 1, 2017, the Manager has approximately 208 personnel and manages assets of over $13 billion.   The Manager’s principal office is located at 40 Highland Avenue, Rowayton, Connecticut 06853 and its telephone number is (203) 899-3400. The Manager’s advisory services may in part be performed out of its branch office in West Palm Beach, Florida and the office of the Manager’s London affiliate, Graham Capital LLP.

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

Kenneth G. Tropin, 63, is the Chairman and the founder of the Manager.  In May 1994, he founded the Manager and became an Associated Person and Principal effective July 27, 1994.  Mr. Tropin developed the firm's original trading programs and is responsible for the overall management of the organization, including the investment of its proprietary trading capital.

Pablo Calderini, 52, is the President and Chief Investment Officer of the Manager and, among other things, is responsible for the management and oversight of the discretionary and systematic trading businesses at the Manager.  He joined the Manager in August 2010 and became an Associated Person and Principal of the Manager effective August 13, 2010.  Mr. Calderini received a B.A. in Economics from Universidad Nacional de Rosario in 1987 and a Masters in Economics from Universidad del Cema in 1988, each in Argentina.

Paul Sedlack, 56, is Vice Chairman, Chief Operating Officer and the General Counsel of the Manager.  He joined the Manager in June 1998 and became an Associated Person of the Manager effective November 20, 1998 and a Principal on August 21, 1998.  He oversees the operation of the finance and administration departments and is also responsible for all legal and compliance matters.  Mr. Sedlack received a J.D. from Cornell Law School in 1986 and an M.B.A. in Finance in 1983 and B.S. in Engineering in 1982 from State University of New York at Buffalo.

Robert E. Murray, 56, is the Chief Executive Officer of the Manager and is responsible for the management and oversight of risk management, quantitative trading, investor relations and technology at the Manager.  He joined the Manager in June 2003 and became an Associated Person and Principal of the Manager effective June 27, 2003.  Mr. Murray received a Bachelor’s Degree in Business with a Finance concentration from Geneseo State University in 1983.

William Pertusi, 56, is the Chief Risk Officer of the Manager, responsible for identifying, monitoring and acting upon financial risks relative to financial returns in the Manager’s diverse trading strategies.  He became an Associated Person of the Manager effective July 24, 2006 and a Principal on November 28, 2006.  Mr. Pertusi received a B.S. in Electrical Engineering from Lehigh University in 1983, an M.B.A. from Harvard in 1987, and an M.S. in Mathematics from Fairfield University in 2006.

Barry S. Fox, 53, is Director of Quantitative Research Operations of the Manager.  He became an Associated Person of the Manager effective November 10, 2000 and a Principal on November 15, 2007.  Mr. Fox joined the Manager in August 2000.  Mr. Fox received a B.S. in Business Administration from State University of New York at Buffalo in 1986.

Brian Douglas, 43, C.P.A., is the Chief Financial Officer of the Manager.  He became an Associated Person of the Manager effective February 1, 2013 and a Principal on April 1, 2013.  In July 2004, he joined the Manager as Manager of Financial Reporting and became Director of Financial Reporting in April 2008.  Mr. Douglas received a B.A. in accounting from Western Connecticut State University in May 1996.

Thomas P. Schneider, 54, is an Executive Vice President, and the Chief Trader of the Manager.  He joined the Manager in June 1994 and became an Associated Person of the Manager effective September 12, 1994 and a Principal on November 30, 1995.  He is responsible for managing the Manager’s quantitative futures and foreign exchange trade execution, including all of its core and short term quantitative trading strategies, and developing and maintaining relationships with independent executing brokers and futures commission merchants (“FCMs”).  Mr. Schneider graduated from the University of Notre Dame in 1983 with a B.B.A. in Finance and received an Executive M.B.A. from the University of Texas at Austin in 1997.

James A. Medeiros, 43, is a Senior Managing Director of the Manager responsible for the firm’s Investor Relations group. He joined the Manager in July 2009 and became an Associated Person of the Manager effective July 21, 2009 and a Principal on February 7, 2013. Mr. Medeiros received a Bachelor of Science from the Edmund A. Walsh School of Foreign Service at Georgetown University in 1996, and received an M.B.A. from the Wharton School at the University of Pennsylvania in 2003.

Julia Coronado, 48, is Chief Economist of the Manager, specializing in fiscal and monetary policy. She became an Associated Person of the Manager effective July 10, 2014. Prior to joining the Manager in May 2014, Ms. Coronado was Chief Economist and Managing Director for the global market economics team at BNP Paribas from July 2009 to April 2014. Prior to joining BNP Paribas, Ms. Coronado was a Senior U.S. Economist at Barclays Capital from January 2006 to July 2009, where she helped formulate the forecast of the U.S. economy and Fed policy. Ms. Coronado received a B.S. in Economics from the University of Illinoi at Urbana-Champaign in 1991 and Ph.D. in Economics from the University of Texas in 1997.

The discretionary traders for any discretionary investment strategy selected to trade on behalf of the Fund make the trading decisions for that discretionary strategy.  The Manager has developed sophisticated proprietary software to study optimal portfolio weighting strategies and the effect of specific markets on the performance, risk, correlation and volatility characteristics of each of its trading strategies.  As a result, the weighting or leverage that a trading strategy uses in each market may change to address changes in market conditions.   With such software, the Manager devotes considerable attention to risk management at the portfolio level in an effort to ensure balance between markets and that the overall leverage used by each portfolio is consistent with the Manager’s overall views on risk.  The Manager’s objective in forming the investment program of each portfolio is to provide the portfolio with significant potential for capital appreciation in both rising and falling markets and during expanding or recessionary economic cycles.  Currently, 50% of the assets of the Blended Strategies Portfolio are allocated to trading the Manager’s Discretionary Trading Program and 50% of the assets are allocated to trading to the Manager’s K4D-15V Program, but the Manager may alter these allocations at any time within its sole discretion.  Currently, 100% of the assets of the Systematic Strategies Portfolio are allocated to trading to the Manager’s K4D-15V Program, but the Manager may over time add other quantitative trading programs to the Systematic Strategies Program.

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

The Manager conducts risk analysis and employs risk management controls at various levels of the Fund, including portfolio risk, strategy risk, market risk and execution risk. The objectives of its risk management approach are to measure a Portfolio’s quantitative and qualitative exposures to the risks identified; formulate appropriate policies and procedures in an effort prudently to manage overall risk; monitor compliance with the Manager’s risk policies and procedures; and report identified and measured risks to the Manager’s Risk Committee.

In constructing a Portfolio, the Manager employs various risk management protocols. Using a proprietary asset allocation model, the Manager’s Investment Committee determines the appropriate strategies for a Portfolio and the weighting of each in the Portfolio. At the individual strategy level, the Manager works closely with each discretionary trader to design an appropriate investment profile, including return objective and volatility level, for each individual trading strategy. Through continuous monitoring and an active dialogue with every discretionary trader, the Manager seeks to identify and minimize any deviations from the investment profile. In addition, the Manager has implemented a uniform set of risk guidelines for all discretionary traders designed to reduce a strategy’s downside risk. The Manager has developed a trade execution and reporting infrastructure designed to minimize the risk of errors. For example, where appropriate, trades are manually checked for accuracy by the Manager’s middle office staff and are subject to additional cross checking using computerized means. Each discretionary trader’s positions must adhere to established risk management guidelines and position limits, which are regularly monitored by the Manager’s risk management team.

Effective testing, reporting and review are critical elements of the Manager’s risk management process.  Daily stress testing is performed to evaluate a strategy’s risk exposure. Daily reporting of Value-at-Risk (VaR), plus intraday reporting of net gains or losses for each strategy enables the risk management team and the Investment Committee to observe the strategy’s adherence to its investment profile as well as market exposure. VaR is a probabilistic measure of the amount of loss, often referred to as the threshold, that a portfolio of investments will experience over a specified time period. Finally, each strategy is formally reviewed by the Investment Committee on a monthly basis.

To manage risk the Manager limits the size and structure of positions taken on behalf of the Fund so that they comply with various risk parameters, both those defined by the Manager and those defined by each of the individual discretionary traders for the Fund’s underlying trading strategies.

The Manager subjects the trading of all its discretionary traders to a risk monitoring regime that includes a set of defined drawdown limits and a series of risk measurements. Drawdown limits are used as a risk management tool to enforce risk reduction on a discretionary strategy if the discretionary trader is experiencing losses and has not yet reduced overall risk levels. The Manager generally defines a drawdown as losses experienced over a specified period of time, expressed as a percentage of net assets at the beginning of the period. The Manager imposes daily, monthly, and overall drawdown limits for all discretionary traders. There is a daily move that requires a prompt report to the risk manager, a monthly peak to trough drawdown that likely leads to risk reduction, and a total peak to trough drawdown that likely leads to risk reduction. There is also a drawdown limit where the Manager’s Investment Committee would meet to consider closing a given program. Further, the Manager conducts a daily risk process measuring VaR and reviewing stress tests for each Portfolio. The Manager evaluates the validity of VaR as a risk management tool by comparing the number of instances that profit and loss exceeded expected parameters over various time frames. For example, the Manager utilizes a one day 97.5% VaR, which means that in respect of the Portfolio that it is analyzing it expects the Portfolio to experience a loss in excess of VaR on approximately 1 out of every 40 days.  In addition, the Manager runs an extensive series of stress tests, including historical scenarios as well as specific foreign exchange, equity and interest rate shocks.

In addition to the risk monitoring procedures employed by the Manager, each discretionary trader trading on behalf of a discretionary program for the Fund has established his own proprietary risk measures and parameters.  These generally include measures of first order sensitivities (i.e., the sensitivity of the Portfolio to a change in a parameter of the underlying instruments) to the most relevant risk factors for a given book (for example dollar value of a basis point in the case of interest rate products), measurement of stress loss in extreme market events, or the use of explicit stop loss points.  When individual limits on any of these are breached, the discretionary trader likely will reduce risk even if within the Manager’s guidelines.

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

Systematic Trading Program

The Manager’s systematic investment programs employ various quantitatively based systems that are designed to participate selectively in potential profit opportunities that can occur in a diverse number of U.S. and international markets.  Such systems generally are based on computerized mathematical models and can rely both on technical (i.e., historic price and volume data) and fundamental (i.e., general economic, interest rate and industrial production data) information as the basis for their trading decisions. The systems establish positions in markets where the price action of a particular market signals the computerized systems used by the Manager that a potential move in prices is occurring.  The systems are designed to analyze mathematically the recent trading characteristics of each market and to statistically compare such characteristics to the historical trading patterns of the particular market.  The systems also employ proprietary risk management and trade filter strategies that seek to benefit from price moves while reducing risk and volatility exposure.

Each systematic investment program of the Manager incorporates trading strategies developed by the Manager’s research department.  While the Manager’s systematic investment programs have employed long-term systematic strategies from their inception, the programs may also include trend systems with varying time horizons.

The Manager believes strongly in the importance of research and development of new trading strategies and expects to develop additional trading systems and strategies and to modify the systems currently in use in its systematic programs over time in its ongoing efforts to keep pace with changing market conditions.  The decision to add or subtract systems or strategies from any investment program or to change the leverage of, or the asset allocations to, any of the trading strategies of such investment program shall be at the Manager’s sole discretion.  The Manager anticipates that the constellation of trading strategies comprising the K4D-15V program will continue to grow and evolve over time.  There is no maximum number of strategies that the Manager may include in the K4D-15V investment program.

In connection with its programs’ systematic trading, the Manager may employ discretion in determining the leverage and timing of trades for new accounts and the market weighting and participation.  In unusual or emergency market conditions, the Manager may also utilize discretion in establishing positions or liquidating positions or otherwise reducing portfolio risk where the Manager believes, in its sole discretion, that it is in the potential best interest of the Fund to do so.  While such actions are anticipated to occur very infrequently, no assurance can be given that the Manager’s discretionary actions in these programs will enhance performance.

The K4D-15V Program features the first system that the Manager developed, which began trading client accounts in 1995.  It utilizes multiple computerized trading models and offers broad diversification in both financial and non-financial markets, trading in approximately 80-90 global markets.  The K4D-15V Program’s legacy trend system is primarily long-term in nature, but the program also includes short-term and intermediate trend-following as well as momentum strategies, and is intended to generate significant returns over time with an acceptable degree of risk and volatility.  The computer models on a daily basis analyze the recent price action, the relative strength and the risk characteristics of each market and compare statistically the quantitative results of this data to years of historical data on each market.

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

ASX Trade24
Bolsa de Mercadorias and Futuros
Borsa Italiana (IDEM)
Eurex Exchange
EURONEXT/London International Financial Futures and Options Exchange
EURONEXT/Paris MONEP
European Options Exchange
Hong Kong Exchanges and Clearing Ltd.
Intercontinental Exchange
London Metal Exchange Ltd.
Montreal Exchange
OMX Nordic Exchange Stockholm
Osaka Securities Exchange
Singapore Exchange Ltd.
South African Exchange
Stockholm Stock Exchange
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

In addition to exchange-traded futures contracts and swaps, the Fund trades spot and forward contracts on foreign currencies and, to a lesser degree, OTC swap and derivatives contracts, currently the only non-CFTC regulated instruments the Fund anticipates trading. The Manager estimates that 20-60% of the Fund’s trades for each portfolio may be in forward contracts and 5-15% in swap contracts, but depending on market conditions, the percentage of each portfolio’s trades constituted by forward or swap contracts may fall substantially outside that range. Bank of America, N.A. and Barclays currently serve as the Fund’s primary counterparties for foreign currency forward transactions. All of the Fund’s assets, funds, securities, and other property held by Bank of America, N.A. or Barclays as a Fund counterparty, and any other bank or broker-dealer acting as a foreign currency forward counterparty or OTC swap counterparty of the Fund are held as security or collateral for the Fund’s obligations to such entity.  As the forward and OTC swap markets currently are unregulated, the Fund bears additional risks (e.g., the credit risk of trading with counterparties) not present in exchange-traded futures and swaps trading. Under the Dodd–Frank Wall Street Reform and Consumer Protection Act, the CFTC, sometimes together with the SEC, has enacted regulations to govern these contracts and requires many of them to be cleared through an exchange or clearinghouse.

The Manager determines, in its sole and absolute discretion, the amount of distributions, if any, to be made by the Fund.  It is expected that dividends ordinarily will not be paid and that all portfolio earnings will be retained for reinvestment (subject to the redemption privilege).

Fees

(i)	Advisory Fee

Pursuant to the Company Agreement, each Class of the Blended Strategies Portfolio and Systematic Strategies Portfolio of the Fund pays the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class.  For purposes of calculating the Advisory Fee, the Net Asset Value of each Class equals the total fair market value of the assets of the Fund attributable to that Class less the liabilities of the Fund attributable to that Class.  Profits and losses are allocated among the Classes in proportion to their respective Net Asset Values (before accrual of the Sponsor Fee and the Incentive Allocation set forth below).  The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month (before giving effect to any redemptions as of the last business day of the month and subscriptions as of the beginning of the next business day, and before deduction or accrual of fees payable to the Manager and the Incentive Allocation).  A portion of the Advisory Fee may be paid to third parties as compensation for offering or selling activities in connection with the Fund.  If the Company Agreement is terminated as of a date other than the last business day of a month, the Advisory Fee will be prorated through the termination date.

(ii)	Sponsor Fee

Each Class 0 of the Fund pays the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of 0.75% of its Net Asset Value and each Class 2 of the Fund pays the Manager a Sponsor Fee and an annual rate of 2.75% of its Net Asset Value, in each case payable monthly in arrears, determined in the same manner as the Advisory Fee. A significant portion of the Sponsor Fees will be paid to third parties as compensation for offering or selling activities in connection with the Fund. The Manager may pay initial service fees as well as on-going service fees to its selling agents. When an initial service fee is paid, the on-going service fee to a selling agent will generally commence the 13th month with respect to which the Fund investor of such selling agent has been invested in the Fund. The service fees paid by the Manager to selling agents range up to 2% of net assets with respect to Class 2 investors.

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

Expenses

Each Class of the Fund will be responsible for its proportionate share of the Fund’s operating, administrative, trading and other direct expenses of the relevant Portfolio, including all trading commissions (including exchange and clearing and regulatory fees relating to its trades), legal expenses, internal and external accounting, audit and tax preparation expenses, fees and expenses of an Administrator, costs of preparing any required regulatory filings, and printing and mailing costs, together with a proportionate share of the costs incurred in connection with the organization of the Fund (including government incorporation charges and professional fees and expenses in connection with the preparation of the Fund’s offering documents and the preparation of the basic corporate and contract documents of the Fund) and the Fund’s continuing offering of Units.  The Fund’s operating, administrative and trading expenses are estimated, based on recent experience, to amount to approximately 1.00% of net assets annually for the Blended Strategies Portfolio and 0.50% of net assets annually for the Systematic Strategies Portfolio. These expenses will be calculated and payable monthly in arrears in the same manner as the Advisory Fee.

The Manager provides and pays for its own professional and administrative staff, office space, business equipment and facilities and other general overhead expenses incidental to its advisory services.

Taxes, interest and other expenses related to borrowing, extraordinary expenses of the Fund, such as litigation expenses, or any other fees or expenses not described above in the section “Fees,” will also be separately borne by the Fund.  All fees and expenses of the Fund (including the Incentive Allocation) will be assessed at the Feeder Fund level.

Each investor should understand that the costs of the Fund’s operating, administrative and operational expenses may vary, and that these costs (including the costs described above) are no longer capped and may be higher than the above estimated amounts.  The Fund makes no representation that in the future these expenses may not increase and may not exceed these estimates.

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

Trading on Non-U.S. Exchanges Presents Greater Risks to the Fund than Trading on U.S. Exchanges.  Unlike trading on U.S. commodity exchanges, trading on non-U.S. commodity exchanges is not regulated by the CFTC and may be subject to greater risks than trading on U.S. exchanges. For example, some non-U.S. exchanges are “principals’ markets” in which no common clearing facility exists and a trader may look only to the broker for performance of the contract. In addition, unless the Fund hedges against fluctuations in the exchange rate between the U.S. dollar (in which Units are denominated) and other currencies in which trading is done on non-U.S. exchanges, any profits that the Fund might realize in trading could be reduced or eliminated by adverse changes in the exchange rate, or the Fund could incur losses as a result of those changes. Additional costs could also be incurred in connection with international investment activities. Foreign brokerage commissions generally are higher than in the United States. Expenses also may be incurred on currency exchanges when the Fund changes investments from one currency to another. Increased custodian costs as well as administrative difficulties (such as the applicability of foreign laws to foreign custodians in various circumstances, including bankruptcy, ability to recover lost assets, expropriation, nationalization and record access) may be associated with the maintenance of assets in foreign jurisdictions.

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

Impact of Financial Industry Regulation is Uncertain but May Impact the Fund’s Operations.  Legal, tax and regulatory developments could occur. Securities, futures and other financial markets are subject to comprehensive statutes, regulations and margin requirements enforced by SEC, the CFTC and other U.S. and non-U.S. regulators and self-regulatory organizations and exchanges authorized to take extraordinary actions in the event of market emergencies. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial actions. The regulatory environment for private funds is evolving, and changes in the regulation of hedge funds and their trading activities may adversely affect the ability of investors to pursue certain investment strategies, the ability to obtain leverage and financing, and the value of certain investments. The U.S. Congress enacted sweeping financial legislation (the “Dodd-Frank Act”) regarding the operation of banks, private fund managers and other financial institutions, which includes provisions regarding the regulation of swaps and other derivatives. Many provisions of the Dodd-Frank Act are being implemented through regulatory rulemakings and similar processes over a period of time. The impact of the Dodd-Frank Act, and of follow-on regulation, on certain trading strategies and operations is impossible to predict, and may be adverse.  U.S. and non-U.S. regulators may take additional actions in light of other developments in global financial markets, such as the European debt crisis.  In September 2008, for example, the SEC and various non-U.S. regulatory bodies imposed temporary bans on short-selling of a variety of stocks, and adopted other regulations that may have the effect of making short-selling more difficult or costly.  Additional proposed legislation and regulations are pending in several global markets that may further regulate or limit short-selling activities.  These changes may adversely affect the markets in which the Funds invest, and may limit or adversely affect the ability of the Manager to use short sales, swaps and other derivatives as part of the investment and hedging strategies used by the Manager.

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

The Manager Manages Other Accounts.

The Manager acts as general partner or trading manager to investment funds and other managed accounts that have investment objectives and methodologies similar to the Fund. These investment funds and managed accounts employ a systematic trading program identical to, or substantially similar to, that traded for the Fund and a discretionary trading program similar to that traded for the Blended Strategies Portfolios. The Manager may receive higher or lower fees for managing certain of these accounts. The Manager may also offer such accounts greater transparency with respect to their investments or different redemption or other terms than those offered by the Fund.  The Manager and its principals may trade for their own accounts in the same markets in which the Fund trades and such accounts may take positions that are opposite, or ahead of, positions taken for the Fund. However, the Manager and its principals will not knowingly or deliberately favor their proprietary accounts over other client accounts in any manner. Fund investors will not be permitted to inspect the records of such proprietary accounts or the written policies related to such trading. The Manager and its principals also may manage other accounts in the future. All of the above accounts may compete with the Fund for the same positions. All of the foregoing accounts may be aggregated for purposes of determining applicable position limits, and may take the same or different positions as the Fund.

With respect to the Manager’s systematic trading programs, the Manager may place block orders with brokers on behalf of multiple accounts, including the Fund. Accounts in which the Manager and its principals have an interest may be included with client accounts in block orders. Because a block order may be executed at different prices, one or more of the accounts may receive more favorable fills and some less favorable fills.  Unless an average price of split fills is allocated, split fills generally are allocated to accounts on a “high to low” basis:  Accounts are ranked based on commencement of trading, and the highest split fill prices are allocated to the highest ranked accounts.  Any advantage a high ranked account enjoys on the sell order generally is offset by a disadvantage on the buy order. Consistent application of this allocation methodology satisfies regulatory requirements of objectivity and fairness such that no account or group of accounts receives consistently favorable or unfavorable treatment. Allocations made according to this methodology will be deemed equitable even though under certain market conditions a trade may be more favorable to some accounts than others. Alternatively, the Manager’s execution of trades is subject to a randomization process that is intended to ensure that no account (whether utilizing separate orders or participating in block orders) receives consistently favorable or unfavorable treatment over any other. With this randomization process, the order or timing of execution of any trade for any account cannot be determined or predicted in advance.

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

The Fund does not own or use any physical properties in the conduct of its business.  The Manager operates from its principal office in Rowayton, Connecticut as well as its offices in London, UK and West Palm Beach, Florida.

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

As of March 1, 2017, there were 188 holders of Class 0 Units and 176 holders of Class 2 Units of the Blended Strategies Portfolio.

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

For the three months ended December 31, 2016, the Fund issued 1,880.516 Units in exchange for $232,000 with respect to the Blended Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act.  The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Units of the Fund.

Month beginning:	Blended Strategies Portfolio Class 0 Number of Units Purchased	Price of Blended Strategies Portfolio Class 0 Units Purchased	Blended Strategies Portfolio Class 2 Number of Units Purchased	Price of Blended Strategies Portfolio Class 2 Units Purchased
October 1, 2016	684.190	$139.55	539.017	$102.38
November 1, 2016	0.000	$145.03	312.560	$106.23
December 1, 2016	344.749	$146.92	0.000	$107.43

Item 6:	SELECTED FINANCIAL DATA

No disclosure is required hereunder as the Fund is a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K.

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the year ended December 31, 2016, the Blended Strategies Portfolio’s net asset value decreased by $13,027,928 or -15.2%. This decrease in the net assets was attributable to total subscriptions of $1,666,739 or 1.9% offset by redemptions totaling $13,588,225 or -15.8% and a net loss of $1,106,442 or -1.3%, for the year.

For the year ended December 31, 2015, the Blended Strategies Portfolio’s net asset value decreased by $3,254,623 or -3.7%. This decrease in the net assets was attributable to total subscriptions of $6,319,001 or 7.1% offset by redemptions totaling $7,718,926 or -8.7% and a net loss of $1,854,698 or -2.1%, for the year.

(i)	Results of Operations

The Fund’s success depends primarily upon the Manager’s ability to recognize and capitalize on market trends in the different and varied sectors of the global financial markets in which it trades.

Blended Strategies Portfolio

2016 Summary

For the year ended December 31, 2016, the Blended Strategies Portfolio experienced trading gains of $1,794,810 attributable to the following sectors:

Agriculture / Softs	$1,048,011
Base Metals	(2,460,508)
Energy	(794,356)
Equities	(1,067,204)
Foreign Exchange	1,526,527
Long Term / Intermediate Rates	1,994,423
Precious Metals	775,132
Short Term Rates	772,785
$1,794,810

The Blended Strategies Portfolio recorded modest net trading gains for 2016. The portfolio experienced losses in commodities, primarily from positions in the energy complex and base metals. Further losses resulted from trading U.S. equity index futures. In the long term / intermediate rates sector, the portfolio recorded profits primarily from positions on the long end of the yield curve in Europe. Additional gains resulted from positions in foreign exchange, primarily from trading the Japanese yen, British pound sterling and, to a lesser extent, the Mexican peso and Canadian dollar versus the U.S. dollar, which offset the portfolio’s losses for the year.

Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the year ended December 31, 2016, Advisory Fees decreased by $237,461 or -14.6%, Sponsor Fees decreased by $146,828 or -11.8%, and Administrator’s Fees decreased by $25,716 or -19.9% in the Blended Strategies Portfolio over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio during the year resulting from redemptions which were partially offset by subscriptions and a net loss for the year. During the year ended December 31, 2016, interest income increased by $78,530 or 27.1%. Interest was earned on free cash at an average annualized yield of 0.54% for the year ended December 31, 2016 compared to 0.37% for the year ended December 31, 2015.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the year ended December 31, 2016, the Incentive Allocation decreased by $1,550,824 or -100% over the corresponding period of the preceding year. This was the result of a net loss before incentive allocation for the year ended December 31, 2016 compared to a net gain before incentive allocation for the year ended December 31, 2015.

The following table illustrates the sector distribution of the Blended Strategies Portfolio’s investments in Master Funds as of December 31, 2016 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent net liabilities.

Agriculture / Softs	16.9%
Base Metals	(16.6)%
Energy	9.1%
Equities	11.1%
Foreign Exchange	8.7%
Long Term / Intermediate Rates	1.2%
Precious Metals	10.7%
Short Term Rates	58.9%
100.0%

2015 Summary

For the year ended December 31, 2015, the Blended Strategies Portfolio experienced trading gains of $3,140,737 attributable to the following sectors:

Agriculture / Softs	$(819,698)
Base Metals	908,510
Energy	2,796,136
Equities	752,479
Foreign Exchange	3,003,883
Long Term / Intermediate Rates	(3,136,148)
Precious Metals	(1,087,549)
Short Term Rates	723,124
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

A portion of the assets of each portfolio is generally held as cash or cash equivalents, which are used to margin the Fund’s investments.  It is expected that the average margin the Fund will be required to post to support the Fund’s trading may range between 10% and 30% of the total assets of each portfolio, which will be segregated or secured by the futures brokers in accordance with the CEA and with CFTC regulations or be maintained on deposit with over-the-counter counterparties.  In exceptional market conditions, this amount could increase.  The master funds are subject to margin calls on a constant daily and intra-day basis, whether in connection with initiating new investment positions or as a result of changes in the value of current investment positions.  These margin requirements are met through the posting of additional margin with the applicable futures broker or FX clearing broker, on an almost daily basis.  The Manager generally expresses its margin requirements for the portfolios in terms of the aggregate of the margin requirements for the underlying strategies plus the net option premium costs for the underlying strategies.  For the years ended December 31, 2016 and December 31, 2015, the margin requirements for the Blended Strategies Portfolio were 11.88% and 10.48%, respectively.

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading.  Through December 31, 2016, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Financial Statements

Graham Alternative Investment Fund I LLC Blended Strategies Portfolio For the years ended December 31, 2016 and 2015 with Report of Independent Registered Public Accounting Firm

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
BLENDED STRATEGIES PORTFOLIO

40 Highland Avenue
Rowayton, CT 06853

The undersigned affirms, on behalf of Graham Alternative Investment Fund I LLC Blended Strategies Portfolio, that to the best of his knowledge and belief, the information contained in the attached audited financial statements of Graham Alternative Investment Fund I LLC Blended Strategies Portfolio for the years ended December 31, 2016 and 2015 is accurate and complete.

By:	Graham Capital Management, L.P., as
Sole Manager

By:
Brian Douglas
Chief Financial Officer
March 30, 2017

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Financial Statements

Years Ended December 31, 2016 and 2015

Financial Statements – Graham Alternative Investment Trading LLC

Report of Independent Registered Public Accounting Firm

The Manager
Graham Alternative Investment Fund I LLC Blended Strategies Portfolio

We have audited the accompanying statements of financial condition of Graham Alternative Investment Fund I LLC Blended Strategies Portfolio (the “Fund”) as of December 31, 2016 and 2015, and the related statements of operations, changes in members’ capital and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graham Alternative Investment Fund I LLC Blended Strategies Portfolio at December 31, 2016 and 2015, and the results of its operations, changes in its members’ capital and its cash flows for each of the two years in the period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Stamford, CT

March 30, 2017

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Statements of Financial Condition

	December 31,
	2016	2015
Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$72,903,383	$85,931,311
Redemption receivable from Graham Alternative Investment Trading LLC	1,207,986	2,938,722
Total assets	$74,111,369	$88,870,033

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$1,207,986	$2,938,722
Total liabilities	1,207,986	2,938,722

Members’ capital:
Class 0 Units (331,592.087 and 400,877.751 units issued and outstanding at $146.92 and $147.34, respectively)	48,718,754	59,064,584
Class 2 Units (225,124.868 and 244,435.571 units issued and outstanding at $107.43 and $109.91, respectively)	24,184,629	26,866,727
Total members’ capital	72,903,383	85,931,311
Total liabilities and members’ capital	$74,111,369	$88,870,033

See accompanying notes.

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Statements of Operations

	Years ended December 31,
	2016	2015
Net gain allocated from investment in Graham Alternative Investment Trading LLC
Net realized gain on investments	$1,107,650	$7,296,980
Net increase (decrease) in unrealized appreciation on investments	687,160	(4,156,243)
Brokerage commissions and fees	(468,083)	(544,047)
Net gain allocated from investment in Graham Alternative Investment Trading LLC	1,326,727	2,596,690

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC
Investment income
Interest income	368,746	290,216

Expenses
Advisory fees	1,388,718	1,626,179
Sponsor fees	1,102,687	1,249,515
Professional fees and other	207,179	186,039
Administrator’s fees	103,331	129,047
Incentive allocation	-	1,550,824
Total expenses	2,801,915	4,741,604
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(2,433,169)	(4,451,388)
Net loss	$(1,106,442)	$(1,854,698)

See accompanying notes.

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Statements of Changes in Members’ Capital

Years ended December 31, 2016 and 2015

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2014	422,282.349	$63,076,949	229,870.220	$26,108,985	$89,185,934
Subscriptions	16,164.627	2,542,001	32,865.276	3,777,000	6,319,001
Redemptions	(37,569.225)	(5,636,293)	(18,299.925)	(2,082,633)	(7,718,926)
Net loss	–	(918,073)	–	(936,625)	(1,854,698)
Members’ capital, December 31, 2015	400,877.751	59,064,584	244,435.571	26,866,727	85,931,311
Subscriptions	4,318.522	620,000	9,922.534	1,046,739	1,666,739
Redemptions	(73,604.186)	(10,502,194)	(29,233.237)	(3,086,031)	(13,588,225)
Net loss	–	(463,636)	–	(642,806)	(1,106,442)
Members’ capital, December 31, 2016	331,592.087	$48,718,754	225,124.868	$24,184,629	$72,903,383

See accompanying notes.

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Statements of Cash Flows

	Years Ended December 31,
	2016	2015
Cash flows provided by operating activities
Net loss	$(1,106,442)	$(1,854,698)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss allocated from investment in Graham Alternative Investment Trading LLC	1,106,442	1,854,698
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	15,318,961	6,570,287
Investments in Graham Alternative Investment Trading LLC	(1,666,739)	(6,319,001)
Net cash provided by operating activities	13,652,222	251,286

Cash flows used in financing activities
Subscriptions	1,666,739	6,319,001
Redemptions	(15,318,961)	(6,570,287)
Net cash used in financing activities	(13,652,222)	(251,286)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of year	–	–
Cash and cash equivalents, end of year	$–	$–

See accompanying notes.

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Financial Statements

December 31, 2016

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

At December 31, 2016 and 2015, the Fund owned 52.99% and 52.56%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. According to FASB Accounting Standards Update 2015-07 – Disclosures for Investment in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”), which was issued by the Financial Accounting Standards Board in May 2015 and which the Fund has elected to adopt early, these investments are no longer categorized in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2016 and 2015 by the Fund, GAIT, or the Master Funds and Cash Assets and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized as of the beginning of the year.

Recent Accounting Pronouncement

In May 2015, the Financial Accounting Standards Board issued ASU 2015-07. ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The Fund has elected to early adopt ASU 2015-07 as of the fiscal year ended December 31, 2015 and has applied the update retrospectively. The adoption did not affect the Fund’s financial statements.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At December 31, 2016 and 2015, no accruals have been recorded by the Fund for indemnifications.

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

Redemption Fees

Class 2 Units are subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Class 0 Units are not subject to a redemption fee. Redemption fees are payable to the Manager upon redemption of Units from the proceeds of such redemption. Redemption fees of $231 and $0 were paid to the Manager for the years ended December 31, 2016 and 2015, respectively.

4. Fees and Related Party Transactions

Advisory Fees

For the years ended December 31, 2016 and 2015, each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month. For the years ended December 31, 2016 and 2015, the Advisory Fees allocated to the Fund by each Class of GAIT totaled $1,388,718 and $1,626,179, respectively.

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Financial Statements (continued)

4. Fees and Related Party Transactions (continued)

Sponsor Fees

For the years ended December 31, 2016 and 2015, each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

Class	Annual Rate

Class 0	0.75%
Class 2	2.75%

For the years ended December 31, 2016 and 2015, the Sponsor Fees allocated to the Fund by each Class of GAIT totaled $1,102,687 and $1,249,515, respectively.

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. The total Incentive Allocation allocated to the Fund by GAIT for the years ended December 31, 2016 and 2015 was $0 and $1,550,824, respectively.

Administrator’s Fee

For the years ended December 31, 2016 and 2015, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the years ended December 31, 2016 and 2015 were $103,331 and $129,047, respectively.

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

6. Financial Highlights

The following is the per Unit operating performance calculation for the years ended December 31, 2016 and 2015:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2014	$149.37	$113.58
Net loss:
Net investment loss	(6.54)	(7.12)
Net gain on investments	4.51	3.45
Net loss	(2.03)	(3.67)
Net asset value per unit, December 31, 2015	147.34	109.91
Net loss:
Net investment loss	(3.52)	(4.74)
Net gain on investments	3.10	2.26
Net loss	(0.42)	(2.48)
Net asset value per unit, December 31, 2016	$146.92	$107.43

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the years ended December 31, 2016 and 2015:

	Class 0		Class 2
	2016	2015	2016	2015

Total return before Incentive Allocation	(0.29)%	0.50%	(2.26)%	(1.66)%
Incentive Allocation	0.00	(1.86)	0.00	(1.57)
Total return after Incentive Allocation	(0.29)%	(1.36)%	(2.26)%	(3.23)%

Net investment loss before Incentive Allocation	(2.45)%	(2.58)%	(4.47)%	(4.61)%
Incentive Allocation	0.00	(1.74)	0.00	(1.60)
Net investment loss after Incentive Allocation	(2.45)%	(4.32)%	(4.47)%	(6.21)%

Total expenses before Incentive Allocation	2.93%	2.90%	4.95%	4.93%
Incentive Allocation	0.00	1.74	0.00	1.60
Total expenses after Incentive Allocation	2.93%	4.64%	4.95%	6.53%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total members’ capital adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital for Class 0 and Class 2 Units of the Fund for the years ended December 31, 2016 and 2015.

7. Subsequent Events

The Fund had subscriptions of approximately $1.6 million and redemptions of approximately $3.0 million from January 1, 2017 through March 30, 2017, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

Financial Statements

Graham Alternative Investment Trading LLC For the years ended December 31, 2016 and 2015 with Report of Independent Registered Public Accounting Firm

GRAHAM ALTERNATIVE INVESTMENT TRADING LLC

40 Highland Avenue
Rowayton, CT 06853

The undersigned affirms, on behalf of Graham Alternative Investment Trading LLC, that to the best of his knowledge and belief, the information contained in the attached audited financial statements of Graham Alternative Investment Trading LLC for the years ended December 31, 2016 and 2015 is accurate and complete.

By:	Graham Capital Management, L.P., as
Sole Manager

By:
Brian Douglas
Chief Financial Officer
March 30, 2017

Graham Alternative Investment Trading LLC

Financial Statements

Years Ended December 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

The Manager
Graham Alternative Investment Trading LLC

We have audited the accompanying statements of financial condition of Graham Alternative Investment Trading LLC (the “Fund”), including the condensed schedules of investments, as of December 31, 2016 and 2015, and the related statements of operations and incentive allocation, changes in members’ capital and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graham Alternative Investment Trading LLC at December 31, 2016 and 2015, and the results of its operations, changes in its members’ capital and its cash flows for each of the two years in the period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Stamford, CT

March 30, 2017

Graham Alternative Investment Trading LLC

Statements of Financial Condition

	December 31,
	2016	2015
Assets
Investments in Master Funds, at fair value	$16,404,782	$17,496,603
Investment in Graham Cash Assets LLC, at fair value	123,316,812	150,532,053
Receivable from Master Funds	45	-
Total assets	$139,721,639	$168,028,656

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$1,570,542	$4,031,268
Accrued advisory fees	205,048	247,886
Accrued sponsor fees	158,099	184,511
Accrued professional fees	184,381	67,250
Accrued administrator’s fee	13,455	19,747
Payable to Master Funds	85	32
Total liabilities	2,131,610	4,550,694

Members’ capital:
Class 0 Units (650,889.077 and 791,620.850 units issued and outstanding at $146.92 and $147.34 per unit, respectively)	95,631,060	116,635,944
Class 2 Units (379,525.982 and 415,606.489 units issued and outstanding at $107.43 and $109.91 per unit, respectively)	40,771,563	45,680,694
Class M Units (4,671.470 units issued and outstanding at $254.18 and $248.60 per unit, respectively)	1,187,406	1,161,324
Total members’ capital	137,590,029	163,477,962
Total liabilities and members’ capital	$139,721,639	$168,028,656

See accompanying notes.

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	December 31, 2016		December 31, 2015
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$7,580,654	5.51%	$6,374,087	3.90%
Graham K4D Trading Ltd.	8,824,128	6.41%	11,122,516	6.80%
Total investments in Master Funds	$16,404,782	11.92%	$17,496,603	10.70%

See accompanying notes.

Graham Alternative Investment Trading LLC

 Statements of Operations and Incentive Allocation

	Years Ended December 31,
	2016	2015
Net gain allocated from investments in Master Funds
Net realized gain on investments	$1,916,316	$13,896,010
Net increase (decrease) in unrealized appreciation on investments	1,448,462	(7,849,789)
Brokerage commissions and fees	(880,900)	(1,094,947)
Net gain allocated from investments in Master Funds	2,483,878	4,951,274

Net investment loss allocated from investments in Master Funds	(19,203)	(5,665)

Investment income
Interest income	712,063	547,110
Total investment income	712,063	547,110

Expenses
Advisory fees	2,592,751	3,045,968
Sponsor fees	1,977,590	2,275,758
Professional fees and other	387,737	275,947
Administrator’s fees	194,581	243,364
Total expenses	5,152,659	5,841,037
Net investment loss of the Fund	(4,440,596)	(5,293,927)

Net loss	(1,975,921)	(348,318)

Incentive allocation	-	2,920,022

Net loss available for pro-rata allocation to all members	$(1,975,921)	$(3,268,340)

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Changes in Members’ Capital

For the years ended December 31, 2016 and 2015

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2014	812,590.118	$121,377,790	408,116.011	$46,354,391	4,671.470	$1,129,481	$168,861,662
Subscriptions	50,001.380	7,611,139	52,681.184	6,062,251	–	–	13,673,390
Redemptions	(70,970.648)	(10,690,861)	(45,190.706)	(5,097,889)	–	(2,920,022)	(18,708,772)
Incentive allocation	–	(2,147,427)	–	(772,595)	–	2,920,022	–
Net income (loss)	–	485,303	–	(865,464)	–	31,843	(348,318)
Members’ capital, December 31, 2015	791,620.850	116,635,944	415,606.489	45,680,694	4,671.470	1,161,324	163,477,962
Subscriptions	60,400.008	8,435,000	15,622.922	1,658,239	–	–	10,093,239
Redemptions	(201,131.781)	(28,560,069)	(51,703.429)	(5,445,182)	–	–	(34,005,251)
Incentive allocation	–	–	–	–	–	–	–
Net income (loss)	–	(879,815)	–	(1,122,188)	–	26,082	(1,975,921)
Members’ capital, December 31, 2016	650,889.077	$95,631,060	379,525.982	$40,771,563	4,671.470	$1,187,406	$137,590,029

See accompanying notes.

Graham Alternative Investment Trading LLC

 Statements of Cash Flows

	Years Ended December 31,
	2016	2015
Cash flows provided by operating activities
Net loss	$(1,975,921)	$(348,318)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net income allocated from investments in Master Funds	(2,464,675)	(4,945,609)
Net income allocated from investment in Graham Cash Assets LLC	(712,063)	(547,110)
Proceeds from sale of investments in Master Funds	134,987,628	170,169,501
Proceeds from sale of investments in Graham Cash Assets LLC	133,838,408	148,153,747
Investments in Master Funds	(131,431,124)	(160,751,588)
Investments in Graham Cash Assets LLC	(105,911,104)	(142,451,273)
Changes in assets and liabilities:
Decrease in accrued advisory fees	(42,838)	(14,169)
Decrease in accrued sponsor fees	(26,412)	(10,776)
Increase (decrease) in accrued professional fees	117,131	(74,689)
Decrease in accrued administrator’s fee	(6,292)	(1,132)
Net cash provided by operating activities	26,372,738	9,178,584

Cash flows used in financing activities
Subscriptions	10,093,239	13,673,390
Redemptions	(36,465,977)	(22,851,974)
Net cash used in financing activities	(26,372,738)	(9,178,584)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of year	–	–
Cash and cash equivalents, end of year	$–	$–

See accompanying notes.

Graham Alternative Investment Trading LLC

Notes to Financial Statements

December 31, 2016

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Due from/to Brokers

Due from/to brokers on the Master Funds’ financial statements primarily consist of cash balances carried as margin deposits with clearing brokers for the purpose of trading in futures contracts, foreign currency contracts and other derivative instruments and securities, and receivables/payables for unsettled transactions. Substantially all of the Master Funds’ cash and investments are held as collateral by its brokers to secure derivative instruments and securities.

Revenue Recognition

All financial instruments are recorded on the trade date at fair value. Net unrealized gain or loss on open derivative instruments is included in the Master Funds’ statements of financial condition as the difference between the original purchase price and the current market value at the end of the year. Any change in net unrealized gain or loss from the preceding year is reported in the Master Funds’ statements of operations. Interest income and expense are recorded on the accrual basis. Dividends are recorded on the ex-dividend date and are net of related withholding taxes. All other expenses are recorded on the accrual basis. Realized gains and losses are calculated based on the specific identification method.

Brokerage Commissions and Fees

Brokerage commissions and fees on the Master Funds’ financial statements represent all brokerage commissions and other fees incurred in connection with the Master Funds’ trading activity and are recorded on the accrual basis.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at December 31, 2016 and 2015. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices held. Currency translation gains and losses are included in the statement of operations within net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments.

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

GAIT’s investments in Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. According to FASB Accounting Standards Update 2015-07 – Disclosures for Investment in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”), which was issued by the Financial Accounting Standards Board in May 2015 and which GAIT has elected to adopt early, these investments are no longer categorized in the fair value hierarchy. GAIT’s investments in Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2016 and 2015 by GAIT, the Master Funds, or Cash Assets, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized as of the beginning of the year.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return, and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the years ended December 31, 2016 and 2015 which caused any counterparty to demand liquidation of any outstanding positions. At December 31, 2016 and 2015, there were no derivative instruments subject to credit risk related contingent features in a net liability position for either of the Master Funds in which GAIT invests except for Graham Commodity Strategies LLC. Graham Commodity Strategies LLC had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $0 and $102,519 at December 31, 2016 and 2015, respectively.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX memberships and the shares of the CME Group at fair value. As of December 31, 2016 and 2015, the two NYMEX memberships were valued at $398,000 and $305,000, respectively, and the 30,000 shares of CME Group were valued at $3,460,500 and $2,718,000, respectively, both of which are contained within Exchange Memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Chicago Board of Trade Membership

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat. Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of December 31, 2016 and 2015, the B-1/Full memberships were valued at $404,000 and $455,000, respectively, and the B-2/Associate memberships were valued at $62,750 and $72,500, respectively, both of which are included in CME Membership on the statements of financial condition. Additionally, Graham K4D Trading Ltd. owns a Chicago Mercantile Exchange seat valued at $200,000 and $224,500 at December 31, 2016 and 2015, respectively, which is also included in Exchange Membership on the statements of financial condition. The CBOT memberships and shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Recent Accounting Pronouncement

In May 2015, the Financial Accounting Standards Board issued ASU 2015-07. ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. GAIT has elected to early adopt ASU 2015-07 as of the fiscal year ended December 31, 2015 and has applied the update retrospectively. The adoption did not affect GAIT’s financial statements.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At December 31, 2016 and 2015, no accruals have been recorded by GAIT for indemnifications.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds

As of December 31, 2016 and 2015, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members’ capital are individually identified. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

December 31, 2016
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss)

Systematic Macro Funds
Graham K4D Trading Ltd.	6.41%	$8,824,128	$(6,979,958)

Global Macro Funds
Graham Commodity Strategies LLC	5.51%	7,580,654	9,444,633
	11.92%	$16,404,782	$2,464,675

December 31, 2015
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income

Systematic Macro Funds
Graham K4D Trading Ltd.	6.80%	$11,122,516	$4,328,147

Global Macro Funds
Graham Commodity Strategies LLC	3.90%	6,374,087	617,462
	10.70%	$17,496,603	$4,945,609

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of December 31, 2016:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$106,497,715	$89,715,477
Derivative financial instruments, at fair value	59,863,776	10,834,324
Exchange membership, at fair value	3,858,500	666,750
Dividends receivable	68,250	-
Total assets	170,288,241	101,216,551

Liabilities:
Derivative financial instruments, at fair value	-	-
Total liabilities	-	-
Net assets	$170,288,241	$101,216,551

Percentage of Master Fund held by GAIT	4.45%	8.72%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2016.

Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Derivative financial instruments
Long contracts
Futures
Brent crude oil March 2017 – December 2017		420	$323,780	0.19%
Coffee May 2017		32	(65,400)	(0.04)%
Coffee Robusta March 2017		4,325	5,634,070	3.31%
Natural gas March 2017		500	619,660	0.36%
WTI crude oil April 2017 – June 2017		1,800	1,031,760	0.61%
Other commodity			2,391,795	1.39%
Foreign index			678,522	0.40%
Interest rate			163,377	0.10%
U.S. bond			1,290,594	0.76%
U.S. index			(159,638)	(0.09)%
Total futures			11,908,520	6.99%

Forwards
Chinese yuan / U.S. dollar 01/09/2017 - 10/31/2017	CNY	1,858,354,550	(5,082,907)	(2.99)%
Euro / U.S. dollar 01/03/2017	EUR	45,000,000	424,786	0.25%
Japanese yen / U.S. dollar 01/04/2017 - 01/05/2017	JPY	24,025,706,717	370,501	0.22%
Other foreign currency			(992,700)	(0.58)%
Total forwards			(5,280,320)	(3.10)%

Options (cost $148,645,305)
Coffee Robusta March 2017, $2,050.00 - $2,200.00 Call		3	1,469,500	0.86%
Coffee Robusta March 2017, $1,900.00 - $2,000.00 Put		2	(331,000)	(0.19)%
Coffee future March - May 2017, $170.00 Call		2	1,948,500	1.14%
Crude oil March 2017 - December 2018, $50.00 - $73.00 Call		6	15,410,500	9.05%
Natural gas Euro February 2017 - October 2017, $3.25 - $4.00 Call		11	20,719,250	12.17%
Other commodity futures			17,080,628	10.03%
Foreign bond futures			371,034	0.22%
Euro / U.S. dollar 01/13/2017, $1.13 - $1.12 Call		2	5,580	0.00%
Euro / U.S. dollar 01/10/2017 - 05/19/2017, $0.93 - $1.03 Put		9	4,748,294	2.79%
U.S. dollar / Chinese yuan 01/23/2017 - 09/17/2017, $6.90 - $7.60 Call		11	7,954,932	4.67%
U.S. dollar / Japanese yen 02/03/2017, $109.00 Call		1	13,245,000	7.78%
U.S. dollar / Japanese yen 01/04/2017 - 03/30/2017, $112.50 - $122.48 Call		11	17,623,072	10.35%
U.S. dollar / Japanese yen 02/03/2017 - 02/28/2017, $104.50 - $122.98 Put		2	293,183	0.17%
Other currency			10,789,649	6.34%
IMM Eurodollar June 2017, $99.00 Put		1	24,750,000	14.53%
IMM Eurodollar December 2017, $98.50 Put		1	11,093,750	6.51%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2016.

Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Long contracts (continued)
Options (continued)
IMM Eurodollar June 2017 - December 2018, $97.75 - $98.63 Put		2	$6,312,500	3.71%
IMM Eurodollar March 2017, $99.38 Call		1	46,875	0.03%
Other interest rate futures			4,715,625	2.77%
U.S. bond futures			1,476,563	0.87%
U.S. index futures			2,475,000	1.45%
Total options			162,198,435	95.25%

Short contracts
Futures
Brent crude oil December 2018		(150)	(170,790)	(0.10)%
WTI crude oil February - March 2017		(1,500)	(590,670)	(0.35)%
Other commodity			2,116,601	1.25%
Foreign bond			(1,640,883)	(0.96)%
Interest rate			1,901,210	1.12%
U.S. bond			(2,580,891)	(1.52)%
U.S. index			430,525	0.25%
Total futures			(534,898)	(0.31)%

Forwards
Chinese yuan / U.S. dollar 01/09/2017 - 10/31/2017	CNY	(1,995,485,204)	4,111,234	2.41%
Euro / U.S. dollar 01/03/2017	EUR	(1,814,750,514)	(8,472,386)	(4.97)%
Japanese yen / U.S. dollar 01/04/2017 - 01/05/2017	JPY	(36,516,967,351)	(279,864)	(0.16)%
Other foreign currency			(285,428)	(0.17)%
Total forwards			(4,926,444)	(2.89)%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2016.

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Options (proceeds $91,934,878)
Coffee Robusta March 2017, $2,400.00 Call	(1)	$(17,000)	(0.01)%
Coffee Robusta March 2017, $1,900.00 - $1,950.00 Put	(2)	196,500	0.12%
Coffee future March - May 2017, $185.00 - $200.00 Call	(3)	(635,250)	(0.37)%
Crude oil future February 2017 - December 2018, $52.50 - $80.00 Call	(10)	(17,391,000)	(10.21)%
Crude oil future February 2017 - December 2017, $45.00 - $54.00 Put	(12)	(7,941,520)	(4.66)%
Natural gas Euro February 2017 - October 2017, $3.50 - $5.00 Call	(20)	(15,652,875)	(9.19)%
Natural gas Euro February 2017 - August 2017, $2.75 - $3.50 Put	(5)	(2,718,750)	(1.60)%
Other commodity futures		(2,090,590)	(1.24)%
Euro / U.S. dollar 01/13/2017, $1.13 - $1.12 Call	(2)	(5,580)	(0.00)%
Euro / U.S. dollar 01/10/2017 - 05/19/2017, $0.93 - $1.01 Put	(4)	(2,800,870)	(1.64)%
U.S. dollar / Chinese yuan 01/23/2017 - 09/17/2017, $7.20 - $7.90 Call	(4)	(917,033)	(0.54)%
U.S. dollar / Japanese yen 02/03/2017, $109.00 Call	(1)	(13,245,000)	(7.78)%
U.S. dollar / Japanese yen 01/13/2017 - 02/02/2017, $116.50 - $122.52 Call	(5)	(5,196,358)	(3.05)%
U.S. dollar / Japanese yen 01/23/2017 - 02/03/2017, $104.50 - $113.75 Put	(3)	(455,030)	(0.27)%
Other currency		(1,596,719)	(0.94)%
IMM Eurodollar June 2017, $98.88 Put	(1)	(14,062,500)	(8.26)%
IMM Eurodollar March 2017, $99.63 Call	(1)	(46,875)	(0.03)%
IMM Eurodollar June 2017 - December 2018, $97.25 - $98.75 Put	(3)	(15,656,250)	(9.19)%
Other interest rate futures		(2,187,500)	(1.29)%
Foreign bond futures		(265,692)	(0.16)%
U.S. bond futures		(328,125)	(0.19)%
U.S. index futures		(487,500)	(0.29)%
Total options		(103,501,517)	(60.79)%
Total derivative financial instruments		$59,863,776	35.15%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2016.

Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Derivative financial instruments
Long contracts
Futures
Commodity			$(3,650,299)	(3.61)%
Canadian dollar March 2017		17	(24,477)	(0.02)%
Other currency			296,075	0.28%
Foreign bond			3,609,660	3.57%
Foreign index			4,228,909	4.18%
Interest rate			(90,443)	(0.09)%
U.S. bond			(276,795)	(0.27)%
U.S. index			(1,187,357)	(1.17)%
Total futures			2,905,273	2.87%

Forwards
Canadian dollar / U.S. dollar 03/15/2017	CAD	53,947,000	(349,056)	(0.35)%
Australian dollar / U.S. dollar 03/15/2017	AUD	199,857,000	(5,618,079)	(5.55)%
Australian dollar / U.S. dollar 01/03/2017 – 03/15/2017	AUD	43,303,274	(108,700)	(0.11)%
Other foreign currency			(3,545,034)	(3.50)%
Total forwards			(9,620,869)	(9.51)%

Short contracts
Futures
Commodity			4,381,482	4.33%
Australian dollar March 2017		(10)	6,093	0.01%
Other currency			(13,007)	(0.01)%
Foreign bond			(947,794)	(0.94)%
Foreign index			(749,021)	(0.74)%
Interest rate			1,325,779	1.31%
U.S. bond			1,255,178	1.24%
U.S. index			34,730	0.03%
Total futures			5,293,440	5.23%

Forwards
Canadian dollar / U.S. dollar 03/15/2017	CAD	(287,093,000)	5,336,391	5.27%
Australian dollar / U.S. dollar 01/03/2017 – 03/15/2017	AUD	(90,861,000)	35,674	0.04%
Other foreign currency			6,884,415	6.80%
Total forwards			12,256,480	12.11%
Total derivative financial instruments			$10,834,324	10.70%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of December 31, 2016:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$14,319,838	$8,742,664
Commodity futures options	56,824,878	-
Currency futures	-	302,492
Foreign bond futures	48,225	3,822,421
Foreign bond futures options	371,034	-
Foreign index futures	985,283	4,321,716
Interest rate futures	3,317,486	1,882,466
Interest rate futures options	46,918,750	-
U.S. bond futures	1,290,594	1,432,048
U.S. bond futures options	1,476,563	-
U.S. index futures	430,525	1,249,198
U.S. index futures options	2,475,000	-
Total Level 1	128,458,176	21,753,005

Level 2:
Foreign currency forwards	10,689,404	14,142,320
Foreign currency options	54,659,710	-
Total Level 2	65,349,114	14,142,320
Total investment related assets	$193,807,290	$35,895,325

Liabilities
Level 1:
Commodity futures	$(3,029,032)	$(8,011,481)
Commodity futures options	(46,777,985)	-
Currency futures	-	(37,808)
Foreign bond futures	(1,689,108)	(1,160,555)
Foreign bond futures options	(265,692)	-
Foreign index futures	(306,761)	(841,828)
Interest rate futures	(1,252,899)	(647,130)
Interest rate futures options	(31,953,125)	-
U.S. bond futures	(2,580,891)	(453,665)
U.S. bond futures options	(328,125)	-
U.S. index futures	(159,638)	(2,401,825)
U.S. index futures options	(487,500)	-
Total Level 1	(88,830,756)	(13,554,292)

Level 2:
Foreign currency forwards	(20,896,168)	(11,506,709)
Foreign currency options	(24,216,590)	-
Total Level 2	(45,112,758)	(11,506,709)
Total investment related liabilities	$(133,943,514)	$(25,061,001)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on their average quarterly notional amounts and number of contracts for the year ended December 31, 2016. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at December 31, 2016 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$594,473,573	18,890	$(378,174,689)	(10,348)	$14,319,838	$(3,029,032)
Options(a)	645,422,049	43,618	(422,143,840)	(28,650)	56,824,878	(46,777,985)
Swaps(b)	27,685,864	595	-	-	-	-
	1,267,581,486	63,103	(800,318,529)	(38,998)	71,144,716	(49,807,017)
Equity price
Futures	93,578,564	1,005	(62,056,131)	(781)	1,415,808	(466,399)
Options(a)	64,008,276	7,398	(12,900,694)	(4,998)	2,475,000	(487,500)
	157,586,840	8,403	(74,956,825)	(5,779)	3,890,808	(953,899)
Foreign currency exchange rate
Forwards	9,482,312,254	N/A	(4,518,659,130)	N/A	10,689,404	(20,896,168)
Options(a)	1,178,965,223	50	(1,118,794,294)	(50)	54,659,710	(24,216,590)
	10,661,277,477	50	(5,637,453,424)	(50)	65,349,114	(45,112,758)
Interest rate
Futures	18,154,657,514	59,205	(15,921,789,404)	(49,300)	4,656,305	(5,522,898)
Options(a)	8,496,802,913	147,025	(9,037,141,028)	(124,875)	48,766,347	(32,546,942)
Swaps(b)	559,814	1	(2,624,769)	(2)	-	-
	26,652,020,241	206,231	(24,961,555,201)	(174,177)	53,422,652	(38,069,840)
Total	$38,738,466,044	277,787	$(31,474,283,979)	(219,004)	$193,807,290	$(133,943,514)

(a)   – Notional amounts for options are based on the delta-adjusted positions.
(b)   – Notional amounts and number of contracts for these swaps are calculated based on the average amount of each swap transaction that occurred during the year ended December 31, 2016, as a result of no open contracts at any quarter end.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on their average quarterly notional amounts and number of contracts for the nine months ended December 31, 2016. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at December 31, 2016 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$369,934,460	7,477	$(256,322,203)	(5,940)	$8,742,664	$(8,011,481)
	369,934,460	7,477	(256,322,203)	(5,940)	8,742,664	(8,011,481)

Equity price
Futures	574,565,900	5,873	(135,885,108)	(2,117)	5,570,914	(3,243,653)
	574,565,900	5,873	(135,885,108)	(2,117)	5,570,914	(3,243,653)

Foreign currency exchange rate
Forwards	654,891,983	N/A	(815,502,972)	N/A	14,142,320	(11,506,709)
Futures	21,012,235	210	(53,944,482)	(552)	302,492	(37,808)
	675,904,218	210	(869,447,454)	(552)	14,444,812	(11,544,517)

Interest rate
Futures	3,085,056,458	17,936	(1,804,155,003)	(8,701)	7,136,935	(2,261,350)
	3,085,056,458	17,936	(1,804,155,003)	(8,701)	7,136,935	(2,261,350)
Total	$4,705,461,036	31,496	$(3,065,809,768)	(17,310)	$35,895,325	$(25,061,001)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at December 31, 2016 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$193,807,290	$(133,943,514)	$59,863,776	$-	$59,863,776
Derivative liabilities	(133,943,514)	133,943,514	-	-	-

Graham K4D Trading Ltd.[2]
Derivative assets	$35,895,325	$(25,061,001)	$10,834,324	$-	$10,834,324
Derivative liabilities	(25,061,001)	25,061,001	-	-	-

1 Net derivative asset and liability amounts presented in the statement of financial condition are held with five counterparties. The Master Fund has pledged offsetting collateral to one of those counterparties as of December 31, 2016. At December 31, 2016, additional collateral pledged in the amount of $106,497,715 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

2 Net derivative asset amounts presented in the statement of financial condition are held with two counterparties. The Master Fund did not receive collateral from of these counterparties that may have been used to offset these derivative amounts as of December 31, 2016. At December 31, 2016, additional collateral pledged in the amount of $89,715,477 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the year ended December 31, 2016:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$252,436	$67,766

Net realized (loss) gain on investments	205,015,671	(77,423,253)
Net increase in unrealized appreciation on investments	26,938,318	3,619,734
Brokerage commissions and fees	(16,236,638)	(839,619)
Net loss on investments	215,717,351	(74,643,138)
Net loss	$215,969,787	$(74,575,372)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the year ended December 31, 2016:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$85,195,708	$(96,510,977)
Options	63,910,871	-
Swaps	(5,443,954)	-
	143,662,625	(96,510,977)
Equity price
Equities	835,500	(85,250)
Futures	10,397,961	(10,239,849)
Options	(14,874,092)	-
	(3,640,631)	(10,325,099)
Foreign currency exchange rate
Forwards	59,099,687	913,138
Futures	(78,885)	(4,847,264)
Options	4,530,160	-
	63,550,962	(3,934,126)
Interest rate
Futures	26,958,886	36,966,683
Options	2,127,453	-
Swaps	(705,306)	-
	28,381,033	36,966,683
Total	$231,953,989	$(73,803,519)

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which range in maturity from one to twenty-eight months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis. For the years ended December 31, 2016 and 2015, the total amount recognized by GAIT with respect to its investment in Cash Assets was $712,063 and $547,110, respectively. These amounts are included in interest income in the statements of operations and incentive allocation. At December 31, 2016 and 2015, GAIT owned approximately 2.55% and 4.02%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Assets:
Cash and cash equivalents	$613,789,536	$850,874,164
Investments in fixed income securities (amortized cost $4,208,763,924 and $2,885,317,424, respectively)	4,208,763,924	2,885,317,424
Accrued interest receivable	8,117,639	5,861,018
Total assets	4,830,671,099	3,742,052,606

Liabilities:
Other liabilities	-	-
Total liabilities	-	-
Members’ capital	$4,830,671,099	$3,742,052,606

The following table summarizes the results of operations of Cash Assets for the years ended December 31, 2016 and 2015:

	2016	2015
Investment income
Interest income	$21,756,966	$11,360,079
Total investment income	21,756,966	11,360,079

Expenses:
Bank fee expense	49,380	10,816
Total expenses	49,380	10,816
Net investment income	21,707,586	11,349,263
Net income	$21,707,586	$11,349,263

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2016:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $4,208,763,924)
United States
Government Bonds (amortized cost $3,533,849,051)
U.S. Treasury bonds 0.50% – 3.25% due 01/15/2017 – 04/15/2019	$3,525,000,000	$3,533,849,051	73.16%
Total Government Bonds		3,533,849,051	73.16%

Treasury Bills (amortized cost $674,914,873)
U.S. Treasury bill 0.00% due 01/12/2017	275,000,000	274,964,768	5.69%
U.S. Treasury bills 0.00% due 01/5/2017 – 01/19/2017	400,000,000	399,950,105	8.28%
Total Treasury Bills		674,914,873	13.97%
Total United States		4,208,763,924	87.13%
Total Investments in Fixed Income Securities		$4,208,763,924	87.13%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2015:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $2,885,317,424)
United States
Government Bonds (amortized cost $2,885,317,424)
U.S. Treasury 0.25% – 3.25% due 01/15/2016 – 12/31/2017	$2,875,000,000	$2,885,317,424	77.11%
Total Government Bonds		2,885,317,424	77.11%
Total United States		2,885,317,424	77.11%
Total Investments in Fixed Income Securities		$2,885,317,424	77.11%

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Assets
Level 2:
Fixed income securities
Government bonds	$3,533,849,051	$2,885,317,424
Treasury bills	674,914,873	-
Total fixed income securities	4,208,763,924	2,885,317,424
Total Level 2	4,208,763,924	2,885,317,424
Total assets	$4,208,763,924	$2,885,317,424

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

6. Fees and Related Party Transactions

Advisory Fees

For the years ended December 31, 2016 and 2015, each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month. The Advisory Fees paid to the Manager for the years ended December 31, 2016 and 2015 were $2,592,751 and $3,045,968, respectively.

Sponsor Fees

For the years ended December 31, 2016 and 2015, each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

Class	Annual Rate

Class 0	0.75%
Class 2	2.75%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

6. Fees and Related Party Transactions (continued)

Sponsor Fees (continued)

The Sponsor Fees paid to the Manager for the years ended December 31, 2016 and 2015 were $1,977,590 and $2,275,758, respectively.

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. The Incentive Allocation was $0 and $2,920,022 for the years ended December 31, 2016 and 2015, respectively.

Administrator’s Fee

For the years ended December 31, 2016 and 2015, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT for the years ended December 31, 2016 and 2015 were $194,581 and $243,364, respectively, of which $13,455 and $19,747 was accrued as of December 31, 2016 and 2015, respectively.

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

8. Financial Highlights

The following is the per Unit operating performance calculation for the years ended December 31, 2016 and 2015:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2014	$149.37	$113.58
Net loss:
Net investment loss	(6.56)	(7.17)
Net gain on investments	4.53	3.50
Net loss	(2.03)	(3.67)
Net asset value per unit, December 31, 2015	147.34	109.91
Net loss:
Net investment loss	(3.54)	(4.75)
Net gain on investments	3.12	2.27
Net loss	(0.42)	(2.48)
Net asset value per unit, December 31, 2016	$146.92	$107.43

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the years ended December 31, 2016 and 2015:

	Class 0		Class 2
	2016	2015	2016	2015

Total return before Incentive Allocation	(0.29)%	0.46%	(2.26)%	(1.59)%
Incentive Allocation	0.00	(1.82)	0.00	(1.64)
Total return after Incentive Allocation	(0.29)%	(1.36)%	(2.26)%	(3.23)%

Net investment loss before Incentive Allocation	(2.46)%	(2.57)%	(4.47)%	(4.63)%
Incentive Allocation	0.00	(1.74)	0.00	(1.63)
Net investment loss after Incentive Allocation	(2.46)%	(4.31)%	(4.47)%	(6.26)%

Total expenses before Incentive Allocation	2.94%	2.89%	4.95%	4.95%
Incentive Allocation	0.00	1.74	0.00	1.63
Total expenses after Incentive Allocation	2.94%	4.63%	4.95%	6.58%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the years ended December 31, 2016 and 2015.

9. Subsequent Events

GAIT had subscriptions of approximately $1.9 million and redemptions of approximately $9.9 million from January 1, 2016 through March 30, 2017, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

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

Based on their evaluation as of December 31, 2016, the Manager, along with the Manager’s principal executive officer and principal financial officer, have concluded that the Manager’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) with respect to the Fund were effective.

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

Management assessed the effectiveness of the Manager’s internal control over financial reporting for the Fund as of December 31, 2016. Management based its assessment on criteria established in Internal Control – Integrated Framework issues by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. As a result of this assessment and based on the criteria in the COSO framework, management, including the principal financial and principal executive officers, has concluded that, as of December 31, 2016, the Manager’s internal control over financial reporting for the Fund was effective.

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

As described under “Item 1. Business,” the Fund pays the Manager the Sponsor Fee. For the year ended December 31, 2016, the Fund paid the Manager Sponsor Fees of $1,102,687.

As compensation for its services as investment manager to the Fund, the Manager is paid the Advisory Fees described under “Item 1. Business,” and may receive Incentive Allocations also as described under “Item 1. Business.” For the year ended December 31, 2016, the Fund paid the Manager Advisory Fees of $1,388,718 and the Manager received an Incentive Allocation of $0.

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

Item 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)	Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for each of the years ended December 31, 2016 and December 31, 2015 for the audit of the Fund’s annual financial statements, review of financial statements included in the Fund’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

FEE CATEGORY	2016		2015
Audit Fees	$83,620	*	$81,300
Audit-Related Fees	–		–
Tax Fees	48,650	*	59,250
All Other Fees	–		–
TOTAL FEES	$132,270	*	$140,550

*	Amount expected to be billed for 2016 services.

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

(2)	Audit-Related Fees

None

(3)	Tax Fees

Tax Fees consist of fees paid to EY for professional services rendered in connection with tax compliance and Fund income tax return filings.

(4)	All Other Fees

None.

(5)	Not Applicable.

(6)	Not Applicable.

Item 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Statements of Financial Condition at December 31, 2016 and 2015
Statements of Operations and Incentive Allocation for the years ended December 31, 2016 and 2015
Statements of Changes in Members’ Capital for the years ended December 31, 2016 and 2015
Statements of Cash Flows for the years ended December 31, 2016 and 2015
Notes to Financial Statements.

(b)	Exhibits

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference.

Exhibit Designation	Description
* 3.1	Certificate of Formation of Graham Alternative Investment Fund I LLC
**3.1(a)	Certificate of Amendment to Certificate of Formation of Graham Alternative Investment Fund I LLC
** 4.1	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC
* 10.1	Form of Subscription Agreement
* 10.2	Form of Placement Agreement
***10.10	Safekeeping Account Agreement between Graham Cash Assets LLC and Bank of America, N.A.
**** 31.1	Rule 13a-14(a)/15d Certification (Certification of Principal Executive Officer).
**** 31.2	Rule 13a-14(a)/15d Certification (Certification of Principal Financial Officer).
**** 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Principal Financial Officer)

*	Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010
**	Incorporated by reference to the Fund’s Form 8-K previously filed on April 11, 2013
***	Incorporated by reference to the Fund’s Form 10/A previously filed on September 3, 2010
****	Filed herewith

Item 16:	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2017	GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
BLENDED STRATEGIES PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

		By:	/s/ Paul Sedlack
Paul Sedlack, Chief Operating Officer

		By:	/s/ Brian Douglas
Brian Douglas, Chief Financial Officer