Form 10-Q
period 2017-06-30
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2017-08-14
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging Growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of August 1, 2017, 493,127.548 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC

BLENDED STRATEGIES PORTFOLIO
FORM 10-Q

PART II - Other Information	64

Exhibits

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification

Index
PART I

Item 1.	Financial Statements

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Statements of Financial Condition

	June 30, 2017 (Unaudited)	December 31, 2016 (Audited)
Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$61,206,192	$72,903,383
Redemption receivable from Graham Alternative Investment Trading LLC	895,804	1,207,986
Total assets	$62,101,996	$74,111,369

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$895,804	$1,207,986
Total liabilities	895,804	1,207,986

Members’ capital:
Class 0 Units (300,904.327 and 331,592.087 units issued and outstanding at $137.79 and $146.92, respectively)	41,462,646	48,718,754
Class 2 Units (197,303.967 and 225,124.868 units issued and outstanding at $100.07 and $107.43, respectively)	19,743,546	24,184,629
Total members’ capital	61,206,192	72,903,383
Total liabilities and members’ capital	$62,101,996	$74,111,369

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Operations

	Three months ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) gain allocated from investment in Graham Alternative Investment Trading LLC
Net realized loss on investments	$(1,386,441)	$(599,409)	$(995,119)	$(2,613,220)
Net (decrease) increase in unrealized appreciation on investments	(1,181,931)	1,842,874	(2,345,033)	2,455,545
Brokerage commissions and fees	(99,738)	(118,677)	(202,648)	(255,794)
Net (loss) gain allocated from investment in Graham Alternative Investment Trading LLC	(2,668,110)	1,124,788	(3,542,800)	(413,469)

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC
Investment income
Interest income	125,836	92,637	239,505	185,874

Expenses
Advisory fees	285,495	348,452	591,896	721,104
Sponsor fees	162,617	275,133	409,157	568,222
Professional fees and other	83,623	64,920	142,470	81,483
Administrator’s fees	21,628	27,394	45,221	56,720
Incentive allocation	-	-	-	-
Total expenses	553,363	715,899	1,188,744	1,427,529
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(427,527)	(623,262)	(949,239)	(1,241,655)
Net (loss) income	$(3,095,637)	$501,526	$(4,492,039)	$(1,655,124)

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Changes in Members’ Capital

For the six months ended June 30, 2017 and 2016

	Class 0 Units			Class 2 Units
	Units		Capital	Units		Capital	Total Members’ Capital

Members’ capital, December 31, 2015	400,877.	751	$59,064,584	244,435.	571	$26,866,727	$85,931,311
Subscriptions	3,289.	583	475,000	6,734.	863	709,739	1,184,739
Redemptions	(23,406.	500)	(3,405,216)	(12,092.	608)	(1,301,116)	(4,706,332)
Net loss	-		(964,966)	-		(690,158)	(1,655,124)
Members’ capital, June 30, 2016	380,760.	834	$55,169,402	239,077.	826	$25,585,192	$80,754,594

	Class 0 Units			Class 2 Units
	Units		Capital	Units		Capital	Total Members’ Capital

Members’ capital, December 31, 2016	331,592.	087	$48,718,754	225,124.	868	$24,184,629	$72,903,383
Subscriptions	12,640.	298	1,832,500	2,380.	376	250,000	2,082,500
Redemptions	(43,328.	058)	(6,167,314)	(30,201.	277)	(3,120,338)	(9,287,652)
Net loss	-		(2,921,294)	-		(1,570,745)	(4,492,039)
Members’ capital, June 30, 2017	300,904.	327	$41,462,646	197,303.	967	$19,743,546	$61,206,192

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Cash Flows

	Six Months Ended June 30,
	2017	2016
Cash flows provided by operating activities
Net loss	$(4,492,039)	$(1,655,124)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss allocated from investment in Graham Alternative Investment Trading LLC	4,492,039	1,655,124
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	9,599,834	7,258,211
Investments in Graham Alternative Investment Trading LLC	(2,082,500)	(1,184,739)
Net cash provided by operating activities	7,517,334	6,073,472

Cash flows used in financing activities
Subscriptions	2,082,500	1,184,739
Redemptions	(9,599,834)	(7,258,211)
Net cash used in financing activities	(7,517,334)	(6,073,472)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements

June 30, 2017
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

At June 30, 2017 and December 31, 2016, the Fund owned 54.44% and 52.99%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the six months ended June 30, 2017 or the year ended December 31, 2016 by the Fund, GAIT, the Master Funds, or Cash Assets and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized as of the beginning of the year.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At June 30, 2017 and December 31, 2016, no accruals have been recorded by the Fund for indemnifications.

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

Redemption Fees

Class 2 Units are subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Class 0 Units are not subject to a redemption fee. Redemption fees are payable to the Manager upon redemption of Units from the proceeds of such redemption. No redemption fees were paid to the Manager for the six months ended June 30, 2017 and 2016.

4. Fees and Related Party Transactions

Advisory Fees

For the six months ended June 30, 2017 and 2016, each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month. For the six months ended June 30, 2017 and 2016, the Advisory Fees allocated to the Fund by each Class of GAIT totaled $591,896 and $721,104, respectively.

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified for the periods in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

Period	Class 0	Class 2

For the period from January 1, 2016 through March 31, 2017	0.75%	2.75%
For the period from April 1, 2017 through June 30, 2017	0.75%	1.50%

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

4. Fees and Related Party Transactions (continued)

Sponsor Fees (continued)

For the six months ended June 30, 2017 and 2016, the Sponsor Fees allocated to the Fund by each Class of GAIT totaled $409,157 and $568,222, respectively.

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. There was no Incentive Allocation allocated to the Fund by GAIT for the six months ended June 30, 2017 and 2016.

Administrator’s Fee

For the six months ended June 30, 2017 and 2016, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the six months ended June 30, 2017 and 2016 were $45,221 and $56,720, respectively.

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

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended June 30, 2017 and 2016:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, March 31, 2016	$143.72	$106.68
Net income:
Net investment loss	(0.89)	(1.19)
Net gain on investments	2.06	1.53
Net income	1.17	0.34
Net asset value per unit, June 30, 2016	$144.89	$107.02

Net asset value per unit, March 31, 2017	$144.35	$105.03
Net loss:
Net investment loss	(0.84)	(0.81)
Net loss on investments	(5.72)	(4.15)
Net loss	(6.56)	(4.96)
Net asset value per unit, June 30, 2017	$137.79	$100.07

The following represents ratios to average members’ capital, excluding the Manager, and total return for the three months ended June 30, 2017 and 2016:

	Class 0		Class 2
	2017	2016	2017	2016

Total return before Incentive Allocation	(4.54)%	0.81%	(4.72)%	0.32%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(4.54)%	0.81%	(4.72)%	0.32%

Net investment loss before Incentive Allocation	(0.60)%	(0.62)%	(0.79)%	(1.13)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.60)%	(0.62)%	(0.79)%	(1.13)%

Total expenses before Incentive Allocation	0.79%	0.74%	0.98%	1.24%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.79%	0.74%	0.98%	1.24%

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights (continued)

The following is the per Unit operating performance calculation for the six months ended June 30, 2017 and 2016:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2015	$147.34	$109.91
Net loss:
Net investment loss	(1.73)	(2.36)
Net loss on investments	(0.72)	(0.53)
Net loss	(2.45)	(2.89)
Net asset value per unit, June 30, 2016	$144.89	$107.02

Net asset value per unit, December 31, 2016	$146.92	$107.43
Net loss:
Net investment loss	(1.68)	(1.96)
Net loss on investments	(7.45)	(5.40)
Net loss	(9.13)	(7.36)
Net asset value per unit, June 30, 2017	$137.79	$100.07

The following represents ratios to average members’ capital, excluding the Manager, and total return for the six months ended June 30, 2017 and 2016:

	Class 0		Class 2
	2017	2016	2017	2016

Total return before Incentive Allocation	(6.21)%	(1.66)%	(6.85)%	(2.63)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(6.21)%	(1.66)%	(6.85)%	(2.63)%

Net investment loss before Incentive Allocation	(1.18)%	(1.19)%	(1.88)%	(2.19)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(1.18)%	(1.19)%	(1.88)%	(2.19)%

Total expenses before Incentive Allocation	1.53%	1.42%	2.23%	2.42%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	1.53%	1.42%	2.23%	2.42%

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights (continued)

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total members’ capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital for Class 0 and Class 2 Units of the Fund for the three and six months ended June 30, 2017 and 2016, and are not annualized.

7. Subsequent Events

Effective July 1, 2017, the annual Advisory Fee charged to Class 0 and Class 2 Units of GAIT was reduced from 1.75% to 1.50%. The annual Sponsor Fee charged to Class 0 Units of GAIT was reduced from 0.75% to 0.50%. The annual Sponsor Fee charged to Class 2 Units of GAIT was reduced from 1.50% to 1.25%.

The Fund had subscriptions of approximately $0.1 million and redemptions of approximately $0.8 million from July 1, 2017 through August 14, 2017, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	June 30, 2017 (Unaudited)	December 31, 2016 (Audited)
Assets
Investments in Master Funds, at fair value	$14,803,728	$16,404,782
Investment in Graham Cash Assets LLC, at fair value	99,318,745	123,316,812
Receivable from Master Funds	83	45
Total assets	$114,122,556	$139,721,639

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$1,272,825	$1,570,542
Accrued professional fees	163,999	184,381
Accrued advisory fees	162,274	205,048
Accrued sponsor fees	91,124	158,099
Accrued administrator’s fee	12,223	13,455
Payable to Master Funds	2	85
Total liabilities	1,702,447	2,131,610

Members’ capital:
Class 0 Units (558,321.325 and 650,889.077 units issued and outstanding at $137.79 and $146.92 per unit, respectively)	76,933,018	95,631,060
Class 2 Units (343,366.942 and 379,525.982 units issued and outstanding at $100.07 and $107.43 per unit, respectively)	34,359,568	40,771,563
Class M Units (4,671.470 units issued and outstanding at $241.36 and $254.18 per unit, respectively)	1,127,523	1,187,406
Total members’ capital	112,420,109	137,590,029
Total liabilities and members’ capital	$114,122,556	$139,721,639

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	June 30, 2017 (Unaudited)		December 31, 2016 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$7,060,296	6.28%	$7,580,654	5.51%
Graham K4D Trading Ltd.	7,743,432	6.89%	8,824,128	6.41%
Total investments in Master Funds	$14,803,728	13.17%	$16,404,782	11.92%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

 Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) gain allocated from investments in Master Funds
Net realized loss on investments	$(2,522,525)	$(1,184,883)	$(1,880,846)	$(5,043,230)
Net (decrease) increase in unrealized appreciation on investments	(2,156,639)	3,490,082	(4,330,852)	4,654,101
Brokerage commissions and fees	(181,804)	(225,690)	(370,290)	(487,279)
Net (loss) gain allocated from investments in Master Funds	(4,860,968)	2,079,509	(6,581,988)	(876,408)

Net investment gain (loss) allocated from investments in Master Funds	22,879	(5,885)	33,420	(9,587)

Investment income
Interest income	206,382	176,984	404,207	354,887

Expenses
Advisory fees	515,272	660,756	1,072,217	1,366,653
Sponsor fees	289,702	498,596	722,912	1,028,636
Professional fees and other	152,619	117,595	260,816	145,498
Administrator’s fees	39,410	52,332	82,679	108,284
Total expenses	997,003	1,329,279	2,138,624	2,649,071
Net investment loss of the Fund	(790,621)	(1,152,295)	(1,734,417)	(2,294,184)

Net (loss) income	(5,628,710)	921,329	(8,282,985)	(3,180,179)

Incentive allocation	–	–	–	–

Net (loss) income available for pro-rata allocation to all members	$(5,628,710)	$921,329	$(8,282,985)	$(3,180,179)

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the six months ended June 30, 2017 and 2016

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2015	791,620.850	$116,635,944	415,606.489	$45,680,694	4,671.470	$1,161,324	$163,477,962
Subscriptions	6,659.057	965,000	9,431.374	1,001,239	–	–	1,966,239
Redemptions	(57,868.196)	(8,332,102)	(15,790.648)	(1,699,383)	–	–	(10,031,485)
Incentive allocation	–	–	–	–	–	–	–
Net loss	–	(1,988,721)	–	(1,186,483)	–	(4,975)	(3,180,179)
Members’ capital, June 30, 2016	740,411.711	$107,280,121	409,247.215	$43,796,067	4,671.470	$1,156,349	$152,232,537

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2016	650,889.077	$95,631,060	379,525.982	$40,771,563	4,671.470	$1,187,406	$137,590,029
Subscriptions	14,784.737	2,141,500	3,734.542	390,000	–	–	2,531,500
Redemptions	(107,352.489)	(15,297,967)	(39,893.582)	(4,120,468)	–	–	(19,418,435)
Incentive allocation	–	–	–	–	–	–	–
Net loss	–	(5,541,575)	–	(2,681,527)	–	(59,883)	(8,282,985)
Members’ capital, June 30, 2017	558,321.325	$76,933,018	343,366.942	$34,359,568	4,671.470	$1,127,523	$112,420,109

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

 Unaudited Statements of Cash Flows

	Six Months Ended June 30,
	2017	2016
Cash flows provided by operating activities
Net loss	$(8,282,985)	$(3,180,179)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss allocated from investments in Master Funds	6,548,568	885,995
Net income allocated from investment in Graham Cash Assets LLC	(404,207)	(354,887)
Proceeds from sale of investments in Master Funds	60,188,555	69,612,773
Proceeds from sale of investments in Graham Cash Assets LLC	74,872,087	66,991,701
Investments in Master Funds	(65,136,190)	(71,189,770)
Investments in Graham Cash Assets LLC	(50,469,813)	(52,148,641)
Changes in assets and liabilities:
Decrease in accrued advisory fees	(42,774)	(28,403)
Decrease in accrued sponsor fees	(66,975)	(17,974)
Decrease in accrued professional fees	(20,382)	(20,377)
Decrease in accrued administrator’s fee	(1,232)	(2,319)
Net cash provided by operating activities	17,184,652	10,547,919

Cash flows used in financing activities
Subscriptions	2,531,500	1,966,239
Redemptions	(19,716,152)	(12,514,158)
Net cash used in financing activities	(17,184,652)	(10,547,919)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

June 30, 2017

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at June 30, 2017 and December 31, 2016. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices held. Currency translation gains and losses are included in the statement of operations within net realized loss and net (decrease) increase in unrealized appreciation on investments.

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

GAIT’s investments in Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the six months ended June 30, 2017 or the year ended December 31, 2016 by GAIT, the Master Funds, or Cash Assets, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized as of the beginning of the year.

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

An interest rate swap contract is an agreement that obligates two parties to exchange a series of cash flows at specified intervals based upon or calculated by reference to changes in specified rates for a specified notional amount of the underlying assets. The payment flows are usually netted against each other, with the difference being paid by one party to another. Interest rate swap positions are generally valued as the present value of the net future cash flows as estimated by the Manager using a discount curve constructed from independently obtained future interest rate assumptions.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return, and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the six month period ended June 30, 2017 or the year ended December 31, 2016 which caused any counterparty to demand liquidation of any outstanding positions. At June 30, 2017 and December 31, 2016, there were derivative instruments subject to credit risk related contingent features in a net liability position for the Master Funds in which GAIT invests. Graham K4D Trading Ltd. had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $45,226,633 and $0 at June 30, 2017 and December 31, 2016, respectively. Graham Commodity Strategies LLC had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $2,143,049 and $0 at June 30, 2017 and December 31, 2016, respectively.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX memberships and the shares of the CME Group at fair value. As of June 30, 2017 and December 31, 2016, the two NYMEX memberships were valued at $301,000 and $398,000, respectively, and the 30,000 shares of CME Group were valued at $3,757,200 and $3,460,500, respectively, both of which are contained within Exchange Memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Chicago Board of Trade Membership

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat. Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of June 30, 2017 and December 31, 2016, the B-1/Full memberships were valued at $445,500 and $404,000, respectively, and the B-2/Associate memberships were valued at $61,500 and $62,750, respectively, both of which are included in Exchange Membership on the statements of financial condition. Additionally, Graham K4D Trading Ltd. owns a Chicago Mercantile Exchange (“CME”) seat valued at $210,750 and $200,000 at June 30, 2017 and December 31, 2016, respectively, which is also included in Exchange Membership on the statements of financial condition. The CBOT memberships and shares and CME seat are considered Level 1 assets as described in the Fair Value section of Note 2.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At June 30, 2017 and December 31, 2016, no accruals have been recorded by GAIT for indemnifications.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds

As of June 30, 2017 and December 31, 2016, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members’ capital are individually identified. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

June 30, 2017
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Loss (six months ended)

Systematic Macro Funds
Graham K4D Trading Ltd.	6.89%	$7,743,432	$(3,052,374)

Global Macro Funds
Graham Commodity Strategies LLC	6.28%	7,060,296	(3,496,194)
	13.17%	$14,803,728	$(6,548,568)

December 31, 2016
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Loss (six months ended June 30, 2016)

Systematic Macro Funds
Graham K4D Trading Ltd.	6.41%	$8,824,128	$145,642

Global Macro Funds
Graham Commodity Strategies LLC	5.51%	7,580,654	(1,031,637)
	11.92%	$16,404,782	$(885,995)

The following table summarizes the financial position of each Master Fund as of June 30, 2017:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$165,787,814	$164,569,974
Derivative financial instruments, at fair value	32,364,568	-
Exchange membership, at fair value	4,058,200	717,750
Total assets	202,210,582	165,287,724

Liabilities:
Derivative financial instruments, at fair value	2,143,049	45,226,633
Total liabilities	2,143,049	45,226,633
Members’ Capital / Net Assets	$200,067,533	$120,061,091

Percentage of Master Fund held by GAIT	3.53%	6.45%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2017.

Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Derivative financial instruments
Long contracts
Futures
Brent crude oil March 2018		600	$82,190	0.04%
KC HRW wheat September 2017		11,000	36,825,175	18.41%
KC HRW wheat December 2017		1,047	396,375	0.20%
Mill wheat Euro September 2017 - December 2017		28,000	3,052,400	1.53%
Natural gas August 2017		628	750,550	0.38%
Wheat September 2017		2,000	3,784,188	1.89%
WTI crude oil August 2017		290	804,580	0.40%
Other commodity futures			3,760,660	1.88%
Foreign bond			(3,030,157)	(1.52)%
Foreign index			(14,989)	(0.01)%
Interest rate			(1,382,048)	(0.69)%
U.S. bond			(4,788,813)	(2.39)%
U.S. index			128,900	0.06%
Total futures			40,369,011	20.18%

Forwards
Euro / U.S. dollar 07/05/2017	EUR	903,787,129	1,046,016	0.52%
Other foreign currency			8,043,931	4.02%
Total forwards			9,089,947	4.54%

Options (cost $154,270,498)
Crude oil August 2017 - December 2018, $47.00 - $73.00 Call		12	10,927,750	5.46%
Crude oil August 2017 - June 2018, $40.00 - $51.00 Put		6	8,122,500	4.06%
Natural gas Euro option August 2017 - March 2018, $3.25 - $4.00 Call		11	8,978,000	4.49%
Other commodity futures options			10,624,440	5.31%
Euro / U.S. dollar May 2018, $1.20 Call		2	10,276,800	5.14%
Euro / U.S. dollar November 2017, $1.15 Call		2	10,270,800	5.13%
Euro / U.S. dollar July 2017 - November 2017, $1.13 - $1.17 Call		5	13,412,852	6.71%
Euro / U.S. dollar July 2017 - October 2017, $0.97 - $1.11 Put		7	39,847	0.02%
Other currency future options			20,031,469	10.01%
Euro-bund August 2017, $164.50 Call		1	(116,952)	(0.06)%
Euro-bund August 2017 - September 2017, $159.00 - $161.50 Put		2	2,763,374	1.38%
Interest rate futures			6,614,824	3.31%
U.S. bond futures			460,938	0.23%
U.S. index			6,422,500	3.21%
Total options			108,829,142	54.40%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2017.

Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Brent crude oil December 2017		(300)	$(656,000)	(0.33)%
KC HRW wheat December 2017		(9,047)	(30,455,750)	(15.22)%
KC HRW wheat March 2018		(3,000)	(5,877,513)	(2.94)%
Mill wheat Euro September 2017		(1,000)	(500)	(0.00)%
Wheat March 2018		(2,000)	(7,973,263)	(3.98)%
WTI crude oil August 2017 - December 2017		(1,450)	(3,061,670)	(1.53)%
Other commodity futures			846,850	0.43%
Euro bund September 2017		(6,266)	13,728,555	6.86%
Euro buxl 30 Year bond September 2017		(100)	419,941	0.21%
Euro bobl September 2017		(600)	9,135	0.00%
Other foreign bond future			813,073	0.41%
Foreign index			765,252	0.38%
Interest rate			11,906,714	5.95%
U.S. bond			3,027,719	1.51%
U.S. index			1,139,900	0.57%
Total futures			(15,367,557)	(7.68)%

Forwards
U.S. dollar / Euro 07/05/2017	EUR	(351,995,936)	(628,961)	(0.31)%
Other foreign currency			(2,631,131)	(1.32)%
Total forwards			(3,260,092)	(1.63)%

Options (proceeds $107,270,855)
Crude oil September 2017 - December 2019, $45.00 - $80.00 Call		(13)	(29,917,750)	(14.96)%
Crude oil August 2017 - June 2018, $37.50 - $50.00 Put		(12)	(20,435,640)	(10.21)%
Natural gas Euro option August 2017 - March 2018, $3.40 - $5.00 Call		(7)	(3,887,375)	(1.94)%
Natural gas Euro option August 2017 - December 2018, $2.50 - $3.00 Put		(20)	(9,239,750)	(4.62)%
Other commodity futures			(16,864,223)	(8.43)%
Euro / U.S. dollar July 2017 - May 2018, $1.15 - $1.30 Call		(8)	(12,641,368)	(6.32)%
Euro / U.S. dollar July 2017, $1.00 Put		(1)	(20)	(0.00)%
Other currency futures			(10,485,330)	(5.24)%
Euro bund September 2017, $157.50 Put		(1)	(685,134)	(0.34)%
Euro bund August 2017, $160.00 Put		(1)	(645,168)	(0.32)%
Interest rate			(1,589,986)	(0.79)%
U.S. bond future			(210,938)	(0.11)%
U.S. index			(2,836,250)	(1.42)%
Total options			(109,438,932)	(54.70)%
Total derivative financial instruments			$30,221,519	15.11%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2017.

Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Derivative financial instruments
Long contracts
Futures
Commodity			$3,448,381	2.87%
Japanese yen September 2017		1	(39)	(0.00)%
Other currency			(22,360)	(0.02)%
Canadian 10yr bond future September 2017		2,694	(8,832,359)	(7.35)%
Other foreign bond			(12,713,783)	(10.59)%
Foreign index			(10,542,329)	(8.78)%
Interest rate			(3,916,218)	(3.26)%
U.S. bond			(2,764,431)	(2.30)%
U.S. index			(704,030)	(0.59)%
Total futures			(36,047,168)	(30.02)%

Forwards
Canadian dollar / U.S. dollar 07/05/2017 - 09/20/2017	CAD	326,568,013	3,446,311	2.87%
Japanese yen / U.S. dollar 07/05/2017 - 09/20/2017	JPY	27,546,965,000	(6,497,502)	(5.41)%
Other foreign currency			13,211,901	11.00%
Total forwards			10,160,710	8.46%

Short contracts
Futures
Commodity			(14,571,753)	(12.14)%
Canadian dollar September 2017		(14)	(4,446)	(0.00)%
Japanese yen September 2017		(8)	12,326	0.01%
Other currency			659,578	0.55%
Canadian 10yr bond future September 2017		(221)	502,886	0.42%
Other foreign bond			835,313	0.70%
Foreign index			380,982	0.32%
Interest rate			110	0.00%
U.S. bond			736,876	0.61%
U.S. index			183,102	0.15%
Total futures			(11,265,026)	(9.38)%

Forwards
U.S. dollar / Canadian dollar 07/05/2017 - 09/20/2017	CAD	(292,444,000)	(7,938,024)	(6.61)%
U.S. dollar / Japanese yen 07/05/2017 - 09/20/2017	JPY	(40,926,773,025)	8,534,789	7.11%
Other foreign currency			(8,671,914)	(7.23)%
Total forwards			(8,075,149)	(6.73)%
Total derivative financial instruments			$(45,226,633)	(37.67)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of June 30, 2017:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$52,722,161	$8,698,525
Commodity futures options	40,410,690	-
Currency futures	-	739,905
Foreign bond futures	14,970,704	1,338,198
Foreign bond futures options	2,763,374	-
Foreign index futures	799,737	1,008,341
Interest rate futures	12,010,889	110
Interest rate futures options	8,824,666	-
U.S. bond futures	3,027,719	736,876
U.S. bond futures options	460,938	-
U.S. index futures	1,359,980	1,083,672
U.S. index futures options	6,422,500	-
Total Level 1	143,773,358	13,605,627

Level 2:
Foreign currency forwards	20,516,799	25,248,462
Foreign currency options	54,031,768	-
Total Level 2	74,548,567	25,248,462
Total investment related assets	$218,321,925	$38,854,089

Liabilities
Level 1:
Commodity futures	$(50,443,889)	$(19,821,897)
Commodity futures options	(82,102,738)	-
Currency futures	-	(94,846)
Foreign bond futures	(3,030,157)	(21,546,141)
Foreign bond futures options	(1,447,254)	-
Foreign index futures	(49,474)	(11,169,688)
Interest rate futures	(1,486,223)	(3,916,218)
Interest rate futures options	(3,799,828)	-
U.S. bond futures	(4,788,813)	(2,764,431)
U.S. bond futures options	(210,938)	-
U.S. index futures	(91,180)	(1,604,600)
U.S. index futures options	(2,836,250)	-
Total Level 1	(150,286,744)	(60,917,821)

Level 2:
Foreign currency forwards	(14,686,944)	(23,162,901)
Foreign currency options	(23,126,718)	-
Total Level 2	(37,813,662)	(23,162,901)
Total investment related liabilities	$(188,100,406)	$(84,080,722)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its average quarterly notional amounts and number of contracts for the six months ended June 30, 2017. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at June 30, 2017 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$848,127,917	35,022	$(484,941,767)	(15,663)	$52,722,161	$(50,443,889)
Options(a)	653,444,958	59,479	(537,375,949)	(62,992)	40,410,690	(82,102,738)
	1,501,572,875	94,501	(1,022,317,716)	(78,655)	93,132,851	(132,546,627)
Equity price
Futures	131,290,921	1,655	(377,303,705)	(3,942)	2,159,717	(140,654)
Options(a)	67,848,267	3,750	(50,854,946)	(3,750)	6,422,500	(2,836,250)
	199,139,188	5,405	(428,158,651)	(7,692)	8,582,217	(2,976,904)

Foreign currency exchange rate
Forwards	9,976,869,139	N/A	(1,790,252,236)	N/A	20,516,799	(14,686,944)
Options(a)	1,221,083,575	42	(886,495,775)	(37)	54,031,768	(23,126,718)
	11,197,952,714	42	(2,676,748,011)	(37)	74,548,567	(37,813,662)
Interest rate
Futures	8,637,860,263	32,112	(33,145,798,345)	(111,282)	30,009,312	(9,305,193)
Options(a)	4,588,146,628	154,200	(9,678,066,305)	(131,720)	12,048,978	(5,458,020)
	13,226,006,891	186,312	(42,823,864,650)	(243,002)	42,058,290	(14,763,213)
Total	$26,124,671,668	286,260	$(46,951,089,028)	(329,386)	$218,321,925	$(188,100,406)

(a)  – Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its average quarterly notional amounts and number of contracts for the six months ended June 30, 2017. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at June 30, 2017 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$282,078,272	4,040	$(550,644,768)	(12,237)	$8,698,525	$(19,821,897)
	282,078,272	4,040	(550,644,768)	(12,237)	8,698,525	(19,821,897)

Equity price
Futures	1,023,605,889	10,563	(44,696,826)	(893)	2,092,013	(12,774,288)
	1,023,605,889	10,563	(44,696,826)	(893)	2,092,013	(12,774,288)
Foreign currency exchange rate
Forwards	1,232,264,627	N/A	(904,526,287)	N/A	25,248,462	(23,162,901)
Futures	29,569,924	300	(38,649,046)	(400)	739,905	(94,846)
	1,261,834,551	300	(943,175,333)	(400)	25,988,367	(23,257,747)

Interest rate
Futures	3,985,350,225	23,617	(2,279,253,250)	(12,426)	2,075,184	(28,226,790)
	3,985,350,225	23,617	(2,279,253,250)	(12,426)	2,075,184	(28,226,790)
Total	$6,552,868,937	38,520	$(3,817,770,177)	(25,956)	$38,854,089	$(84,080,722)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at June 30, 2017 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$218,321,925	$(185,957,357)	$32,364,568	$-	$32,364,568
Derivative liabilities	(188,100,406)	185,957,357	(2,143,049)	2,143,049	-

Graham K4D Trading Ltd.[2]
Derivative assets	$38,854,089	$(38,854,089)	$-	$-	$-
Derivative liabilities	(84,080,722)	38,854,089	(45,226,633)	45,226,633	-

1 Net derivative asset and liability amounts presented in the statement of financial condition are held with three counterparties. At June 30, 2017, additional collateral pledged in the amount of $163,630,905 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

2 Net derivative liability amounts presented in the statement of financial condition are held with two counterparties. The Master Fund has pledged offsetting collateral to these counterparties as of June 30, 2017. At June 30, 2017, additional collateral pledged in the amount of $119,343,341 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended June 30, 2017:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$212,447	$224,176

Net realized loss on investments	(49,754,190)	(10,427,010)
Net decrease in unrealized appreciation on investments	(6,218,367)	(30,439,859)
Brokerage commissions and fees	(4,404,984)	(277,769)
Net loss on investments	(60,377,541)	(41,144,638)
Net income (loss)	$(60,165,094)	$(40,920,462)

The following table summarizes the results of operations of each Master Fund for the six months ended June 30, 2017:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$333,367	$300,510

Net realized (loss) gain on investments	(70,785,866)	10,845,388
Net decrease in unrealized appreciation on investments	(11,492,316)	(55,915,912)
Brokerage commissions and fees	(8,813,304)	(500,868)
Net loss on investments	(91,091,486)	(45,571,392)
Net loss	$(90,758,119)	$(45,270,882)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended June 30, 2017:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$5,172,061	$(11,957,092)
Options	(36,678,144)	-
	(31,506,083)	(11,957,092)
Equity price
Equities	163,700	(99,750)
Futures	(13,020,443)	30,790,784
Options	(3,508,423)	-
	(16,365,166)	30,691,034
Foreign currency exchange rate
Forwards	35,016,222	(37,722,743)
Futures	-	856,638
Options	(10,397,073)	-
	24,619,149	(36,866,105)
Interest rate
Futures	(18,318,452)	(22,734,706)
Options	(14,402,005)	-
	(32,720,457)	(22,734,706)
Total	$(55,972,557)	$(40,866,869)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the six months ended June 30, 2017:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$12,272,843	$(41,701,975)
Options	(42,504,984)	-
	(30,232,141)	(41,701,975)
Equity price
Equities	199,700	51,000
Futures	(35,137,984)	74,621,749
Options	(10,192,981)	-
	(45,131,265)	74,672,749
Foreign currency exchange rate
Forwards	33,531,767	(49,022,363)
Futures	-	(325,404)
Options	(35,732,975)	-
	(2,201,208)	(49,347,767)
Interest rate
Futures	20,505,371	(28,693,531)
Options	(25,218,939)	-
	(4,713,568)	(28,693,531)
Total	$(82,278,182)	$(45,070,524)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of December 31, 2016:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$106,497,715	$89,715,477
Derivative financial instruments, at fair value	59,863,776	10,834,324
Exchange membership, at fair value	3,858,500	666,750
Dividends receivable	68,250	-
Total assets	170,288,241	101,216,551

Liabilities:
Derivative financial instruments, at fair value	-	-
Total liabilities	-	-
Members’ Capital / Net Assets	$170,288,241	$101,216,551

Percentage of Master Fund held by GAIT	4.45%	8.72%

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which range in maturity from one to twenty-six months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis. For the three months and six months ended June 30, 2017, the total amount recognized by GAIT with respect to its investment in Cash Assets was $206,382 and $404,207, respectively. For the three months and six months ended June 30, 2016, the total amount recognized by GAIT with respect to its investment in Cash Assets was $176,984 and $354,887, respectively. These amounts are included in interest income in the statements of operations and incentive allocation. At June 30, 2017 and December 31, 2016, GAIT owned approximately 2.02% and 2.55%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$565,294,380	$613,789,536
Investments in fixed income securities (amortized cost $4,352,351,648 and $4,208,763,924, respectively)	4,352,351,648	4,208,763,924
Accrued interest receivable	8,726,315	8,117,639
Total assets	4,926,372,343	4,830,671,099
Members’ capital	$4,926,372,343	$4,830,671,099

The following table summarizes the results of operations of Cash Assets for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment income
Interest income	$9,542,673	$4,967,225	$17,137,485	$9,649,425
Total investment income	9,542,673	4,967,225	17,137,485	9,649,425

Expenses:
Bank fee expense	18,045	12,020	32,711	35,338
Total expenses	18,045	12,020	32,711	35,338
Net investment income	9,524,628	4,955,205	17,104,774	9,614,087
Net income	$9,524,628	$4,955,205	$17,104,774	$9,614,087

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of June 30, 2017:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $4,352,351,648)
United States
Government Bonds (amortized cost $3,702,544,758)
U.S. Treasury bonds 0.50% – 3.13% due 07/15/2017 – 08/31/2019	$3,700,000,000	$3,702,544,758	75.16%
Total Government Bonds		3,702,544,758	75.16%

Treasury Bills (amortized cost $649,806,890)
U.S. Treasury bill 0.00% due 07/20/2017	250,000,000	249,887,708	5.07%
U.S. Treasury bills 0.00% due 07/06/2017 – 07/13/2017	400,000,000	399,919,182	8.12%
Total Treasury Bills		649,806,890	13.19%
Total United States		4,352,351,648	88.35%
Total Investments in Fixed Income Securities		$4,352,351,648	88.35%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2016:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $4,208,763,924)
United States
Government Bonds (amortized cost $3,533,849,051)
U.S. Treasury bonds 0.50% – 3.25% due 01/15/2017 – 04/15/2019	$3,525,000,000	$3,533,849,051	73.16%
Total Government Bonds		3,533,849,051	73.16%

Treasury Bills (amortized cost $674,914,873)
U.S. Treasury bill 0.00% due 01/12/2017	275,000,000	274,964,768	5.69%
U.S. Treasury bills 0.00% due 01/5/2017 – 01/19/2017	400,000,000	399,950,105	8.28%
Total Treasury Bills		674,914,873	13.97%
Total United States		4,208,763,924	87.13%
Total Investments in Fixed Income Securities		$4,208,763,924	87.13%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Assets
Level 2:
Fixed income securities
Government bonds	$3,702,544,758	$3,533,849,051
Treasury bills	649,806,890	674,914,873
Total fixed income securities	4,352,351,648	4,208,763,924
Total Level 2	4,352,351,648	4,208,763,924
Total assets	$4,352,351,648	$4,208,763,924

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
6. Fees and Related Party Transactions

Advisory Fees

For the six months ended June 30, 2017 and 2016, each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month. The Advisory Fees paid to the Manager for the six months ended June 30, 2017 and 2016 were $1,072,217 and $1,366,653, respectively.

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified for the periods in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

Period	Class 0	Class2

For the period from January 1, 2016 through March 31, 2017	0.75%	2.75%
For the period from April 1, 2017 through June 30, 2017	0.75%	1.50%

The Sponsor Fees paid to the Manager for the six months ended June 30, 2017 and 2016 were $722,912 and $1,028,636, respectively.

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. There was no Incentive Allocation for the three months or six months ended June 30, 2017 and 2016.

Administrator’s Fee

For the six months ended June 30, 2017 and 2016, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $82,679 and $108,284, respectively, of which $12,223 and $17,428 was accrued as of June 30, 2017 and 2016, respectively.

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

8. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended June 30, 2017 and 2016:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, March 31, 2016	$143.72	$106.68
Net income:
Net investment loss	(0.89)	(1.18)
Net gain on investments	2.06	1.52
Net income	1.17	0.34
Net asset value per unit, June 30, 2016	$144.89	$107.02

Net asset value per unit, March 31, 2017	$144.35	$105.03
Net loss:
Net investment loss	(0.84)	(0.81)
Net loss on investments	(5.72)	(4.15)
Net loss	(6.56)	(4.96)
Net asset value per unit, June 30, 2017	$137.79	$100.07

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three months ended June 30, 2017 and 2016:

	Class 0		Class 2
	2017	2016	2017	2016

Total return before Incentive Allocation	(4.54)%	0.81%	(4.72)%	0.32%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(4.54)%	0.81%	(4.72)%	0.32%

Net investment loss before Incentive Allocation	(0.60)%	(0.63)%	(0.79)%	(1.13)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.60)%	(0.63)%	(0.79)%	(1.13)%

Total expenses before Incentive Allocation	0.79%	0.74%	0.98%	1.24%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.79%	0.74%	0.98%	1.24%

The following is the per Unit operating performance calculation for the six months ended June 30, 2017 and 2016:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2015	$147.34	$109.91
Net loss:
Net investment loss	(1.73)	(2.36)
Net loss on investments	(0.72)	(0.53)
Net loss	(2.45)	(2.89)
Net asset value per unit, June 30, 2016	$144.89	$107.02

Net asset value per unit, December 31, 2016	$146.92	$107.43
Net loss:
Net investment loss	(1.68)	(1.95)
Net loss on investments	(7.45)	(5.41)
Net loss	(9.13)	(7.36)
Net asset value per unit, June 30, 2017	$137.79	$100.07

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the six months ended June 30, 2017 and 2016:

	Class 0		Class 2
	2017	2016	2017	2016

Total return before Incentive Allocation	(6.21)%	(1.66)%	(6.85)%	(2.63)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(6.21)%	(1.66)%	(6.85)%	(2.63)%

Net investment loss before Incentive Allocation	(1.18)%	(1.19)%	(1.87)%	(2.19)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(1.18)%	(1.19)%	(1.87)%	(2.19)%

Total expenses before Incentive Allocation	1.53%	1.42%	2.23%	2.42%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	1.53%	1.42%	2.23%	2.42%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the three and six months ended June 30, 2017 and 2016, and are not annualized.

9. Subsequent Events

Effective July 1, 2017, the annual Advisory Fee charged to Class 0 and Class 2 Units was reduced from 1.75% to 1.50%. The annual Sponsor Fee charged to Class 0 Units was reduced from 0.75% to 0.50%. The annual Sponsor Fee charged to Class 2 Units was reduced from 1.50% to 1.25%.

GAIT had subscriptions of approximately $0.1 million and redemptions of approximately $1.5 million from July 1, 2017 through August 14, 2017, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

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

For the three months ended June 30, 2017, the Blended Strategies Portfolio’s net asset value decreased by $7,879,016 or -11.4% over the corresponding period of the preceding year. The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $480,000 or 0.7% offset by redemptions totaling $5,263,379 or -7.6% and a net loss of $3,095,637 or -4.5%, for the period.

For the six months ended June 30, 2017, the Blended Strategies Portfolio’s net asset value decreased by $11,697,191 or -16.0% over the corresponding period of the preceding year. The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $2,082,500 or 2.9% offset by redemptions totaling $9,287,652 or -12.7% and a net loss of $4,492,039 or -6.2%, for the period.

For the three months ended June 30, 2016, the Blended Strategies Portfolio’s net asset value decreased by $325,595 or -0.4%. The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $1,059,739 or 1.3% and net income of $501,526 of 0.6% offset by redemptions totaling $1,886,860 or -2.3%, for the period.

Index
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

2017 Summary

Three Months Ended June 30, 2017

For the three months ended June 30, 2017, the Blended Strategies Portfolio experienced net trading losses of $2,568,372. The trading results are attributable to the following sectors:

Agriculture / Softs	$78,543
Base metals	(433,079)
Energy	(124,746)
Equities	(537,483)
Foreign exchange	(98,624)
Long term / Intermediate rates	(1,421,693)
Precious metals	(81,807)
Short term rates	50,517
$(2,568,372)

The Blended Strategies Portfolio recorded a net loss for the second quarter of 2017. Losses resulted primarily from long positions across the fixed income yield curve in the U.S. In the agriculture and softs sector, the portfolio experienced losses in coffee, metals and natural gas.  The portfolio recorded losses in foreign exchange, particularly in the Japanese yen, Australian dollar and British pound sterling versus the U.S. dollar. The portfolio recorded gains from long positions in equity indices futures, most notably in Asia and the U.S., which helped offset the overall losses for the period.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended June 30, 2017, Advisory Fees decreased by $62,957 or -18.1%, Sponsor Fees decreased by $112,516 or -40.9%, and Administrator’s Fees decreased by $5,766 or -21.0% in the Fund over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio resulting from redemptions and a net loss partially offset by subscriptions for the period. The decrease in Sponsor Fees is also attributable to a reduction of the Class 2 Sponsor Fee rate from 2.75% to 1.50% in the second quarter of 2017. During the same period, interest income increased by $33,199 or 35.8%. Interest was earned on free cash at an average annualized yield of 0.78% for the three months ended June 30, 2017 compared to 0.52% for the same period in 2016.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended June 30, 2017 and 2016, the portfolio has not yet recovered previous losses. As a result, there was no Incentive Allocation for those periods.

Index
Six Months Ended June 30, 2017

For the six months ended June 30, 2017, the Blended Strategies Portfolio experienced net trading losses of $3,340,152. The trading results are attributable to the following sectors:

Agriculture / Softs	$(292,156)
Base metals	(233,177)
Energy	(1,317,638)
Equities	1,974,491
Foreign exchange	(1,963,192)
Long term / Intermediate rates	(982,446)
Precious metals	(352,986)
Short term rates	(173,048)
$(3,340,152)

The Blended Strategies Portfolio recorded a net loss for the first half of 2017. The majority of the portfolio's losses resulted from positions in foreign exchange, particularly in the Japanese yen versus the U.S. dollar. The portfolio also experienced losses in the agriculture and softs sector, particularly in natural gas, coffee, gold and zinc and from long positions in U.S. fixed income futures. Long positions in equity index futures, most notably in the U.S. and Asia, resulted in profits that offset a portion of the portfolio’s overall loss for the year.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the six months ended June 30, 2017, Advisory Fees decreased by $129,208 or -17.9%, Sponsor Fees decreased by $159,065 or -28.0%, and Administrator’s Fees decreased by $11,499 or -20.3% in the Fund over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio resulting from redemptions and a net loss partially offset by subscriptions for the period. The decrease in Sponsor Fees is also attributable to a reduction of the Class 2 Sponsor Fee rate from 2.75% to 1.50% in the second quarter of 2017. During the same period, interest income increased by $53,631 or 28.9%. Interest was earned on free cash at an average annualized yield of 0.73% for the six months ended June 30, 2017 compared to 0.50% for the same period in 2016.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the six months ended June 30, 2017 and 2016, the portfolio has not yet recovered previous losses. As a result, there was no Incentive Allocation for those periods.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of June 30, 2017 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	4.3%
Base metals	4.2%
Energy	(57.5)%
Equities	19.0%
Foreign exchange	57.0%
Long term / Intermediate rates	47.7%
Precious metals	(0.3)%
Short term rates	25.6%
100.0%

Index
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

Index
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

Blended Strategies Portfolio
June 30, 2017	13.01%
December 31, 2016	11.88%
June 30, 2016	11.82%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through June 30, 2017, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Based on their evaluation as of June 30, 2017, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to the Fund’s internal control over financial reporting during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our 2016 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2017, the Fund issued 3,980.971 Units in exchange for $480,000 with respect to the Blended Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”). The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder. All purchasers of the Units were accredited investors, as that term is defined under Rule 501 of Regulation D.

The following chart sets forth the purchases of Units of the Fund during each month of the quarter covered by this report.

Period (as of)	Blended Strategies Portfolio Total Number of Units Issued
April 2017	3,627.341
May 2017	-
June 2017	353.630

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2017	16,263.170	129.48	N/A	N/A
May 1 - May 31, 2017	18,358.574	123.20	N/A	N/A
June 1 - June 30, 2017	7,542.984	118.76	N/A	N/A
TOTAL	42,164.728	124.83	N/A	N/A

1 Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None

Index
Item 6.	Exhibits

** 3.1	Certificate of Formation of Graham Alternative Investment Fund I LLC
* 3.2	Amendment to Certificate of Formation of Graham Alternative Investment Fund I LLC
* 4.1	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC
*** 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Executive Officer)
*** 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)
*** 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Chief Financial Officer)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to the Fund’s Form 8-K previously filed on April 11, 2013

**	Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010

***	Filed herewith

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2017	GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
BLENDED STRATEGIES PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

By:	/s/ Paul Sedlack
Paul Sedlack, Principal Executive Officer

By:	/s/ Brian Douglas
Brian Douglas, Chief Financial Officer