Form 10-Q
period 2017-09-30
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2017-11-14
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐  No ☒

As of November 1, 2017, 356,248.247 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC

BLENDED STRATEGIES PORTFOLIO
FORM 10-Q

Index
PART I

Item 1.	Financial Statements

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Statements of Financial Condition

	September 30, 2017 (Unaudited)	December 31, 2016 (Audited)
Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$57,346,551	$72,903,383
Redemption receivable from Graham Alternative Investment Trading LLC	1,791,113	1,207,986
Total assets	$59,137,664	$74,111,369

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$1,791,113	$1,207,986
Total liabilities	1,791,113	1,207,986

Members’ capital:
Class 0 Units (274,944.559 and 331,592.087 units issued and outstanding at $138.81 and $146.92, respectively)	38,164,984	48,718,754
Class 2 Units (190,645.279 and 225,124.868 units issued and outstanding at $100.61 and $107.43, respectively)	19,181,567	24,184,629
Total members’ capital	57,346,551	72,903,383
Total liabilities and members’ capital	$59,137,664	$74,111,369

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Operations

	Three months ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net gain (loss) allocated from investment in Graham Alternative Investment Trading LLC
Net realized loss on investments	$(172,239)	$(660,454)	$(1,167,358)	$(3,273,674)
Net increase (decrease) in unrealized appreciation on investments	966,686	(2,134,403)	(1,378,347)	321,142
Brokerage commissions and fees	(83,399)	(102,309)	(286,047)	(358,103)
Net gain (loss) allocated from investment in Graham Alternative Investment Trading LLC	711,048	(2,897,166)	(2,831,752)	(3,310,635)

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC
Investment income
Interest income	143,541	96,714	383,046	282,588

Expenses
Advisory fees	231,154	341,242	823,050	1,062,346
Sponsor fees	114,638	271,441	523,795	839,663
Professional fees and other	44,409	44,456	186,879	125,939
Administrator’s fees	20,275	25,284	65,496	82,004
Incentive allocation	-	-	-	-
Total expenses	410,476	682,423	1,599,220	2,109,952
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(266,935)	(585,709)	(1,216,174)	(1,827,364)
Net income (loss)	$444,113	$(3,482,875)	$(4,047,926)	$(5,137,999)

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Changes in Members’ Capital

For the nine months ended September 30, 2017 and 2016

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2015	400,877.751	$59,064,584	244,435.571	$26,866,727	$85,931,311
Subscriptions	3,289.583	475,000	9,070.957	959,739	1,434,739
Redemptions	(55,202.551)	(7,835,723)	(17,808.788)	(1,888,427)	(9,724,150)
Net loss	–	(3,250,001)	–	(1,887,998)	(5,137,999)
Members’ capital, September 30, 2016	348,964.783	$48,453,860	235,697.740	$24,050,041	$72,503,901

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2016	331,592.087	$48,718,754	225,124.868	$24,184,629	$72,903,383
Subscriptions	13,427.913	1,942,500	2,380.376	250,000	2,192,500
Redemptions	(70,075.441)	(9,906,945)	(36,859.965)	(3,794,461)	(13,701,406)
Net loss	–	(2,589,325)	–	(1,458,601)	(4,047,926)
Members’ capital, September 30, 2017	274,944.559	$38,164,984	190,645.279	$19,181,567	$57,346,551

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
	2017	2016
Cash flows provided by operating activities
Net loss	$(4,047,926)	$(5,137,999)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss allocated from investment in Graham Alternative Investment Trading LLC	4,047,926	5,137,999
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	13,118,279	10,384,543
Investments in Graham Alternative Investment Trading LLC	(2,192,500)	(1,434,739)
Net cash provided by operating activities	10,925,779	8,949,804

Cash flows used in financing activities
Subscriptions	2,192,500	1,434,739
Redemptions	(13,118,279)	(10,384,543)
Net cash used in financing activities	(10,925,779)	(8,949,804)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements

September 30, 2017

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

The Fund offers members Class 0 and Class 2 units. The Fund invests all of its assets dedicated to trading in Graham Alternative Investment Trading LLC (“GAIT”), a Delaware Limited Liability Company which was formed on May 18, 2006 and commenced operations on August 1, 2006. GAIT invests in various master trading vehicles (“Master Funds”) and Graham Cash Assets LLC (“Cash Assets”), all of which are managed by Graham Capital Management, L.P. (the “Advisor” or “Manager”). The Manager is the manager and the sole investment advisor of GAIT and the Fund. The Manager is registered as a Commodity Pool Operator and Commodity Trading Advisor with the U.S. CFTC and is a member of the National Futures Association. The Manager is also registered with the Securities and Exchange Commission as an investment adviser. The Fund’s Units are registered under the Securities Exchange Act of 1934.

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

At September 30, 2017 and December 31, 2016, the Fund owned 54.90% and 52.99%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the nine months ended September 30, 2017 or the year ended December 31, 2016 by the Fund, GAIT, the Master Funds, or Cash Assets and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized as of the beginning of the year.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At September 30, 2017 and December 31, 2016, no accruals have been recorded by the Fund for indemnifications.

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

Redemption Fees

For the period from January 1, 2016 to June 30, 2017, Class 2 Units were subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Class 0 Units are not subject to a redemption fee. Redemption fees are payable to the Manager upon redemption of Units from the proceeds of such redemption. Redemption fees of $0 and $231 were paid to the Manager for the nine months ended September 30, 2017 and 2016, respectively. Effective July 1, 2017, Class 2 Units will no longer be subject to a redemption fee.

4. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of the Net Asset Value of such Class specified for the periods in the table below. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month. For the nine months ended September 30, 2017 and 2016, the Advisory Fees allocated to the Fund by each Class of GAIT totaled $823,050 and $1,062,346, respectively.

Period	Annual Rate

For the period from January 1, 2016 through June 30, 2017	1.75%
For the period from July 1, 2017 through September 30, 2017	1.50%

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

Period	Class 0	Class 2

For the period from January 1, 2016 through March 31, 2017	0.75%	2.75%
For the period from April 1, 2017 through June 30, 2017	0.75%	1.50%
For the period from July 1, 2017 through September 30, 2017	0.75%	1.25%

For the nine months ended September 30, 2017 and 2016, the Sponsor Fees allocated to the Fund by each Class of GAIT totaled $523,795 and $839,663, respectively.

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. There was no Incentive Allocation allocated to the Fund by GAIT for the nine months ended September 30, 2017 and 2016.

Administrator’s Fee

For the nine months ended September 30, 2017 and 2016, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the nine months ended September 30, 2017 and 2016 were $65,496 and $82,004, respectively.

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

6. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended September 30, 2017 and 2016:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, June 30, 2016	$144.89	$107.02
Net loss:
Net investment loss	(0.85)	(1.15)
Net loss on investments	(5.19)	(3.83)
Net loss	(6.04)	(4.98)
Net asset value per unit, September 30, 2016	$138.85	$102.04

Net asset value per unit, June 30, 2017	$137.79	$100.07
Net gain:
Net investment loss	(0.53)	(0.58)
Net gain on investments	1.55	1.12
Net gain	1.02	0.54
Net asset value per unit, September 30, 2017	$138.81	$100.61

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average members’ capital and total return for the three months ended September 30, 2017 and 2016:

	Class 0		Class 2
	2017	2016	2017	2016

Total return before Incentive Allocation	0.74%	(4.17)%	0.54%	(4.65)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	0.74%	(4.17)%	0.54%	(4.65)%

Net investment loss before Incentive Allocation	(0.38)%	(0.60)%	(0.57)%	(1.10)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.38)%	(0.60)%	(0.57)%	(1.10)%

Total expenses before Incentive Allocation	0.62%	0.73%	0.81%	1.22%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.62%	0.73%	0.81%	1.22%

The following is the per Unit operating performance calculation for the nine months ended September 30, 2017 and 2016:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2015	$147.34	$109.91
Net loss:
Net investment loss	(2.58)	(3.51)
Net loss on investments	(5.91)	(4.36)
Net loss	(8.49)	(7.87)
Net asset value per unit, September 30, 2016	$138.85	$102.04

Net asset value per unit, December 31, 2016	$146.92	$107.43
Net loss:
Net investment loss	(2.24)	(2.55)
Net loss on investments	(5.87)	(4.27)
Net loss	(8.11)	(6.82)
Net asset value per unit, September 30, 2017	$138.81	$100.61

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average members’ capital and total return for the nine months ended September 30, 2017 and 2016:

	Class 0		Class 2
	2017	2016	2017	2016

Total return before Incentive Allocation	(5.52)%	(5.76)%	(6.35)%	(7.16)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(5.52)%	(5.76)%	(6.35)%	(7.16)%

Net investment loss before Incentive Allocation	(1.58)%	(1.80)%	(2.47)%	(3.30)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(1.58)%	(1.80)%	(2.47)%	(3.30)%

Total expenses before Incentive Allocation	2.17%	2.15%	3.06%	3.65%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	2.17%	2.15%	3.06%	3.65%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total members’ capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital for Class 0 and Class 2 Units of the Fund for the three and nine months ended September 30, 2017 and 2016, and are not annualized.

7. Subsequent Events

The Fund had subscriptions of approximately $0.9 million and redemptions of approximately $16.1 million from October 1, 2017 through November 14, 2017, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	September 30, 2017 (Unaudited)	December 31, 2016 (Audited)
Assets
Investments in Master Funds, at fair value	$13,999,346	$16,404,782
Investment in Graham Cash Assets LLC, at fair value	95,629,797	123,316,812
Receivable from Master Funds	70,673	45
Total assets	$109,699,816	$139,721,639

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$4,815,621	$1,570,542
Accrued professional fees	223,082	184,381
Accrued advisory fees	133,549	205,048
Accrued sponsor fees	65,492	158,099
Accrued administrator’s fee	11,813	13,455
Payable to Master Funds	4	85
Total liabilities	5,249,561	2,131,610

Members’ capital:
Class 0 Units (503,056.668 and 650,889.077 units issued and outstanding at $138.81 and $146.92 per unit, respectively)	69,829,162	95,631,060
Class 2 Units (332,752.372 and 379,525.982 units issued and outstanding at $100.61 and $107.43 per unit, respectively)	33,479,509	40,771,563
Class M Units (4,671.470 units issued and outstanding at $244.37 and $254.18 per unit, respectively)	1,141,584	1,187,406
Total members’ capital	104,450,255	137,590,029
Total liabilities and members’ capital	$109,699,816	$139,721,639

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	September 30, 2017 (Unaudited)		December 31, 2016 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$7,168,845	6.86%	$7,580,654	5.51%
Graham K4D Trading Ltd.	6,830,501	6.54%	8,824,128	6.41%
Total investments in Master Funds	$13,999,346	13.40%	$16,404,782	11.92%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

 Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net gain (loss) allocated from investments in Master Funds
Net realized loss on investments	$(310,034)	$(1,220,650)	$(2,190,880)	$(6,263,880)
Net increase (decrease) in unrealized appreciation on investments	1,759,944	(3,889,143)	(2,570,908)	764,958
Brokerage commissions and fees	(153,509)	(188,001)	(523,799)	(675,280)
Net gain (loss) allocated from investments in Master Funds	1,296,401	(5,297,794)	(5,285,587)	(6,174,202)

Net investment gain (loss) allocated from investments in Master Funds	27,587	(2,758)	61,007	(12,345)

Investment income
Interest income	236,468	177,535	640,675	532,422

Expenses
Advisory fees	420,842	621,713	1,493,059	1,988,366
Sponsor fees	205,709	480,767	928,621	1,509,403
Professional fees and other	81,759	78,761	342,575	224,259
Administrator’s fees	37,293	46,472	119,972	154,756
Total expenses	745,603	1,227,713	2,884,227	3,876,784
Net investment loss of the Fund	(509,135)	(1,050,178)	(2,243,552)	(3,344,362)
Net income (loss)	814,853	(6,350,730)	(7,468,132)	(9,530,909)

Incentive allocation	–	–	–	–

Net income (loss) available for pro-rata allocation to all members	$814,853	$(6,350,730)	$(7,468,132)	$(9,530,909)

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the nine months ended September 30, 2017 and 2016

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2015	791,620.850	$116,635,944	415,606.489	$45,680,694	4,671.470	$1,161,324	$163,477,962
Subscriptions	7,356.555	1,065,000	14,477.337	1,541,239	–	–	2,606,239
Redemptions	(181,332.219)	(25,694,780)	(28,822.882)	(3,039,479)	–	–	(28,734,259)
Incentive allocation	–	–	–	–	–	–	–
Net loss	–	(6,245,966)	–	(3,238,739)	–	(46,204)	(9,530,909)
Members’ capital, September 30, 2016	617,645.186	$85,760,198	401,260.944	$40,943,715	4,671.470	$1,115,120	$127,819,033

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2016	650,889.077	$95,631,060	379,525.982	$40,771,563	4,671.470	$1,187,406	$137,590,029
Subscriptions	15,572.352	2,251,500	3,734.542	390,000	–	–	2,641,500
Redemptions	(163,404.761)	(23,117,598)	(50,508.152)	(5,195,544)	–	–	(28,313,142)
Incentive allocation	–	–	–	–	–	–	–
Net loss	–	(4,935,800)	–	(2,486,510)	–	(45,822)	(7,468,132)
Members’ capital, September 30, 2017	503,056.668	$69,829,162	332,752.372	$33,479,509	4,671.470	$1,141,584	$104,450,255

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

 Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
	2017	2016
Cash flows provided by operating activities
Net loss	$(7,468,132)	$(9,530,909)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss allocated from investments in Master Funds	5,224,580	6,186,547
Net income allocated from investment in Graham Cash Assets LLC	(640,675)	(532,422)
Proceeds from sale of investments in Master Funds	85,043,840	100,726,354
Proceeds from sale of investments in Graham Cash Assets LLC	98,065,780	105,462,720
Investments in Master Funds	(87,933,693)	(103,606,856)
Investments in Graham Cash Assets LLC	(69,738,090)	(75,961,796)
Changes in assets and liabilities:
Increase in accrued professional fees	38,701	36,983
Decrease in accrued advisory fees	(71,499)	(54,924)
Decrease in accrued sponsor fees	(92,607)	(33,650)
Decrease in accrued administrator’s fee	(1,642)	(7,047)
Net cash provided by operating activities	22,426,563	22,685,000

Cash flows used in financing activities
Subscriptions	2,641,500	2,606,239
Redemptions	(25,068,063)	(25,291,239)
Net cash used in financing activities	(22,426,563)	(22,685,000)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

September 30, 2017

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at September 30, 2017 and December 31, 2016. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices held. Currency translation gains and losses are included in the statement of operations within net realized loss and net (decrease) increase in unrealized appreciation on investments.

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

GAIT’s investments in Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the nine months ended September 30, 2017 or the year ended December 31, 2016 by GAIT, the Master Funds, or Cash Assets, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized as of the beginning of the year.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return, and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the nine month period ended September 30, 2017 or the year ended December 31, 2016 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $16,554,207and $0 at September 30, 2017 and December 31, 2016, respectively. Graham Commodity Strategies LLC had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $33,888,529 and $0 at September 30, 2017 and December 31, 2016, respectively.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX memberships and the shares of the CME Group at fair value. As of September 30, 2017 and December 31, 2016, the two NYMEX memberships were valued at $210,000 and $398,000, respectively, and the 30,000 shares of CME Group were valued at $4,070,400 and $3,460,500, respectively, both of which are contained within Exchange Memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Chicago Board of Trade Membership

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat. Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of September 30, 2017 and December 31, 2016, the B-1/Full memberships were valued at $720,000 and $404,000, respectively, and the B-2/Associate memberships were valued at $80,000 and $62,750, respectively, both of which are included in Exchange Membership on the statements of financial condition. Additionally, Graham K4D Trading Ltd. owns a Chicago Mercantile Exchange (“CME”) seat valued at $232,500 and $200,000 at September 30, 2017 and December 31, 2016, respectively, which is also included in Exchange Membership on the statements of financial condition. The CBOT memberships and shares and CME seat are considered Level 1 assets as described in the Fair Value section of Note 2.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At September 30, 2017 and December 31, 2016, no accruals have been recorded by GAIT for indemnifications.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds

As of September 30, 2017 and December 31, 2016, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members’ capital are individually identified. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

September 30, 2017
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Loss (nine months ended)

Global Macro Funds
Graham Commodity Strategies LLC	6.86%	$7,168,845	$(2,668,942)

Systematic Macro Funds
Graham K4D Trading Ltd.	6.54%	6,830,501	(2,555,638)
	13.40%	$13,999,346	$(5,224,580)

December 31, 2016
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Loss (nine months ended September 30, 2016)

Global Macro Funds
Graham Commodity Strategies LLC	5.51%	$7,580,654	$(4,085,913)

Systematic Macro Funds
Graham K4D Trading Ltd.	6.41%	8,824,128	(2,100,634)
	11.92%	$16,404,782	$(6,186,547)

The following table summarizes the financial position of each Master Fund as of September 30, 2017:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$187,870,828	$131,494,066
Derivative financial instruments, at fair value	48,077,793	-
Exchange membership, at fair value	4,280,400	1,032,500
Total assets	240,229,021	132,526,566

Liabilities:
Derivative financial instruments, at fair value	33,888,529	16,554,207
Other payable	2,551,419	-
Total liabilities	36,439,948	16,554,207
Members’ Capital / Net Assets	$203,789,073	$115,972,359

Percentage of Master Fund held by GAIT	3.52%	5.89%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2017.

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Derivative financial instruments
Long contracts
Futures
Brent crude oil December 2018	40	$64,400	0.03%
Natural gas November 2017 - March 2018	2,837	870,680	0.43%
WTI crude oil November 2017 - December 2019	1,855	519,420	0.25%
Other commodity futures		(5,204,394)	(2.56)%
Foreign bond		(373,252)	(0.18)%
Foreign index		667,783	0.33%
90 Day Euro dollar December 2017 - June 2019	38,257	(1,915,900)	(0.94)%
Other interest rate		190,495	0.09%
U.S. bond		(2,060,469)	(1.01)%
U.S. index		1,665,695	0.82%
Total futures		(5,575,542)	(2.74)%

Forwards
Foreign currency		3,337,237	1.64%
Total forwards		3,337,237	1.64%

Options (cost $130,634,662)
Crude oil November 2017 - December 2018, $51.00 - $73.00 Call	6	6,295,000	3.09%
Crude oil November 2017 - December 2018, $40.00 - $57.00 Put	12	12,579,030	6.17%
Natural gas Euro November 2017 - March 2018, $3.20 - $4.00 Call	10	16,311,450	8.00%
Natural gas Euro November 2017 - April 2018, $2.40 - $2.65 Put	3	727,750	0.36%
Other commodity futures		18,047,998	8.86%
Euro / U.S. dollar November 2017 - May 2018, $1.19 - $1.25 Call	8	14,217,489	6.98%
Euro / U.S. dollar October 2017, $1.17 Put	1	840,080	0.41%
Other currency futures		17,732,311	8.70%
Euro dollar 1 year mid curve option December 2017, $97.75 Put	1	31,250	0.02%
IMM Euro dollar option December 2017, $98.50 - $98.75 Call	2	1,087,500	0.53%
IMM Euro dollar option December 2017 – December 2018, $97.75 - $98.25 Put	3	843,750	0.41%
Other interest rate futures		968,402	0.48%
U.S. bond futures		3,281,250	1.61%
U.S. index		699,000	0.34%
Total options		93,662,260	45.96%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2017.

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Brent crude oil September 2018	(37)	$(72,150)	(0.04)%
Natural gas April 2018	(1,350)	(374,470)	(0.18)%
WTI crude oil November 2017 - December 2018	(1,375)	(218,340)	(0.11)%
Other commodity futures		(90,228)	(0.04)%
Foreign bond future		2,194,133	1.08%
Foreign index		(55,071)	(0.03)%
90 Day Euro dollar December 2018	(37,010)	15,886,963	7.80%
90 Day Euro dollar March 2019 - June 2020	(14,312)	2,208,275	1.08%
Other interest rate		862,916	0.42%
U.S. bond		1,376,047	0.68%
U.S. index		(860,000)	(0.42)%
Total futures		20,858,075	10.24%

Forwards
Foreign currency		3,836,144	1.88%
Total forwards		3,836,144	1.88%

Options (proceeds $123,134,104)
Crude oil June 2018, $50.00 Call	(1)	(11,240,000)	(5.52)%
Crude oil November 2017 - December 2019, $47.50 - $80.00 Call	(17)	(18,626,240)	(9.14)%
Crude oil November 2017 - September 2018, $40.00 - $55.00 Put	(10)	(12,820,160)	(6.29)%
Natural gas Euro November 2017 - March 2018, $3.10 - $5.00 Call	(9)	(11,395,766)	(5.59)%
Natural gas Euro November 2017 - December 2018, $2.40 - $3.30 Put	(19)	(13,362,250)	(6.56)%
Other commodity futures		(16,192,550)	(7.94)%
Euro / U.S. dollar November 2017 - May 2018, $1.15 - $1.30 Call	(7)	(10,289,903)	(5.05)%
Euro / U.S. dollar October 2017, $1.15 Put	(1)	(269,370)	(0.13)%
Other currency futures		(6,208,373)	(3.04)%
Euro dollar 1 year mid curve December 2017, $97.63 Put	(1)	(15,625)	(0.01)%
IMM Euro dollar December 2017, $98.63 Call	(1)	(543,750)	(0.27)%
IMM Euro dollar December 2017 – December 2018, $97.25 - $98.13 Put	(3)	(343,750)	(0.17)%
Other interest rate futures		1,001,077	0.49%
U.S. bond futures		(1,406,250)	(0.69)%
U.S. index		(216,000)	(0.11)%
Total options		(101,928,910)	(50.02)%
Total derivative financial instruments		$14,189,264	6.96%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2017.

Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Derivative financial instruments
Long contracts
Futures
Commodity			$(5,143,250)	(4.43)%
Canadian dollar December 2017		10	(6,731)	(0.01)%
Other currency			12,030	0.01%
Canadian 10yr bond future December 2017		226	(445,847)	(0.38)%
Other foreign bond			(9,312,275)	(8.03)%
Foreign index			10,627,443	9.16%
Interest rate			(2,945,840)	(2.54)%
U.S. bond			(9,689,730)	(8.35)%
U.S. index			8,166,131	7.04%
Total futures			(8,738,069)	(7.53)%

Forwards
Canadian dollar / U.S. dollar 12/20/2017	CAD	289,027,000	(6,152,090)	(5.30)%
Other foreign currency			(13,303,764)	(11.48)%
Total forwards			(19,455,854)	(16.78)%

Short contracts
Futures
Commodity			3,737,374	3.22%
Canadian dollar December 2017		(1)	65	0.00%
Other currency			(619,085)	(0.53)%
Canadian 10yr bond future December 2017		(2,057)	3,507,552	3.02%
Other foreign bond			388,185	0.33%
Foreign index			(800,861)	(0.69)%
Interest rate			437,883	0.38%
U.S. bond			1,205,919	1.04%
U.S. index			874,050	0.76%
Total futures			8,731,082	7.53%

Forwards
U.S. dollar / Canadian dollar 12/20/2017	CAD	(17,401,000)	276,371	0.24%
Other foreign currency			2,632,263	2.27%
Total forwards			2,908,634	2.51%
Total derivative financial instruments			$(16,554,207)	(14.27)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of September 30, 2017:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$9,879,423	$8,472,880
Commodity futures options	55,221,238	-
Currency futures	-	55,051
Foreign bond futures	2,214,926	3,895,737
Foreign index futures	667,783	11,283,225
Interest rate futures	19,234,879	438,968
Interest rate futures options	4,677,971	-
U.S. bond futures	1,467,016	1,205,919
U.S. bond futures options	3,281,250	-
U.S. index futures	1,665,695	10,001,016
U.S. index futures options	699,000	-
Total Level 1	99,009,181	35,352,796

Level 2:
Foreign currency forwards	13,974,456	4,171,413
Foreign currency options	32,789,880	-
Total Level 2	46,764,336	4,171,413
Total investment related assets	$145,773,517	$39,524,209

Liabilities
Level 1:
Commodity futures	$(14,384,505)	$(9,878,756)
Commodity futures options	(84,896,976)	-
Currency futures	-	(668,772)
Foreign bond futures	(394,045)	(9,758,122)
Foreign index futures	(55,071)	(1,456,643)
Interest rate futures	(2,002,130)	(2,946,925)
Interest rate futures options	(1,649,117)	-
U.S. bond futures	(2,151,438)	(9,689,730)
U.S. bond futures options	(1,406,250)	-
U.S. index futures	(860,000)	(960,835)
U.S. index futures options	(216,000)	-
Total Level 1	(108,015,532)	(35,359,783)

Level 2:
Foreign currency forwards	(6,801,075)	(20,718,633)
Foreign currency options	(16,767,646)	-
Total Level 2	(23,568,721)	(20,718,633)
Total investment related liabilities	$(131,584,253)	$(56,078,416)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its average quarterly notional amounts and number of contracts for the nine months ended September 30, 2017. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at September 30, 2017 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$818,046,168	34,085	$(532,404,070)	(14,497)	$9,879,423	$(14,384,505)
Options(a)	714,124,234	55,216	(684,044,574)	(65,846)	55,221,238	(84,896,976)
	1,532,170,402	89,301	(1,216,448,644)	(80,343)	65,100,661	(99,281,481)
Equity price
Futures	191,290,741	1,947	(321,439,086)	(3,270)	2,333,478	(915,071)
Options(a)	54,458,717	2,700	(38,054,862)	(2,700)	699,000	(216,000)
	245,749,458	4,647	(359,493,948)	(5,970)	3,032,478	(1,131,071)

Foreign currency exchange rate
Forwards	7,068,732,208	N/A	(1,509,091,155)	N/A	13,974,456	(6,801,075)
Options(a)	1,135,893,783	40	(915,368,683)	(39)	32,789,880	(16,767,646)
	8,204,625,991	40	(2,424,459,838)	(39)	46,764,336	(23,568,721)
Interest rate
Futures	9,850,411,192	37,261	(27,543,208,384)	(99,179)	22,916,821	(4,547,613)
Options(a)	3,979,334,577	138,635	(7,679,217,541)	(127,793)	7,959,221	(3,055,367)
	13,829,745,769	175,896	(35,222,425,925)	(226,972)	30,876,042	(7,602,980)
Total	$23,812,291,620	269,884	$(39,222,828,355)	(313,324)	$145,773,517	$(131,584,253)

(a)  – Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its average quarterly notional amounts and number of contracts for the nine months ended September 30, 2017. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at September 30, 2017 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$366,267,743	5,063	$(449,865,772)	(10,488)	$8,472,880	$(9,878,756)
	366,267,743	5,063	(449,865,772)	(10,488)	8,472,880	(9,878,756)

Equity price
Futures	1,015,887,700	9,844	(71,576,317)	(1,281)	21,284,241	(2,417,478)
	1,015,887,700	9,844	(71,576,317)	(1,281)	21,284,241	(2,417,478)
Foreign currency exchange rate
Forwards	1,232,219,879	N/A	(738,460,324)	N/A	4,171,413	(20,718,633)
Futures	20,682,169	211	(43,563,347)	(454)	55,051	(668,772)
	1,252,902,048	211	(782,023,671)	(454)	4,226,464	(21,387,405)

Interest rate
Futures	3,927,829,997	22,973	(2,199,438,472)	(11,652)	5,540,624	(22,394,777)
	3,927,829,997	22,973	(2,199,438,472)	(11,652)	5,540,624	(22,394,777)
Total	$6,562,887,488	38,091	$(3,502,904,232)	(23,875)	$39,524,209	$(56,078,416)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at September 30, 2017 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$145,773,517	$(97,695,724)	$48,077,793	$-	$48,077,793
Derivative liabilities	(131,584,253)	97,695,724	(33,888,529)	33,888,529	-

Graham K4D Trading Ltd.[2]
Derivative assets	$39,524,209	$(39,524,209)	$-	$-	$-
Derivative liabilities	(56,078,416)	39,524,209	(16,554,207)	16,554,207	-

1 Net derivative asset and liability amounts presented in the statement of financial condition are held with five counterparties. At September 30, 2017, additional collateral pledged in the amount of $153,968,439 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

2 Net derivative liability amounts presented in the statement of financial condition are held with two counterparties. The Master Fund has pledged offsetting collateral to these counterparties as of September 30, 2017. At September 30, 2017, additional collateral pledged in the amount of $114,939,859 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended September 30, 2017:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$318,736	$273,889

Net realized gain (loss) on investments	28,216,055	(20,810,507)
Net (decrease) increase in unrealized appreciation on investments	(1,110,622)	28,967,852
Brokerage commissions and fees	(3,957,340)	(225,744)
Net gain on investments	23,148,093	7,931,601
Net income	$23,466,829	$8,205,490

The following table summarizes the results of operations of each Master Fund for the nine months ended September 30, 2017:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$652,103	$572,973

Net loss on investments	(42,569,811)	(9,965,119)
Net decrease in unrealized appreciation on investments	(12,602,938)	(26,948,060)
Brokerage commissions and fees	(12,770,644)	(725,187)
Net loss on investments	(67,943,393)	(37,638,366)
Net loss	$(67,291,290)	$(37,065,393)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended September 30, 2017:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$(53,698,440)	$(3,710,585)
Options	(6,007,812)	-
	(59,706,252)	(3,710,585)
Equity price
Equities	222,200	314,750
Futures	10,304,892	28,680,561
Options	(578,923)	-
	9,948,169	28,995,311
Foreign currency exchange rate
Forwards	93,475,211	3,168,944
Futures	-	1,209,334
Options	(15,088,565)	-
	78,386,646	4,378,278
Interest rate
Futures	4,003,164	(21,505,659)
Options	(5,526,294)	-
	(1,523,130)	(21,505,659)
Total	$27,105,433	$8,157,345

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the nine months ended September 30, 2017:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$(41,425,597)	$(45,412,560)
Options	(48,512,796)	-
	(89,938,393)	(45,412,560)
Equity price
Equities	421,900	365,750
Futures	(24,833,092)	103,302,310
Options	(10,771,904)	-
	(35,183,096)	103,668,060
Foreign currency exchange rate
Forwards	127,006,978	(45,853,419)
Futures	-	883,930
Options	(50,821,540)	-
	76,185,438	(44,969,489)
Interest rate
Futures	24,508,535	(50,199,190)
Options	(30,745,233)	-
	(6,236,698)	(50,199,190)
Total	$(55,172,749)	$(36,913,179)

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which range in maturity from one to twenty-six months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis. For the three months and nine months ended September 30, 2017, the total amount recognized by GAIT with respect to its investment in Cash Assets was $236,468 and $640,675, respectively. For the three months and nine months ended September 30, 2016, the total amount recognized by GAIT with respect to its investment in Cash Assets was $177,535 and $532,422, respectively. These amounts are included in interest income in the statements of operations and incentive allocation. At September 30, 2017 and December 31, 2016, GAIT owned approximately 1.97% and 2.55%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$701,909,609	$613,789,536
Investments in fixed income securities (amortized cost $4,149,606,218 and $4,208,763,924, respectively)	4,149,606,218	4,208,763,924
Accrued interest receivable	10,065,652	8,117,639
Total assets	4,861,581,479	4,830,671,099
Members’ capital	$4,861,581,479	$4,830,671,099

The following table summarizes the results of operations of Cash Assets for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment income
Interest income	$11,490,295	$5,671,187	$28,627,780	$15,320,613
Total investment income	11,490,295	5,671,187	28,627,780	15,320,613

Expenses:
Bank fee expense	17,225	12,960	49,936	48,299
Total expenses	17,225	12,960	49,936	48,299
Net investment income	11,473,070	5,658,227	28,577,844	15,272,314
Net income	$11,473,070	$5,658,227	$28,577,844	$15,272,314

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of September 30, 2017:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $4,149,606,218)
United States
Government Bonds (amortized cost $3,599,762,525)
U.S. Treasury bonds 0.63% – 3.13% due 10/15/2017 – 01/31/2020	$3,600,000,000	$3,599,762,525	74.05%
Total Government Bonds		3,599,762,525	74.05%

Treasury Bills (amortized cost $549,843,693)
U.S. Treasury bills 0.00% due 10/05/2017 – 10/19/2017	550,000,000	549,843,693	11.31%
Total Treasury Bills		549,843,693	11.31%
Total United States		4,149,606,218	85.36%
Total Investments in Fixed Income Securities		$4,149,606,218	85.36%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2016:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $4,208,763,924)
United States
Government Bonds (amortized cost $3,533,849,051)
U.S. Treasury bonds 0.50% – 3.25% due 01/15/2017 – 04/15/2019	$3,525,000,000	$3,533,849,051	73.16%
Total Government Bonds		3,533,849,051	73.16%

Treasury Bills (amortized cost $674,914,873)
U.S. Treasury bill 0.00% due 01/12/2017	275,000,000	274,964,768	5.69%
U.S. Treasury bills 0.00% due 01/5/2017 – 01/19/2017	400,000,000	399,950,105	8.28%
Total Treasury Bills		674,914,873	13.97%
Total United States		4,208,763,924	87.13%
Total Investments in Fixed Income Securities		$4,208,763,924	87.13%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Assets
Level 2:
Fixed income securities
Government bonds	$3,599,762,525	$3,533,849,051
Treasury bills	549,843,693	674,914,873
Total fixed income securities	4,149,606,218	4,208,763,924
Total Level 2	4,149,606,218	4,208,763,924
Total assets	$4,149,606,218	$4,208,763,924

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of the Net Asset Value of such Class specified for the periods in the table below. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month. The Advisory Fees paid to the Manager for the nine months ended September 30, 2017 and 2016 were $1,493,059 and $1,988,366, respectively.

Period	Annual Rate

For the period from January 1, 2016 through June 30, 2017	1.75%
For the period from July 1, 2017 through September 30, 2017	1.50%

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified for the periods in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

Period	Class 0	Class2

For the period from January 1, 2016 through March 31, 2017	0.75%	2.75%
For the period from April 1, 2017 through June 30, 2017	0.75%	1.50%
For the period from July 1, 2017 through September 30, 2017	0.75%	1.25%

The Sponsor Fees paid to the Manager for the nine months ended September 30, 2017 and 2016 were $928,621 and $1,509,403, respectively.

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. There was no Incentive Allocation for the three months or nine months ended September 30, 2017 and 2016.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions (continued)

Administrator’s Fee

For the nine months ended September 30, 2017 and 2016, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $119,972 and $154,756, respectively, of which $11,813 and $12,700 was accrued as of September 30, 2017 and 2016, respectively.

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

8. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended September 30, 2017 and 2016:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, June 30, 2016	$144.89	$107.02
Net loss:
Net investment loss	(0.86)	(1.15)
Net loss on investments	(5.18)	(3.83)
Net loss	(6.04)	(4.98)
Net asset value per unit, September 30, 2016	$138.85	$102.04

Net asset value per unit, June 30, 2017	$137.79	$100.07
Net gain:
Net investment loss	(0.54)	(0.58)
Net gain on investments	1.56	1.12
Net gain	1.02	0.54
Net asset value per unit, September 30, 2017	$138.81	$100.61

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three months ended September 30, 2017 and 2016:

	Class 0		Class 2
	2017	2016	2017	2016

Total return before Incentive Allocation	0.74%	(4.17)%	0.54%	(4.65)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	0.74%	(4.17)%	0.54%	(4.65)%

Net investment loss before Incentive Allocation	(0.38)%	(0.61)%	(0.57)%	(1.10)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.38)%	(0.61)%	(0.57)%	(1.10)%

Total expenses before Incentive Allocation	0.63%	0.74%	0.81%	1.23%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.63%	0.74%	0.81%	1.23%

The following is the per Unit operating performance calculation for the nine months ended September 30, 2017 and 2016:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2015	$147.34	$109.91
Net loss:
Net investment loss	(2.61)	(3.51)
Net loss on investments	(5.88)	(4.36)
Net loss	(8.49)	(7.87)
Net asset value per unit, September 30, 2016	$138.85	$102.04

Net asset value per unit, December 31, 2016	$146.92	$107.43
Net loss:
Net investment loss	(2.24)	(2.54)
Net loss on investments	(5.87)	(4.28)
Net loss	(8.11)	(6.82)
Net asset value per unit, September 30, 2017	$138.81	$100.61

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the nine months ended September 30, 2017 and 2016:

	Class 0		Class 2
	2017	2016	2017	2016

Total return before Incentive Allocation	(5.52)%	(5.76)%	(6.35)%	(7.16)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(5.52)%	(5.76)%	(6.35)%	(7.16)%

Net investment loss before Incentive Allocation	(1.58)%	(1.81)%	(2.46)%	(3.30)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(1.58)%	(1.81)%	(2.46)%	(3.30)%

Total expenses before Incentive Allocation	2.17%	2.16%	3.05%	3.65%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	2.17%	2.16%	3.05%	3.65%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the three and nine months ended September 30, 2017 and 2016, and are not annualized.

9. Subsequent Events

GAIT had subscriptions of approximately $0.9 million and redemptions of approximately $25.5 million from October 1, 2017 through November 14, 2017, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

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

For the three months ended September 30, 2017, the Blended Strategies Portfolio’s net asset value decreased by $3,859,641 or -6.3%. The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $110,000 or 0.2% and net income of $444,113 or 0.7% offset by redemptions totaling $4,413,754 or -7.2%, for the period.

For the nine months ended September 30, 2017, the Blended Strategies Portfolio’s net asset value decreased by $15,556,832 or -21.3%. The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $2,192,500 or 3.0% offset by redemptions totaling $13,701,406 or -18.8% and a net loss of $4,047,926 or -5.5%, for the period.

For the three months ended September 30, 2016, the Blended Strategies Portfolio’s net asset value decreased by $8,250,693 or -10.2%. The net decrease in the Blended Strategies Portfolio was attributable to redemptions totaling $5,017,818 or -6.2 % and a net loss of $3,482,875 or -4.3% partially offset by total subscriptions of $250,000 or 0.3%, for the period.

Index
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

2017 Summary

Three Months Ended September 30, 2017

For the three months ended September 30, 2017, the Blended Strategies Portfolio experienced net trading gains of $794,447. The trading results are attributable to the following sectors:

Agriculture / Softs	$(1,068,955)
Base metals	338,705
Energy	(712,777)
Equities	1,245,225
Foreign exchange	1,856,292
Long term / Intermediate rates	(1,255,574)
Precious metals	(15,176)
Short term rates	406,707
$794,447

The Blended Strategies Portfolio recorded a net gain for the third quarter of 2017. The majority of the gains resulted from positions in foreign exchange, most notably from positions in the euro versus the U.S. dollar. The portfolio also recorded gains in equity index futures, particularly in the U.S. with further gains in Asian benchmark indices. In commodities, gains in base metals were more than offset by losses in grains and energy. The portfolio also experienced losses in fixed income futures, particularly in the U.S. and Europe, which offset a portion of the overall gains for the period.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended September 30, 2017, Advisory Fees decreased by $110,088 or -32.3%, Sponsor Fees decreased by $156,803 or -57.8%, and Administrator’s Fees decreased by $5,009 or -19.8% in the Fund over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio resulting from redemptions partially offset by subscriptions and a net gain for the period. The decrease in Sponsor Fees is also attributable to a reduction of the Class 2 Sponsor Fee rate from 2.75% in 2016 to 1.25% in the third quarter of 2017. The decrease in Advisory Fees is also attributable to a reduction of the Advisory Fee rate from 1.75% in the third quarter of 2016 to 1.50% in the third quarter of 2017. During the same period, interest income increased by $46,827 or 48.4%. Interest was earned on free cash at an average annualized yield of 0.95% for the three months ended September 30, 2017 compared to 0.55% for the same period in 2016.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended September 30, 2017 and 2016, the portfolio had not yet recovered previous losses. As a result, there was no Incentive Allocation for those periods.

Index
Nine Months Ended September 30, 2017

For the nine months ended September 30, 2017, the Blended Strategies Portfolio experienced net trading losses of $2,545,705. The trading results are attributable to the following sectors:

Agriculture / Softs	$(1,147,107)
Base metals	52,284
Energy	(1,837,516)
Equities	2,897,359
Foreign exchange	(368,070)
Long term / Intermediate rates	(1,958,072)
Precious metals	(349,527)
Short term rates	164,944
$(2,545,705)

The Blended Strategies Portfolio recorded a net loss on a year-to-date basis in 2017. The losses resulted primarily from positions in commodities, most notably in the energy complex with further losses in wheat and coffee. The portfolio also experienced losses in fixed income futures, particularly on the long end of the yield curve in the U.S. The portfolio recorded gains in equity index futures, most notably from positions in U.S. and Asian benchmark indices with smaller gains in European indices.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the nine months ended September 30, 2017, Advisory Fees decreased by $239,296 or -22.5%, Sponsor Fees decreased by $315,868 or -37.6%, and Administrator’s Fees decreased by $16,508 or -20.1% in the Fund over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio resulting from redemptions and a net loss partially offset by subscriptions for the period. The decrease in Sponsor Fees is also attributable to a reduction of the Class 2 Sponsor Fee rate from 2.75% in 2016 and the first half of 2017 to 1.50% in the second quarter of 2017 and from 1.50% to 1.25% in the third quarter of 2017. The decrease in Advisory Fees is also attributable to a reduction of the Advisory Fee rate from 1.75% in 2016 to 1.50% in the third quarter of 2017. During the same period, interest income increased by $100,458 or 35.5%. Interest was earned on free cash at an average annualized yield of 0.80% for the nine months ended September 30, 2017 compared to 0.52% for the same period in 2016.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the nine months ended September 30, 2017 and 2016, the portfolio had not yet recovered previous losses. As a result, there was no Incentive Allocation for those periods.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of September 30, 2017 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	(36.2)%
Base metals	26.9%
Energy	(117.4)%
Equities	(44.2)%
Foreign exchange	129.6%
Long term / Intermediate rates	56.8%
Precious metals	7.6%
Short term rates	76.9%
100.0%

Index
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

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended September 30, 2016 and September 30, 2015, the portfolio had not yet recovered previous losses. As a result, there was no Incentive Allocation for those periods.

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

Index
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

A portion of the Fund’s assets is generally held as cash or cash equivalents, which are used to margin the Fund’s investments.  It is expected that the average margin the Fund will be required to post to support the Fund’s trading may range between 10% and 30% of the Fund’s total assets, which will be segregated or secured by the futures brokers in accordance with the CEA and with CFTC regulations or be maintained on deposit with over-the-counter counterparties. In exceptional market conditions, this amount could increase. The Master Funds are subject to margin calls on a daily and intra-day basis, whether in connection with initiating new investment positions or as a result of changes in the value of current investment positions. These margin requirements are met through the posting of additional margin with the applicable futures or FX clearing broker, on a daily basis. The Manager generally expresses its margin requirements for the portfolios in terms of the aggregate of the margin requirements for the underlying strategies plus the net option premium costs for the underlying strategies as a percentage of net assets. The following table shows these amounts as of the date indicated:

Blended Strategies Portfolio
September 30, 2017	12.78%
December 31, 2016	11.88%
September 30, 2016	10.46%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through September 30, 2017, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Based on their evaluation as of September 30, 2017, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to the Fund’s internal control over financial reporting during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our 2016 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2017, the Fund issued 787.615 Units in exchange for $110,000 with respect to the Blended Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”). The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder. All purchasers of the Units were accredited investors, as that term is defined under Rule 501 of Regulation D.

The following chart sets forth the purchases of Units of the Fund during each month of the quarter covered by this report.

Period (as of)	Blended Strategies Portfolio Total Number of Units Issued
July 2017	-
August 2017	787.615
September 2017	-

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2017	5,868.386	130.40	N/A	N/A
August 1 - August 31, 2017	13,765.612	134.93	N/A	N/A
September 1 - September 30, 2017	13,772.073	130.05	N/A	N/A
TOTAL	33,406.071	132.12	N/A	N/A

1 Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None

Index
Item 6.	Exhibits

* 3.1	Certificate of Formation of Graham Alternative Investment Fund I LLC
** 3.2	Amendment to Certificate of Formation of Graham Alternative Investment Fund I LLC
**4.1	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC
*** 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Executive Officer)
*** 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)
*** 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Chief Financial Officer)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010

**	Incorporated by reference to the Fund’s Form 8-K previously filed on April 11, 2013

***	Filed herewith

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2017		GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
BLENDED STRATEGIES PORTFOLIO

By: GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

	By:	/s/ Paul Sedlack
Paul Sedlack, Principal Executive Officer

	By:	/s/ Brian Douglas
Brian Douglas, Chief Financial Officer