Form 10-Q
period 2018-09-30
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2018-11-14
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐  No ☒

As of November 1, 2018, 286,361.482 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC

BLENDED STRATEGIES PORTFOLIO
FORM 10-Q

Exhibits

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification

Index
PART I
Item 1.	Financial Statements

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Statements of Financial Condition

	September 30, 2018 (Unaudited)	December 31, 2017 (Audited)
Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$36,845,216	$42,232,939
Redemptions receivable from Graham Alternative Investment Trading LLC	334,633	265,369
Total assets	$37,179,849	$42,498,308

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$334,633	$265,369
Total liabilities	334,633	265,369

Members’ capital:
Class 0 Units (143,224.576 and 167,183.591 units issued and outstanding at $142.13 and $140.90, respectively)	20,356,043	23,556,805
Class 2 Units (161,268.180 and 183,209.822 units issued and outstanding at $102.25 and $101.94, respectively)	16,489,173	18,676,134
Total members’ capital	36,845,216	42,232,939
Total liabilities and members’ capital	$37,179,849	$42,498,308

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net gain (loss) allocated from investment in Graham Alternative Investment Trading LLC
Net realized (loss) gain on investments	$(1,313,109)	$(172,239)	$474,644	$(1,167,358)
Net increase (decrease) in unrealized appreciation on investments	1,737,308	966,686	528,124	(1,378,347)
Brokerage commissions and fees	(50,622)	(83,399)	(204,103)	(286,047)
Net gain (loss) allocated from investment in Graham Alternative Investment Trading LLC	373,577	711,048	798,665	(2,831,752)

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC
Investment income
Interest income	154,012	143,541	442,762	383,046

Expenses
Advisory fees	141,173	231,154	447,276	823,050
Sponsor fees	78,972	114,638	251,548	523,795
Professional fees and other	58,885	44,409	114,311	186,879
Administrator’s fees	12,300	20,275	38,667	65,496
Incentive allocation	-	-	-	-
Total expenses	291,330	410,476	851,802	1,599,220
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(137,318)	(266,935)	(409,040)	(1,216,174)
Net income (loss)	$236,259	$444,113	$389,625	$(4,047,926)

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Changes in Members’ Capital

For the Nine Months ended September 30, 2018 and 2017

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2016	331,592.087	$48,718,754	225,124.868	$24,184,629	$72,903,383
Subscriptions	13,427.913	1,942,500	2,380.376	250,000	2,192,500
Redemptions	(70,075.441)	(9,906,945)	(36,859.965)	(3,794,461)	(13,701,406)
Net loss	–	(2,589,325)	–	(1,458,601)	(4,047,926)
Members’ capital, September 30, 2017	274,944.559	$38,164,984	190,645.279	$19,181,567	$57,346,551

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2017	167,183.591	$23,556,805	183,209.822	$18,676,134	$42,232,939
Subscriptions	527.126	75,000	974.513	100,000	175,000
Redemptions	(24,486.141)	(3,607,388)	(22,916.155)	(2,344,960)	(5,952,348)
Net income	–	331,626	–	57,999	389,625
Members’ capital, September 30, 2018	143,224.576	$20,356,043	161,268.180	$16,489,173	$36,845,216

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
	2018	2017
Cash flows provided by operating activities
Net income (loss)	$389,625	$(4,047,926)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (income) loss allocated from investments in Graham Alternative Investment Trading LLC	(389,625)	4,047,926
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	5,883,084	13,118,279
Investments in Graham Alternative Investment Trading LLC	(175,000)	(2,192,500)
Net cash provided by operating activities	5,708,084	10,925,779

Cash flows used in financing activities
Subscriptions	175,000	2,192,500
Redemptions	(5,883,084)	(13,118,279)
Net cash used in financing activities	(5,708,084)	(10,925,779)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements

September 30, 2018

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

At September 30, 2018 and December 31, 2017, the Fund owned 50.90% and 52.41%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the nine months ended September 30, 2018 or the year ended December 31, 2017 by the Fund, GAIT, the Master Funds or Cash Assets and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized as of the beginning of the year.

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements to require an analysis of changes in each caption of members’ capital presented on the statements of financial condition and must be provided in a note or separate statement for interim financial statements. Under the amendments, the analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of operations is required to be filed. The final rule is effective for all interim periods beginning after the effective date of November 5, 2018. The Fund is evaluating the impact of this guidance on its interim financial statements. The Fund does not anticipate that the adoption of these amendments will have a material effect on the Fund’s interim financial statements.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At September 30, 2018 and December 31, 2017, no accruals have been recorded by the Fund for indemnifications.

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

Redemption Fees

Class 0 Units are not subject to a redemption fee. For the period from January 1, 2017 to March 31, 2017, Class 2 Units were subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Effective April 1, 2017, Class 2 Units were subject to a redemption fee equal to 0.75% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 0.40% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Effective July 1, 2017, Class 2 Units are no longer subject to a redemption fee. Redemption fees were payable to the Manager upon redemption of Units from the proceeds of such redemption. There were no such redemption fees paid to the Manager for the nine months ended September 30, 2017.

4. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of the Members’ Capital of such Class specified for the periods in the table below. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month. For the nine months ended September 30, 2018 and 2017, the Advisory Fees allocated to the Fund by each Class of GAIT totaled $447,276 and $823,050, respectively.

Period	Annual Rate

For the period from January 1, 2017 through June 30, 2017	1.75%
For the period from July 1, 2017 through September 30, 2018	1.50%

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

4. Fees and Related Party Transactions (continued)

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the nine months ended September 30, 2018 and 2017, the Sponsor Fees allocated to the Fund by each Class of GAIT totaled $251,548 and $523,795, respectively.

Period	Class 0	Class 2

For the period from January 1, 2017 through March 31, 2017	0.75%	2.75%
For the period from April 1, 2017 through June 30, 2017	0.75%	1.50%
For the period from July 1, 2017 through September 30, 2018	0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of capital redeemed from such class bears to the capital of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to the Manager. There was no Incentive Allocation allocated to the Fund by GAIT for the nine months ended September 30, 2018 and 2017.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

Administrator’s Fee

For the nine months ended September 30, 2018 and 2017, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the nine months ended September 30, 2018 and 2017 were $38,667 and $65,496, respectively.

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

6. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended September 30, 2018 and 2017:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, June 30, 2017	$137.79	$100.07
Net gain:
Net investment loss	(0.53)	(0.58)
Net gain on investments	1.55	1.12
Net gain	1.02	0.54
Net asset value per unit, September 30, 2017	$138.81	$100.61

Net asset value per unit, June 30, 2018	$141.08	$101.69
Net gain:
Net investment loss	(0.40)	(0.48)
Net gain on investments	1.45	1.04
Net gain	1.05	0.56
Net asset value per unit, September 30, 2018	$142.13	$102.25

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average members’ capital and total return for the three months ended September 30, 2018 and 2017:

	Class 0		Class 2
	2018	2017	2018	2017

Total return before Incentive Allocation	0.74%	0.74%	0.56%	0.54%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	0.74%	0.74%	0.56%	0.54%

Net investment loss before Incentive Allocation	(0.28)%	(0.38)%	(0.48)%	(0.57)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.28)%	(0.38)%	(0.48)%	(0.57)%

Total expenses before Incentive Allocation	0.70%	0.62%	0.89%	0.81%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.70%	0.62%	0.89%	0.81%

The following is the per Unit operating performance calculation for the nine months ended September 30, 2018 and 2017:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2016	$146.92	$107.43
Net loss:
Net investment loss	(2.24)	(2.55)
Net loss on investments	(5.87)	(4.27)
Net loss	(8.11)	(6.82)
Net asset value per unit, September 30, 2017	$138.81	$100.61

Net asset value per unit, December 31, 2017	$140.90	$101.94
Net gain:
Net investment loss	(1.11)	(1.39)
Net gain on investments	2.34	1.70
Net gain	1.23	0.31
Net asset value per unit, September 30, 2018	$142.13	$102.25

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average members’ capital, and total return for the nine months ended September 30, 2018 and 2017:

	Class 0		Class 2
	2018	2017	2018	2017

Total return before Incentive Allocation	0.87%	(5.52)%	0.30%	(6.35)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	0.87%	(5.52)%	0.30%	(6.35)%

Net investment loss before Incentive Allocation	(0.78)%	(1.58)%	(1.35)%	(2.47)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.78)%	(1.58)%	(1.35)%	(2.47)%

Total expenses before Incentive Allocation	1.90%	2.17%	2.47%	3.06%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	1.90%	2.17%	2.47%	3.06%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total members’ capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital for Class 0 and Class 2 Units of the Fund for the three and nine months ended September 30, 2018 and 2017, and are not annualized.

7. Subsequent Events

The Fund had subscriptions of approximately $0.2 million and redemptions of approximately $2.0 million from October 1, 2018 through November 14, 2018, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	September 30, 2018 (Unaudited)	December 31, 2017 (Audited)
Assets
Investments in Master Funds, at fair value	$10,603,127	$7,809,515
Investment in Graham Cash Assets LLC, at fair value	62,805,838	73,474,604
Receivable from Master Funds	47	101
Total assets	$73,409,012	$81,284,220

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$790,106	$367,689
Accrued professional fees	89,454	171,603
Accrued advisory fees	88,914	101,840
Accrued sponsor fees	47,856	54,975
Accrued administrator’s fee	7,903	9,041
Total liabilities	1,024,233	705,148

Members’ capital:
Class 0 Units (295,973.711 and 331,577.130 units issued and outstanding at $142.13 and $140.90 per unit, respectively)	42,065,776	46,720,480
Class 2 Units (284,864.522 and 320,722.151 units issued and outstanding at $102.25 and $101.94 per unit, respectively)	29,126,506	32,693,924
Class M Units (4,671.470 units issued and outstanding at $255.27 and $249.32 per unit, respectively)	1,192,497	1,164,668
Total members’ capital	72,384,779	80,579,072
Total liabilities and members’ capital	$73,409,012	$81,284,220

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	September 30, 2018 (Unaudited)		December 31, 2017 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$4,327,808	5.98%	$3,235,547	4.01%
Graham K4D Trading Ltd.	6,275,319	8.67%	4,573,968	5.68%
Total investments in Master Funds	$10,603,127	14.65%	$7,809,515	9.69%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

 Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net gain (loss) allocated from investments in Master Funds
Net realized (loss) gain on investments	$(2,576,142)	$(310,034)	$859,188	$(2,190,880)
Net increase (decrease) in unrealized appreciation on investments	3,408,339	1,759,944	980,559	(2,570,908)
Brokerage commissions and fees	(99,258)	(153,509)	(397,021)	(523,799)
Net gain (loss) allocated from investments in Master Funds	732,939	1,296,401	1,442,726	(5,285,587)

Net investment income allocated from investments in Master Funds	32,606	27,587	80,973	61,007

Investment income
Interest income	269,246	236,468	780,945	640,675

Expenses
Advisory fees	272,245	420,842	856,646	1,493,059
Sponsor fees	146,617	205,709	464,096	928,621
Professional fees and other	115,177	81,759	222,826	342,575
Administrator’s fees	24,106	37,293	75,214	119,972
Total expenses	558,145	745,603	1,618,782	2,884,227
Net investment loss of the Fund	(288,899)	(509,135)	(837,837)	(2,243,552)
Net income (loss)	476,646	814,853	685,862	(7,468,132)

Incentive allocation	–	–	–	–

Net income (loss) available for pro-rata allocation to all members	$476,646	$814,853	$685,862	$(7,468,132)

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the Nine Months Ended September 30, 2018 and 2017

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2016	650,889.077	$95,631,060	379,525.982	$40,771,563	4,671.470	$1,187,406	$137,590,029
Subscriptions	15,572.352	2,251,500	3,734.542	390,000	–	–	2,641,500
Redemptions	(163,404.761)	(23,117,598)	(50,508.152)	(5,195,544)	–	–	(28,313,142)
Incentive allocation	–	–	–	–	–	–	–
Net loss	–	(4,935,800)	–	(2,486,510)	–	(45,822)	(7,468,132)
Members’ capital, September 30, 2017	503,056.668	$69,829,162	332,752.372	$33,479,509	4,671.470	$1,141,584	$104,450,255

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2017	331,577.130	$46,720,480	320,722.151	$32,693,924	4,671.470	$1,164,668	$80,579,072
Subscriptions	527.126	75,000	974.513	100,000	–	–	175,000
Redemptions	(36,130.545)	(5,270,799)	(36,832.142)	(3,784,356)	–	–	(9,055,155)
Incentive allocation	–	–	–	–	–	–	–
Net income	–	541,095	–	116,938	–	27,829	685,862
Members’ capital, September 30, 2018	295,973.711	$42,065,776	284,864.522	$29,126,506	4,671.470	$1,192,497	$72,384,779

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
	2018	2017
Cash flows provided by operating activities
Net income (loss)	$685,862	$(7,468,132)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (income) loss allocated from investments in Master Funds	(1,523,699)	5,224,580
Net income allocated from investment in Graham Cash Assets LLC	(780,945)	(640,675)
Proceeds from sale of investments in Master Funds	61,701,991	85,043,840
Proceeds from sale of investments in Graham Cash Assets LLC	55,957,053	98,065,780
Investments in Master Funds	(62,971,850)	(87,933,693)
Investments in Graham Cash Assets LLC	(44,507,342)	(69,738,090)
Changes in assets and liabilities:
(Decrease) increase in accrued professional fees	(82,149)	38,701
Decrease in accrued advisory fees	(12,926)	(71,499)
Decrease in accrued sponsor fees	(7,119)	(92,607)
Decrease in accrued administrator’s fee	(1,138)	(1,642)
Net cash provided by operating activities	8,457,738	22,426,563

Cash flows used in financing activities
Subscriptions	175,000	2,641,500
Redemptions	(8,632,738)	(25,068,063)
Net cash used in financing activities	(8,457,738)	(22,426,563)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

September 30, 2018

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

Revenue Recognition

All positions in financial instruments are recorded on the trade date at fair value. Net unrealized appreciation or depreciation on open derivative financial instruments is included in the Master Funds’ statements of financial condition as the difference between the original purchase price and the current market value at the end of the period. Any change in net unrealized appreciation or depreciation from the preceding period is reported in the Master Funds’ statements of operations. Interest income and expense are recorded on the accrual basis. Dividends are recorded on the ex-dividend date and are net of applicable withholding taxes. All other expenses are recorded on the accrual basis. Realized gains and losses are calculated based on the specific identification method.

Brokerage Commissions and Fees

Brokerage commissions and fees on the Master Funds’ financial statements represent all brokerage commissions and other fees incurred in connection with the Master Funds’ trading activity and are recorded on the accrual basis.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at September 30, 2018 and December 31, 2017. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices held. The Master Funds’ currency translation gains and losses are included in the statements of operations and incentive allocation within net realized gain (loss) and net decrease in unrealized appreciation on investments.

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

GAIT’s investments in Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the nine months ended September 30, 2018 or the year ended December 31, 2017 by GAIT, the Master Funds, or Cash Assets, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized as of the beginning of the year.

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Derivative Instruments (continued)

Swap Contracts

The Master Funds may enter into various swap contracts in an attempt to take advantage of changes in interest rates and asset values. Exchange traded interest rate swap contracts are executed on an exchange which requires margin deposits with a Central Clearing Counterparty (“CCP”). Subsequent payments are made or received by the Master Funds each day, depending on the daily fluctuations in the value of the contract. These changes in valuation are recorded for financial statement purposes as unrealized appreciation or depreciation by the Master Funds. Relative to over-the-counter interest rate swap contracts, exchange-traded interest rate swap contracts provide reduced counterparty risk since they are exchange-traded and the exchange’s clearinghouse guarantees against default. The Commodity Exchange Act requires a CCP to segregate all funds received from such CCP’s customers in respect of exchange traded interest rate swaps. If the CCP were not to do so to the full extent required by law, the assets of the Master Funds might not be fully protected in the event of the bankruptcy or insolvency of the CCP. In that case, the Master Funds would be limited to recovering only a pro rata share of all available funds segregated on behalf of the CCP’s combined customer accounts, even though certain property specifically traceable to the Master Funds is held by the CCP. In addition, in the event of bankruptcy or insolvency of an exchange or an affiliated clearing house, the Master Funds could experience a loss of funds deposited through its CCP as margin with such exchange or affiliated clearing house, the loss of unrealized profits on its open positions, and the loss of funds owed to it as realized profits on closed positions. All funds deposited with both U.S. and non-U.S. CCPs are included in due from brokers on the statements of financial condition. Over the counter swap contracts are not guaranteed by an exchange or an affiliated clearing house or regulated by any U.S. or foreign government authorities. Failure of a counterparty to meet its obligation under the terms of the swap contract could result in the loss of any unrealized gains on open positions. It may not be possible to dispose of or close out a swap position without the consent of the counterparty, and the Master Funds may not be able to enter into an offsetting contract in order to cover its risk.

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

Exchange traded swaps are valued based upon the closing prices established by the primary exchange upon which they are traded. Changes in fair value of each swap are recognized as unrealized appreciation or depreciation. The Master Funds record realized gains or losses when a swap contract is terminated.

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

Exchange traded options are valued based upon the settlement prices published as of the valuation date by the principal exchange upon which they are traded. In the absence of an exchange published settlement price, the option will be valued using the last reported sales price reported on the exchange for the valuation date. Over-the-counter options and exchange traded options with no reported sales price on the valuation date will generally be valued at the average of the last reported bid and offer quotes from independent brokers or from the exchange, respectively.

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return, and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the nine month period ended September 30, 2018 and 2017 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $1,457,749 and $876,222 at September 30, 2018 and December 31, 2017, respectively. Graham Commodity Strategies LLC had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $53 and $12,435 at September 30, 2018 and December 31, 2017, respectively.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX memberships and the shares of the CME Group at fair value. As of September 30, 2018 and December 31, 2017, the two NYMEX memberships were valued at $230,000 and $260,000, respectively, and the 30,000 shares of CME Group were valued at $5,106,300 and $4,381,500, respectively, both of which are contained within Exchange Memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Chicago Board of Trade Membership

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat. Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of September 30, 2018 and December 31, 2017, the B-1/Full memberships were valued at $604,000 and $720,000, respectively, and the B-2/Associate memberships were valued at $57,000 and $72,250, respectively, both of which are included in Exchange Membership on the statements of financial condition. Additionally, Graham K4D Trading Ltd. owns a Chicago Mercantile Exchange (“CME”) seat valued at $150,500 and $232,000 at September 30, 2018 and December 31, 2017, respectively, which is also included in Exchange Membership on the statements of financial condition. The CBOT memberships and CME seat are considered Level 1 assets as described in the Fair Value section of Note 2.

Fixed Income Securities

The fixed income securities positions are valued at the mean between the last reported bid and ask quotations received from independent brokers. GAIT is exposed to credit risk relating to whether the issuers will meet their obligations when they come due until the fixed income securities are sold or reach maturity.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At September 30, 2018 and December 31, 2017, no accruals have been recorded by GAIT for indemnifications.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds

As of September 30, 2018 and December 31, 2017, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members’ capital are individually identified. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

September 30, 2018
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss) (nine months ended September 2018)

Systematic Macro Funds
Graham K4D Trading Ltd.	8.67%	$6,275,319	$2,089,412

Global Macro Funds
Graham Commodity Strategies LLC	5.98%	4,327,808	(565,713)
	14.65%	$10,603,127	$1,523,699

December 31, 2017
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Loss (nine months ended September 2017)

Global Macro Funds
Graham Commodity Strategies LLC	4.01%	$3,235,547	$(2,668,942)

Systematic Macro Funds
Graham K4D Trading Ltd.	5.68%	4,573,968	(2,555,638)
	9.69%	$7,809,515	$(5,224,580)

The following table summarizes the financial position of each Master Fund as of September 30, 2018:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Fixed income securities, at fair value (cost $62,362,617)	$-	$62,368,154
Due from brokers	86,504,106	16,306,335
Derivative financial instruments, at fair value	56,872,787	38,312,369
Exchange membership, at fair value	5,336,300	811,500
Accrued interest income	-	166,915
Total assets	148,713,193	117,965,273

Liabilities:
Due to brokers	9,090	11,978,515
Derivative financial instruments, at fair value	-	1,456,427
Total liabilities	9,090	13,434,942
Members’ Capital / Net Assets	$148,704,103	$104,530,331

Percentage of Master Fund held by GAIT	2.91%	6.00%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2018:

Description		Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC

Exchange memberships (cost $2,146,960)
United States (cost $2,146,960)			$5,336,300	3.59%
Financial services (cost $2,146,960)			5,336,300	3.59%
Total exchange memberships			$5,336,300	3.59%

Derivative financial instruments
Long contracts
Futures
Commodity			$1,442,910	0.97%
Foreign bond			(19,739)	(0.01)%
Foreign index			2,434,929	1.64%
Interest rate			(6,543,469)	(4.40)%
U.S. bond			(871,758)	(0.59)%
S&P 500 E-mini December 2018		1,000	(95,150)	(0.06)%
Other U.S. index			287,260	0.19%
Total futures			(3,365,017)	(2.26)%

Forwards
Taiwan dollar / U.S. dollar 10/11/2018	TWD	7,331,625,000	(7,882,876)	(5.30)%
Taiwan dollar / U.S. dollar 10/16/2018 – 03/11/2019	TWD	24,102,569,000	2,002,527	1.35%
Chinese yuan / U.S. dollar 12/27/2018	CNH	642,596,900	(6,977,664)	(4.69)%
Other foreign currency			5,600,507	3.76%
Total forwards			(7,257,506)	(4.88)%

Options (cost $85,345,213)
Euro / British pound October 2018, $0.92 - $0.93 Call		3	18,462	0.01%
Euro / British pound October 2018 - March 2019, $0.85 - $0.89 Put		6	7,549,094	5.08%
Euro / U.S. dollar October 2018 - December 2018, $1.19 - $1.42 Call		6	590,324	0.40%
Euro / U.S. dollar October 2018 - June 2019, $1.07 - $1.15 Put		7	6,068,002	4.08%
U.S. dollar / Chinese yuan November 2018, $7.20 Call		1	65,264	0.04%
U.S. dollar / Chinese yuan December 2018, $6.10 - $6.39 Put		1	7,609	0.01%
U.S. dollar / Taiwan dollar November 2018 - January 2019, $30.70 - $31.60 Call		7	2,164,338	1.46%
Other currency futures			8,366,750	5.63%
Foreign bond futures			28,448	0.02%
Euro dollar 1 year mid curve December 2018, $97.25 Put		1	11,200,000	7.53%
Euro dollar 1 year mid curve October 2018 - September 2019, $96.50 - $96.88 Put		4	280,000	0.19%
IMM Euro dollar December 2018 - December 2020, $95.50 - $97.75 Put		6	14,031,031	9.43%
Other interest rate futures			(203,783)	(0.14)%
U.S. bond November 2018 - December 2018, $138.00 - 140.00 Put		2	8,828,125	5.94%
Other U.S. bond futures			4,687,500	3.15%
S&P 500 E-mini October 2018 - December 2018, $2,975.00 - $3,100.00 Call		3	9,970,500	6.70%
S&P 500 E-mini October 2018, $2,375.00 Put		1	281,250	0.19%
Total options			73,932,914	49.72%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2018:

Description		Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Foreign bond			$3,313,175	2.23%
Interest rate			605,784	0.41%
U.S. bond			46,813	0.03%
S&P 500 E-mini December 2018		(1,015)	257,263	0.17%
Total futures			4,223,035	2.84%

Forwards
Taiwan dollar / U.S. dollar 10/11/2018	TWD	(7,331,625,000)	14,179,478	9.53%
Taiwan dollar / U.S. dollar 10/16/2018 – 03/11/2019	TWD	(24,102,569,000)	4,232,206	2.85%
Chinese yuan / U.S. dollar 12/27/2018	CNH	(671,202,000)	2,836,790	1.91%
Other foreign currency			(1,086,845)	(0.73)%
Total forwards			20,161,629	13.56%

Options (proceeds $50,542,977)
Euro / U.S. dollar October 2018 - June 2019, $1.19 - $1.42 Call		(11)	(2,821,128)	(1.90)%
Euro / U.S. dollar October 2018 - June 2019, $1.05 - $1.11 Put		(8)	(6,169,968)	(4.15)%
Euro / British pound October 2018, $0.92 - $0.93 Call		(3)	(18,462)	(0.01)%
Euro / British pound October 2018 - December 2018, $0.87 Put		(3)	(2,536,291)	(1.71)%
Other currency futures			(4,764,144)	(3.20)%
Foreign bond futures			93,425	0.06%
Euro dollar 1 year Mid curve October 2018 - September 2019, $96.00 - $97.00 Put		(5)	(5,091,250)	(3.42)%
IMM Euro dollar option December 2018 - December 2019, $96.25 - $97.38 Put		(4)	(2,437,850)	(1.64)%
Other interest rate futures			163	0.00%
U.S. bond November 2018 - December 2018, $134.00 - 138.00 Put		(3)	(2,765,625)	(1.86)%
Other U.S. bond futures			(1,645,325)	(1.11)%
S&P 500 E-mini October 2018 - December 2018, $3,025.00 - $3,200.00 Call		(3)	(2,429,563)	(1.63)%
S&P 500 E-mini October 2018, $2,225.00 Put		(1)	(236,250)	(0.16)%
Total options			(30,822,268)	(20.73)%
Total derivative financial instruments			$56,872,787	38.25%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2018:

Description	Principal / Number of Contracts / Notional Amounts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Fixed income securities owned (cost $62,362,617)
Bonds (cost $62,362,617)
United States (cost $62,362,617)
Government Bonds (cost $62,362,617)
U.S. Treasury bond 1.13% due 01/15/2019	$31,500,000	$31,399,717	30.04%
U.S. Treasury bond 1.38% due 01/15/2020	31,500,000	30,968,437	29.63%
Total Government Bonds		62,368,154	59.67%
Total fixed income securities owned		$62,368,154	59.67%

Exchange memberships (cost $1,051,100)
United States (cost $1,051,100)		$811,500	0.78%
Financial services (cost $1,051,100)		811,500	0.78%
Total exchange memberships		$811,500	0.78%

Derivative financial instruments
Long contracts
Futures
Brent Crude Future December 2018	733	$2,866,476	2.74%
WTI Crude November 2018 – December 2018	781	4,003,351	3.83%
Other commodity		8,667,262	8.29%
Currency		13,734	0.01%
Foreign bond		(5,894,695)	(5.64)%
Nikkei 225 (OSE) December 2018	485	6,735,855	6.44%
Yen Denom Nikkei December 2018	28	59,501	0.06%
Other foreign index		5,138,005	4.92%
Interest rate		(32,081)	(0.03)%
U.S. index		1,130,022	1.08%
Total futures		22,687,430	21.70%

Forwards
Foreign currency		979,883	0.94%
Total forwards		979,883	0.94%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2018:

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$5,877,994	5.62%
Currency		95,366	0.09%
Foreign bond		1,056,709	1.01%
Foreign index		(815,420)	(0.78)%
Interest rate		1,782,497	1.71%
U.S. bond		7,629,115	7.30%
Total futures		15,626,261	14.95%

Forwards
Foreign currency		(2,437,632)	(2.33)%
Total forwards		(2,437,632)	(2.33)%
Total derivative financial instruments		$36,855,942	35.26%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of September 30, 2018:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$1,732,505	$23,158,295
Currency futures	-	113,511
Exchange memberships	5,336,300	811,500
Foreign bond futures	3,453,469	1,056,709
Foreign bond futures options	1,000,848	-
Foreign index futures	3,267,662	11,956,247
Interest rate futures	4,768,428	1,783,133
Interest rate futures options	26,482,444	-
U.S. bond futures	646,922	7,642,551
U.S. bond futures options	13,515,625	-
U.S. index futures	544,523	2,396,170
U.S. index futures options	10,251,750	-
Total Level 1	71,000,476	48,918,116

Level 2:
Foreign currency forwards	41,340,123	6,304,338
Foreign currency options	24,829,843	-
Government bonds*	-	62,368,154
Total Level 2	66,169,966	68,672,492
Total investment related assets	$137,170,442	$117,590,608

Liabilities
Level 1:
Commodity futures	$(289,595)	$(1,743,212)
Currency futures	-	(4,411)
Foreign bond futures	(160,033)	(5,894,695)
Foreign bond futures options	(878,975)	-
Foreign index futures	(832,733)	(838,306)
Interest rate futures	(10,706,113)	(32,717)
Interest rate futures options	(8,704,133)	-
U.S. bond futures	(1,471,867)	(13,436)
U.S. bond futures options	(4,410,950)	-
U.S. index futures	(95,150)	(1,266,148)
U.S. index futures options	(2,665,813)	-
Total Level 1	(30,215,362)	(9,792,925)

Level 2:
Foreign currency forwards	(28,436,000)	(7,762,087)
Foreign currency options	(16,309,993)	-
Total Level 2	(44,745,993)	(7,762,087)
Total investment related liabilities	$(74,961,355)	$(17,555,012)

* - See the Master Fund’s condensed schedule of investments for breakout of industry and geographic region.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its average quarterly notional amounts and number of contracts for the nine months ended September 30, 2018. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at September 30, 2018 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$285,008,016	6,730	$(235,663,811)	(4,923)	$1,732,505	$(289,595)
Options(a)	1,693,208,704	23,130	(489,873,380)	(24,858)	-	-
	1,978,216,720	29,860	(725,537,191)	(29,781)	1,732,505	(289,595)
Equity price
Futures	401,470,781	6,414	(205,610,336)	(1,657)	3,812,185	(927,883)
Options(a)	324,371,772	21,403	(238,442,907)	(29,312)	10,251,750	(2,665,813)
	725,842,553	27,817	(444,053,243)	(30,969)	14,063,935	(3,593,696)

Foreign currency exchange rate
Forwards	7,450,629,271	N/A	(2,999,463,794)	N/A	41,340,123	(28,436,000)
Options(a)	2,184,661,601	44	(2,428,359,915)	(76)	24,829,843	(16,309,993)
	9,635,290,872	44	(5,427,823,709)	(76)	66,169,966	(44,745,993)
Interest rate
Futures	22,623,038,847	64,948	(30,776,894,147)	(93,735)	8,868,819	(12,338,013)
Options(a)	7,176,340,558	154,692	(9,995,316,113)	(137,231)	40,998,917	(13,994,058)
	29,799,379,405	219,640	(40,772,210,260)	(230,966)	49,867,736	(26,332,071)
Total	$42,138,729,550	277,361	$(47,369,624,403)	(291,792)	$131,834,142	$(74,961,355)

(a) – Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its average quarterly notional amounts and number of contracts for the nine months ended September 30, 2018. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at September 30, 2018 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$441,938,683	6,050	$(334,129,739)	(5,735)	$23,158,295	$(1,743,212)
	441,938,683	6,050	(334,129,739)	(5,735)	23,158,295	(1,743,212)

Equity price
Futures	524,600,291	4,403	(135,511,016)	(1,643)	14,352,417	(2,104,454)
	524,600,291	4,403	(135,511,016)	(1,643)	14,352,417	(2,104,454)
Foreign currency exchange rate
Forwards	361,694,516	N/A	(783,654,434)	N/A	6,304,338	(7,762,087)
Futures	23,363,579	250	(20,626,482)	(205)	113,511	(4,411)
	385,058,095	250	(804,280,916)	(205)	6,417,849	(7,766,498)

Interest rate
Futures	1,803,405,512	9,247	(2,587,663,916)	(15,308)	10,482,393	(5,940,848)
	1,803,405,512	9,247	(2,587,663,916)	(15,308)	10,482,393	(5,940,848)
Total	$3,155,002,581	19,950	$(3,861,585,587)	(22,891)	$54,410,954	$(17,555,012)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at September 30, 2018 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.
Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$131,834,142	$(74,961,355)	$56,872,787	$-	$56,872,787
Derivative liabilities	(74,961,355)	74,961,355	-	-	-

Graham K4D Trading Ltd.[2]
Derivative assets	$54,410,954	$(16,098,585)	$38,312,369	$(11,978,515)	$26,333,854
Derivative liabilities	(17,555,012)	16,098,585	(1,456,427)	1,456,427	-

1 Net derivative asset amounts presented in the statements of financial condition are held with three counterparties. The Master Fund has pledged/received offsetting collateral to/from three of those counterparties as of September 30, 2018. At September 30, 2018, additional collateral pledged in the amount of $86,489,606 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition. Additionally, at September 30, 2018, $9,090 additional collateral was received in support of derivative positions.

2 Net derivative asset and liability amounts presented in the statement of financial condition are held with two counterparties. At September 30, 2018, additional collateral pledged in the amount of $14,849,908 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended September 30, 2018:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$468,924	$328,938

Net realized (loss) gain on investments	(89,718,593)	1,483,690
Net increase in unrealized appreciation on investments	48,923,860	32,187,872
Brokerage commissions and fees	(3,069,011)	(159,451)
Net (loss) gain on investments	(43,863,744)	33,512,111
Net (loss) income	$(43,394,820)	$33,841,049

The following table summarizes the results of operations of each Master Fund for the nine months ended September 30, 2018:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$1,131,699	$926,064

Net realized gain (loss) on investments	83,978,196	(20,137,034)
Net increase in unrealized appreciation on investments	9,136,728	1,746,179
Brokerage commissions and fees	(13,443,886)	(580,001)
Net gain (loss) on investments	79,671,038	(18,970,856)
Net income (loss)	$80,802,737	$(18,044,792)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized (loss) gain and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended September 30, 2018:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$(3,582,536)	$11,252,154
Options	1,315,280	-
	(2,267,256)	11,252,154
Equity price
Equities	158,200	(125,750)
Futures	(9,568,285)	24,474,058
Options	(2,670,195)	-
	(12,080,280)	24,348,308
Foreign currency exchange rate
Forwards	9,456,422	191,409
Futures	291,130	564,103
Options	(35,758,784)	-
	(26,011,232)	755,512
Interest rate
Fixed income securities	-	67,676
Futures	3,023,255	(2,752,088)
Options	(3,459,220)	-
	(435,965)	(2,684,412)
Total	$(40,794,733)	$33,671,562

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized (loss) gain and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the nine months ended September 30, 2018:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$(21,406,702)	$(6,303,208)
Options	1,361,099	-
	(20,045,603)	(6,303,208)
Equity price
Equities	694,800	(212,750)
Futures	14,320,509	11,360,616
Options	(6,200,320)	-
	8,814,989	11,147,866
Foreign currency exchange rate
Forwards	61,046,760	(26,279,314)
Futures	228,205	(36,112)
Options	(51,384,027)	-
	9,890,938	(26,315,426)
Interest rate
Fixed income securities	-	5,538
Futures	92,001,952	3,074,375
Options	2,452,648	-
	94,454,600	3,079,913
Total	$93,114,924	$(18,390,855)

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which generally range in maturity from one to thirty months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis. For the three months and nine months ended September 30, 2018, the total amount recognized by GAIT with respect to its investment in Cash Assets was $269,246 and $780,945, respectively. For the three months and nine months ended September 30, 2017, the total amount recognized by GAIT with respect to its investment in Cash Assets was $236,468 and $640,675, respectively. These amounts are included in interest income in the statements of operations and incentive allocation. At September 30, 2018 and December 31, 2017, GAIT owned approximately 1.28% and 1.39%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$745,401,761	$793,958,319
Investments in fixed income securities (amortized cost $4,152,115,522 and $4,468,747,923, respectively)	4,152,115,522	4,468,747,923
Accrued interest receivable	13,438,244	11,157,235
Total assets	4,910,955,527	5,273,863,477
Members’ capital	$4,910,955,527	$5,273,863,477

The following table summarizes the results of operations of Cash Assets for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment income
Interest income	$20,627,056	$11,490,295	$59,861,550	$28,627,780
Total investment income	20,627,056	11,490,295	59,861,550	28,627,780

Expenses:
Bank fee expense	40,668	17,225	85,829	49,936
Total expenses	40,668	17,225	85,829	49,936
Net investment income	20,586,388	11,473,070	59,775,721	28,577,844
Net income	$20,586,388	$11,473,070	$59,775,721	$28,577,844

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of September 30, 2018:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $4,152,115,522)
United States
Government Bonds (amortized cost $4,027,187,873)
U.S. Treasury bonds 0.75% – 3.13% due 10/15/2018 – 10/31/2020	$4,050,000,000	$4,027,187,873	82.01%
Total Government Bonds		4,027,187,873	82.01%

Treasury Bills (amortized cost $124,927,649)
U.S. Treasury bills 0.00% due 10/11/2018	125,000,000	124,927,649	2.54%
Total Treasury Bills		124,927,649	2.54%
Total United States		4,152,115,522	84.55%
Total Investments in Fixed Income Securities		$4,152,115,522	84.55%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2017:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $4,468,747,923)
United States
Government Bonds (amortized cost $4,043,922,365)
U.S. Treasury bonds 0.63% – 3.13% due 01/15/2018 – 04/30/2020	$4,050,000,000	$4,043,922,365	76.68%
Total Government Bonds		4,043,922,365	76.68%

Treasury Bills (amortized cost $424,825,558)
U.S. Treasury bills 0.00% due 01/04/2018 – 01/25/2018	425,000,000	424,825,558	8.05%
Total Treasury Bills		424,825,558	8.05%
Total United States		4,468,747,923	84.73%
Total Investments in Fixed Income Securities		$4,468,747,923	84.73%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Assets
Level 2:
Fixed income securities
Government bonds	$4,027,187,873	$4,043,922,365
Treasury bills	124,927,649	424,825,558
Total fixed income securities	4,152,115,522	4,468,747,923
Total Level 2	4,152,115,522	4,468,747,923
Total assets	$4,152,115,522	$4,468,747,923

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of the Members’ Capital of such Class specified for the periods in the table below. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month. The Advisory Fees paid to the Manager for the nine months ended September 30, 2018 and 2017 were $856,646 and $1,493,059, respectively.

Period	Annual Rate

For the period from January 1, 2017 through June 30, 2017	1.75%
For the period from July 1, 2017 through September 30, 2018	1.50%

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified for the periods in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager for the nine months ended September 30, 2018 and 2017 were $464,096 and $928,621, respectively.

Period	Class 0	Class2

For the period from January 1, 2017 through March 31, 2017	0.75%	2.75%
For the period from April 1, 2017 through June 30, 2017	0.75%	1.50%
For the period from July 1, 2017 through September 30, 2018	0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. There was no Incentive Allocation for the nine months ended September 30, 2018 and 2017.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions (continued)

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

Administrator’s Fee

For the nine months ended September 30, 2018 and 2017, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $75,214 and $119,972, respectively, of which $7,903 and $11,813 was accrued as of September 30, 2018 and 2017, respectively.

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

8. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended September 30, 2018 and 2017:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, June 30, 2017	$137.79	$100.07
Net gain:
Net investment loss	(0.54)	(0.58)
Net gain on investments	1.56	1.12
Net gain	1.02	0.54
Net asset value per unit, September 30, 2017	$138.81	$100.61

Net asset value per unit, June 30, 2018	$141.08	$101.69
Net gain:
Net investment loss	(0.40)	(0.48)
Net gain on investments	1.45	1.04
Net gain	1.05	0.56
Net asset value per unit, September 30, 2018	$142.13	$102.25

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three months ended September 30, 2018 and 2017:

	Class 0		Class 2
	2018	2017	2018	2017

Total return before Incentive Allocation	0.74%	0.74%	0.55%	0.54%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	0.74%	0.74%	0.55%	0.54%

Net investment loss before Incentive Allocation	(0.28)%	(0.38)%	(0.47)%	(0.57)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.28)%	(0.38)%	(0.47)%	(0.57)%

Total expenses before Incentive Allocation	0.70%	0.63%	0.89%	0.81%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.70%	0.63%	0.89%	0.81%

The following is the per Unit operating performance calculation for the nine months ended September 30, 2018 and 2017:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2016	$146.92	$107.43
Net loss:
Net investment loss	(2.24)	(2.54)
Net loss on investments	(5.87)	(4.28)
Net loss	(8.11)	(6.82)
Net asset value per unit, September 30, 2017	$138.81	$100.61

Net asset value per unit, December 31, 2017	$140.90	$101.94
Net gain:
Net investment loss	(1.11)	(1.39)
Net gain on investments	2.34	1.70
Net gain	1.23	0.31
Net asset value per unit, September 30, 2018	$142.13	$102.25

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the nine months ended September 30, 2018 and 2017:

	Class 0		Class 2
	2018	2017	2018	2017

Total return before Incentive Allocation	0.87%	(5.52)%	0.30%	(6.35)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	0.87%	(5.52)%	0.30%	(6.35)%

Net investment loss before Incentive Allocation	(0.78)%	(1.58)%	(1.34)%	(2.46)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.78)%	(1.58)%	(1.34)%	(2.46)%

Total expenses before Incentive Allocation	1.90%	2.17%	2.47%	3.05%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	1.90%	2.17%	2.47%	3.05%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the three and nine months ended September 30, 2018 and 2017, and are not annualized.

9. Subsequent Events

GAIT had subscriptions of approximately $0.2 million and redemptions of approximately $6.1 million from October 1, 2018 through November 14, 2018, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

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

For the three months ended September 30, 2018, the Blended Strategies Portfolio’s net asset value decreased by $972,590 or -2.6%. The net decrease in the Blended Strategies Portfolio was attributable to redemptions totaling $1,208,849 or -3.2% offset by net income of $236,259 or 0.6%, for the period.

For the nine months ended September 30, 2018, the Blended Strategies Portfolio’s net asset value decreased by $5,387,723 or -12.8%. The net decrease in the Blended Strategies Portfolio was attributable to redemptions totaling $5,952,348 or -14.1% offset by net income of $389,625 or 0.9% and subscriptions of $175,000 or 0.4%, for the period.

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

2018 Summary

Three Months Ended September 30, 2018

For the three months ended September 30, 2018, the Blended Strategies Portfolio experienced net trading losses of $424,199. The trading results are attributable to the following sectors:

Agriculture / Softs	$(45,391)
Base metals	(92,631)
Energy	209,135
Equities	539,880
Foreign exchange	(375,123)
Long term / Intermediate rates	(363,216)
Precious metals	294,758
Short term rates	256,787
$424,199

The Blended Strategies Portfolio recorded a net gain for the third quarter of 2018. Gains resulted primarily from positions in U.S. equity index futures with smaller gains in Asian benchmark indices. The portfolio also recorded gains in commodities, particularly in energy and precious metals. Losses were experienced in currencies and fixed income, which offset a portion of the overall profits for the period.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended September 30, 2018, Advisory Fees decreased by $89,891 or -38.9%, Sponsor Fees decreased by $35,666 or -31.1%, and Administrator’s Fees decreased by $7,975 or -39.3% in the Fund over the corresponding period of the preceding year. These decreases are attributable to lower net assets of the portfolio resulting from redemptions partially offset by net income for the period. During the same period, interest income increased by $10,471 or 7.3%. Interest was earned on free cash at an average annualized yield of 1.67% for the three months ended September 30, 2018 compared to 0.95% for the same period in 2017.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended September 30, 2018 and 2017 the portfolio has not yet recovered previous losses. As a result, there was no Incentive Allocation for those periods.

Index
Nine Months Ended September 30, 2018

For the nine months ended September 30, 2018, the Blended Strategies Portfolio experienced net trading gains of $1,002,768. The trading results are attributable to the following sectors:

Agriculture / Softs	$(742,086)
Base metals	(980,296)
Energy	1,295,156
Equities	527,316
Foreign exchange	(716,536)
Long term / Intermediate rates	(762,879)
Precious metals	(49,889)
Short term rates	2,431,982
$1,002,768

The Blended Strategies Portfolio recorded a net gain for the first three quarters of 2018. The majority of the gains resulted from positions in fixed income futures, most notably on the front end of the yield curve in the U.S. The portfolio also recorded gains in equity index futures, most notably in the U.S.  In commodities, gains from positions in energy were more than offset by losses from positions in metals and agricultural commodities. The portfolio experienced losses in currencies, which offset a portion of the overall gains for the period.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the nine months ended September 30, 2018, Advisory Fees decreased by $375,774 or -45.7%, Sponsor Fees decreased by $272,247 or -52.0%, and Administrator’s Fees decreased by $26,829 or -41.0% in the Fund over the corresponding period of the preceding year. These decreases are attributable to lower net assets of the portfolio resulting from redemptions partially offset by net income and subscriptions for the period. The decrease in Sponsor Fees is also attributable to a reduction of the Class 2 Sponsor Fee rate from 2.75% in the first quarter of 2017 and 1.50% in the second quarter of 2017 to 1.25% beginning in the third quarter of 2017. The decrease in Sponsor Fees is also attributable to a reduction of the Class 0 Sponsor Fee rate from 0.75% in the first six months of 2017 to 0.50% in the beginning in the third quarter of 2017. The decrease in Advisory Fees is also attributable to a reduction of the Advisory Fee rate from 1.75% in the first six months of 2017 to 1.50% beginning in the third quarter of 2017. During the same period, interest income increased by $59,716 or 15.6%. Interest was earned on free cash at an average annualized yield of 1.51% for the nine months ended September 30, 2018 compared to 0.80% for the same period in 2017.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the nine months ended September 30, 2018 and 2017 the portfolio has not yet recovered previous losses. As a result, there was no Incentive Allocation for those periods.

Index
The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of September 30, 2018 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	2.2%
Base metals	(0.1)%
Energy	9.6%
Equities	14.8%
Foreign exchange	14.6%
Long term / Intermediate rates	26.8%
Precious metals	2.0%
Short term rates	30.1%
100.0%
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

	Blended Strategies Portfolio
September 30, 2018	14.	52%
December 31, 2017	9.	63%
September 30, 2017	12.	78%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through September 30, 2018, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Based on their evaluation as of September 30, 2018, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to the Fund’s internal control over financial reporting during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Index
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2018, the Fund issued no Units with respect to the Blended Strategies Portfolio.

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]		(b) Average Price Paid per Unit		(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2018	915.	596	116.	08	N/A	N/A
August 1 - August 31, 2018	6,766.	301	113.	49	N/A	N/A
September 1 - September 30, 2018	2,966.	769	112.	79	N/A	N/A
TOTAL	10,648.	666	113.	52	N/A	N/A

1 Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None

Index
Item 6.	Exhibits

* 3.1	Certificate of Formation of Graham Alternative Investment Fund I LLC
** 3.2	Amendment to Certificate of Formation of Graham Alternative Investment Fund I LLC
** 4.1	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC
*** 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Executive Officer)
*** 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)
*** 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Chief Financial Officer)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010

**	Incorporated by reference to the Fund’s Form 8-K previously filed on April 11, 2013

***	Filed herewith

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2018	GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
BLENDED STRATEGIES PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

By: /s/ Paul Sedlack
Paul Sedlack, Principal Executive Officer

By: /s/ Brian Douglas
Brian Douglas, Chief Financial Officer