Form 10-K
period 2018-12-31
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2019-03-29
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Brian Douglas
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
Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☑      No ☐
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging Growth Company
☐	☐	☐	☑	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐       No ☑

Units of the Blended Strategies Portfolio with an aggregate value of $37,817,806 were outstanding and held by non-affiliates as of June 30, 2018.

As of March 1, 2019, 252,685.831 Units of the Blended Strategies Portfolio were outstanding.

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

GAIF I invests substantially all its assets into feeder funds. GAIF I invests in Graham Alternative Investment Trading LLC and Graham Alternative Investment Trading II LLC, each a Delaware limited liability company (the “Feeder Funds”).  Specifically, the assets of GAIF I subscribed for investment in the Blended Strategies Portfolio will be invested in Graham Alternative Investment Trading LLC and the assets of GAIF I subscribed for investment in the Systematic Strategies Portfolio will be invested in Graham Alternative Investment Trading II LLC. Trading on behalf of the Fund will be conducted in separate master funds (in a “master-feeder” fund structure) managed by the Manager (as defined below), with the exception of the Systematic Strategies Portfolio in which trading is conducted in Graham Alternative Investment Trading II LLC. For the purposes of this report, the term “Fund” shall include each of GAIF I, the Feeder Funds and the master funds in which they invest, unless the context implies otherwise.  Graham Capital Management, L.P. (the “Manager”) is the Fund’s manager and the investment advisor to the Fund. The Manager’s website is www.grahamcapital.com.

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

As of February 28, 2018, the aggregate Net Asset Value (as defined below under “Allocation of Profit and Loss”) of the Units in GAIF I was $41,549,149. GAIF I operates on a calendar fiscal year.

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

Capital contributions by a single subscriber for any Class of Units, upon acceptance of the subscriber as a member, represent a single interest in GAIF I for that subscriber’s respective Class of Units. A Unit of each Class reflects a member’s interest in GAIF I’s member’s capital with respect to the Class of Units owned by the member. Although separate Classes of Units in a portfolio are offered, all capital contributions to a particular portfolio are pooled by GAIF I and invested in GAIT or GAIT II as applicable. Units may be purchased only by investors who qualify as accredited investors under Regulation D of the Securities Act of 1933 (“Securities Act”). The principal differences among the separate Classes of Units within the same portfolio are their fees. Holders of Units, regardless of which Class of a portfolio they hold, participate pro rata in the profits and losses of that portfolio in proportion to the Net Asset Value of the Class and have identical rights, as members, under the Company Agreement.

ii)	The Manager

The Manager was organized in May 1994 as a Delaware limited partnership.  The general partner of the Manager is KGT, Inc., a Delaware corporation of which Kenneth G. Tropin is the sole director and sole shareholder.  KGT, Inc. became a listed Principal of the Manager effective July 27, 1994.  The Manager has been registered as a CPO and CTA under the Commodity Exchange Act (“CEA”) and has been a member of the NFA since July 27, 1994 and has been registered as an investment adviser with the Securities and Exchange Commission since March 20, 2012.  As of March 1, 2019, the Manager has approximately 195 personnel and manages assets of over $12.9 billion.  The Manager’s principal office is located at 40 Highland Avenue, Rowayton, Connecticut 06853 and its telephone number is (203) 899-3400. The Manager’s advisory services may in part be performed out of its branch office in West Palm Beach, Florida and the office of the Manager’s London affiliate, Graham Capital LLP.

(iii)	The Trading Program

The Fund offers two separate portfolios, each representing a different investment program:  the Blended Strategies Portfolio and the Systematic Strategies Portfolio. The Manager strives to combine various trading strategies within each portfolio in order to diversify the investment exposure of each portfolio and reduce its dependence on any single trading strategy.  The Manager also seeks trading strategies that have low correlation to each other in an effort to make the performance returns of each portfolio, so far as is practicable, less volatile and more consistently profitable.  The Manager’s Investment Committee, which is comprised of Kenneth G. Tropin, Pablo Calderini, Robert E. Murray, Brian Douglas, Barry S. Fox, James A. Medeiros, William Pertusi, Timothy Sperry, Isaac Finkle, Ed Tricker, Kelly Tropin, and George Schrade makes decisions with respect to the selection of strategies traded on behalf of the Fund.

Biographical information regarding the members of the Investment Committee is set forth below.

Kenneth G. Tropin, 65, is the Chairman and the founder of the Manager. In May 1994, he founded the Manager and became an Associated Person and Principal effective July 27, 1994. Mr. Tropin developed the firm’s original trading programs and is responsible for the overall management of the organization, including the investment of its proprietary trading capital.

Pablo Calderini, 54, is the President and Chief Investment Officer of the Manager and, among other things, is responsible for the management and oversight of the discretionary and systematic trading businesses at the Manager. He joined the Manager in August 2010 and became an Associated Person and Principal of the Manager effective August 13, 2010. Mr. Calderini received a B.A. in Economics from Universidad Nacional de Rosario in 1987 and a Masters in Economics from Universidad del Cema in 1988, each in Argentina.

Robert E. Murray, 58, is the Vice Chairman of the Manager and serves as a member of the Manager’s executive leadership team responsible for the management of the firm and oversees important business and strategic initiatives of the Manager.  He joined the Manager in June 2003 and became an Associated Person and Principal of the Manager effective June 27, 2003.  Mr. Murray received a Bachelor’s Degree in Business with a Finance concentration from Geneseo State University in 1983.

James A. Medeiros, 45, is Chief Executive Officer of the Manager responsible for risk management, quantitative trading, investor relations and technology at the Manager. He joined the Manager in July 2009 and became an Associated Person of the Manager effective July 21, 2009 and a Principal on February 7, 2013. Mr. Medeiros received a Bachelor of Science from the Edmund A. Walsh School of Foreign Service at Georgetown University in 1996 and received an M.B.A. from the Wharton School at the University of Pennsylvania in 2003.

Brian Douglas, 45, C.P.A., is the Chief Operating Officer of the Manager and oversees the operation of the trading services, legal, compliance, facilities and administration departments of the Manager. He became an Associated Person of the Manager effective February 1, 2013 and a Principal on April 1, 2013. In July 2004, he joined the Manager as Manager of Financial Reporting and became Director of Financial Reporting in April 2008. Mr. Douglas received a B.A. in accounting from Western Connecticut State University in May 1996.

George Schrade, 44, C.P.A., is the Chief Financial Officer of the Manager and is responsible for the finance department of the Manager. He joined the Manager in June 2007 and became an Associated Person of the Manager effective December 21, 2016 and a Principal on February 28, 2019.  Mr. Schrade received a B.S in Accounting from Quinnipiac University in May 1996.

Isaac Finkle, 66, is Chief Legal Officer of the Manager. He joined the Manager in May 2003 and became an Associated Person of the Manager effective April 16, 2004 and a Principal on June 5, 2007. Mr. Finkle received a J.D. from New York University School of Law in 1985, a Ph.D. from the University of Pennsylvania in 1998 specializing in sociological theory, and a B.A. with honors in philosophy from Haverford College in 1973.

Barry S. Fox, 55, is Director of Quantitative Research Operations of the Manager. He became an Associated Person of the Manager effective November 10, 2000 and a Principal on November 15, 2007. Mr. Fox joined the Manager in August 2000. Mr. Fox received a B.S. in Business Administration from State University of New York at Buffalo in 1986.

William Pertusi, 58, is the Chief Risk Officer of the Manager, responsible for identifying, monitoring and acting upon financial risks relative to financial returns in the Manager’s diverse trading strategies. He became an Associated Person of the Manager effective July 24, 2006 and a Principal on November 28, 2006. Mr. Pertusi received a B.S. in Electrical Engineering from Lehigh University in 1983, an M.B.A. from Harvard in 1987, and an M.S. in Mathematics from Fairfield University in 2006.

Tim Sperry, 51, is Executive Director and Chief Compliance Officer of the Manager. He joined the Manager in June 2004. He became an Associated Person of the Manager effective October 9, 2012 and a Principal on October 10, 2012. As Chief Compliance Officer, he oversees compliance and regulatory matters related to the firm’s business. Mr. Sperry received a J.D. from New England School of Law in May 1998 and a B.A. in Political Science in 1989 from Boston University.

Edward Tricker, 35, is Chief Investment Officer of Quantitative Strategies of the Manager and is responsible for the management and oversight of the firm’s Quantitative Strategies team, including quantitative operations and execution, research, alpha technology, and data science. He became an Associated Person of the Manager effective February 4, 2013 and a Principal on April 30, 2014. Mr. Tricker received a Ph.D. in Statistics from Imperial College of Science and Technology in London in October 2009 and a B.S. in Mathematics and Statistics from the University of Oxford in June 2005.

Kelly Tropin, 28, is Chief Economist and Senior Managing Director of the Manager and is responsible for leading the firm’s economic research efforts in addition to playing a key role in the management of the firm’s discretionary trading team. She became an Associated Person and Principal of the Manager effective September 6, 2018. Ms. Tropin received a Bachelor of Arts in Government from Dartmouth College in June 2013.

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

The Manager expects to add additional trading strategies and programs to each portfolio and to modify the strategies currently in use for each portfolio over time and may in the future offer other portfolios. There is no maximum number of strategies and programs that the Manager may see fit to include in the Fund or each portfolio, and the Manager may increase or decrease the number of strategies and programs included in the Fund or each portfolio over time or increase the number of markets or contracts that are traded on behalf of the Fund or each portfolio. The Manager may make such additions or deletions of trading programs to the Fund or each portfolio at any time and may make such additions, deletions or any other changes, such as changes in the leverage of, or in the asset allocations to, any of the Fund’s trading strategies and programs, in its sole discretion and without prior notice to members.

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

Discretionary Trading Program

The Manager has been trading discretionary programs since February 1998.  Discretionary programs, unlike systematic programs which are based almost entirely on computerized mathematical models, determine trades subjectively on the basis of a trader’s personal assessment of trading data and trading experience. Although the Manager has had over a decade of experience trading various discretionary programs, Discretionary Trading Program (“DTP”) itself commenced trading as of August 2008. DTP seeks to invest in various global macro markets that are highly liquid. DTP consists of several of the Manager’s leading discretionary strategies traded by employees of the Manager that focus on the global fixed income, stock index, currency, energy, commodity and metals markets, but over time it may participate in any other liquid market that is available as the Manager deems appropriate.

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

The K4D-15V Program features the first system that the Manager developed, which began trading client accounts in 1995.  It utilizes multiple computerized trading models and offers broad diversification in both financial and non-financial markets, trading in approximately 80-90 global markets. The K4D-15V Program’s legacy trend system is primarily long-term in nature, but the program also includes short-term and intermediate trend-following as well as momentum strategies and is intended to generate significant returns over time with an acceptable degree of risk and volatility. The computer models on a daily basis analyze the recent price action, the relative strength and the risk characteristics of each market and compare statistically the quantitative results of this data to years of historical data on each market.

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
ICE Futures Canada
Intercontinental Exchange
Korea Futures Exchange
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

Pursuant to the Company Agreement, each Class of the Blended Strategies Portfolio and Systematic Strategies Portfolio of the Fund paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class for the period from January 1, 2017 through June 30, 2017. Pursuant to the amended Company Agreement, each Class of the Blended Strategies Portfolio and Systematic Strategies Portfolio of the Fund pays the Manager an advisory fee at an aggregate annual rate equal to 1.50% of the Net Asset Value of such Class commencing on July 1, 2017 through December 31, 2018. For purposes of calculating the Advisory Fee, the Net Asset Value of each Class equals the total fair market value of the assets of the Fund attributable to that Class less the liabilities of the Fund attributable to that Class.  Profits and losses are allocated among the Classes in proportion to their respective Net Asset Values (before accrual of the Sponsor Fee and the Incentive Allocation set forth below). The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month (before giving effect to any redemptions as of the last business day of the month and subscriptions as of the beginning of the next business day, and before deduction or accrual of fees payable to the Manager and the Incentive Allocation). A portion of the Advisory Fee may be paid to third parties as compensation for offering or selling activities in connection with the Fund. If the Company Agreement is terminated as of a date other than the last business day of a month, the Advisory Fee will be prorated through the termination date.

(ii)	Sponsor Fee

Each Class 0 and Class 2 of the Fund pays the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of its net Asset Value specified in the table below. The Sponsor Fee, in each case payable monthly in arrears, determined in the same manner as the Advisory Fee.

Period	Class 0	Class 2

For the period from January 1, 2017 through March 31, 2017	0.75%	2.75%
For the period from April 1, 2017 through June 30, 2017	0.75%	1.50%
For the period from July 1, 2017 through December 31, 2018	0.50%	1.25%

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

Each Class of the Blended Strategies Portfolio and the Systematic Strategies Portfolio of the Fund bears a quarterly Incentive Allocation, payable to the Manager as of the end of each calendar quarter, equal to 20% of the net profits of the Class for the quarter, subject to a “loss carryforward” provision. The loss carryforward provision generally provides that the Manager will not receive an Incentive Allocation in respect of the Class for a calendar quarter to the extent that the Class experiences net loss since the last calendar quarter for which an Incentive Allocation was earned and such loss has not been recouped through subsequent net profits. The Incentive Allocation is calculated and paid as follows:  At the end of each calendar quarter, the Incentive Allocation is deducted from the Net Asset Value of each Class and credited to the Capital Account of the Manager in the Feeder Funds, in an amount equal to 20% of New High Net Trading Profits (as defined below) with respect to each class of the Blended Strategies Portfolio and the Systematic Strategies Portfolio for such period. “New High Net Trading Profits” for any Class for any quarter shall mean the Net Capital Appreciation (which includes unrealized gains and losses and interest income and expense, less all accrued debts, liabilities and obligations of the Class (but before any accrual for the Incentive Allocation) for such period) for the quarter minus the Carryforward Loss (as defined below), if any, as of the beginning of the quarter, for such Class. The “Carryforward Loss” shall be increased as of the end of each calendar quarter by the amount of any Net Capital Depreciation with respect to such Class during the quarter then ended and shall be decreased (but not below zero) as of the end of each calendar quarter by the amount of any Net Capital Appreciation with respect to such Class during the quarter then ended. In addition, the Carryforward Loss for a Class for any calendar quarter shall be proportionately reduced effective as of the date of redemption of any Units of such Class by multiplying (i) the Carryforward Loss for such Class immediately prior to such redemption by (ii) the ratio that the amount of assets redeemed from such Class bears to the Net Assets of such Class immediately prior to such redemption. The Carryforward Loss of a Class must be recouped before any subsequent Incentive Allocation can be made to the Manager. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed on any date not the end of a calendar quarter, as if the date of redemption were the end of a calendar quarter and the Incentive Allocation shall only be deducted with respect to such redeemed Units.

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

Allocation of Profit and Loss

A separate Capital Account is maintained for each member with respect to each Class of Units held by such member. The initial balance of each Capital Account of each member will equal the net initial contribution to the Fund by such member with respect to the Class to which such Capital Account relates. Each Capital Account of each member is increased by any additional capital contributions by such member with respect to the Class to which such Capital Account relates and decreased by any redemptions of Units of such Class by such member. Net realized and unrealized appreciation or depreciation in the value of assets of each portfolio of the Fund, including investment income and expenses, is allocated at the end of each fiscal period among the Capital Accounts of the members in proportion to the relative values of such Capital Accounts as of the commencement of such fiscal period (in the case of any month end that is not also the end of a calendar quarter, before any accrual for the Incentive Allocation).

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

a.
The value of unrealized appreciation or depreciation on open futures contracts shall be recorded as the difference between the contract price on the trade date and the closing price reported as of the Valuation Day on the primary exchange on which such contracts are traded.

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

Regulation

The Manager has been registered as a CPO and CTA under the CEA, and as an investment adviser with the Securities and Exchange Commission and has been a member of the NFA since July 27, 1994. GAIF I is regulated as a commodity pool by the CFTC and NFA.

The CFTC may suspend a CPO’s or CTA’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations.  In the event that the registration of the Manager was terminated or suspended, the Manager would be unable to continue to manage the business of the Fund.  Should the Manager’s registration be suspended, termination of GAIF I might result. In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short positions that any person may hold or control in particular commodities.  Most exchanges also limit the changes in futures contract prices that may occur during a single trading day.

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

Operational Risks, Including Those Related to Computer Systems and Cybersecurity Threats, May Impact the Fund’s Operations.  The Manager is responsible for developing, implementing and operating appropriate systems and procedures to execute all investment transactions and monitor and control operational risk on behalf of the Fund. The Manager relies on its execution, financial, accounting and other data processing systems to trade, clear and settle all transactions, to evaluate and monitor potential and existing portfolio investments, and to generate risk management and other reports that are critical to oversight of client accounts. Certain of the Manager’s operations are dependent upon systems operated by third parties, including the Fund’s administrator, prime brokers, counterparties, electronic exchanges, other execution platforms and their various service providers. The Manager may not be in a position to verify the reliability of such third-party systems or data. Failure of or errors in such systems could result in mistakes or delays in the execution, confirmation or settlement of transactions, or in transactions not being properly booked, evaluated or accounted for.  The increasing reliance on internet-based programs and applications to conduct transactions and store data also creates increased security risks. Targeted cyber-attacks, or accidental events, can lead to a breach in computer and data systems and access by unauthorized persons to sensitive transactional or personal information.  Data taken in breaches may be used by criminals to commit identity theft, obtain loans or payments under false identities, and other crimes. Cybersecurity breaches at the Manager or its service providers or counterparties may directly or indirectly affect the Fund, and could lead to theft, data corruption, interference with business operations, disruption of operational systems, interference with the Manager’s or the Fund’s ability to execute transactions, direct financial loss or reputational damage, or violations of applicable laws related to data and privacy protection and consumer protection.

Impact of Financial Industry Regulation is Uncertain but May Impact the Fund’s Operations.  Legal, tax and regulatory developments could occur. Securities, futures and other financial markets are subject to comprehensive statutes, regulations and margin requirements enforced by SEC, the CFTC and other U.S. and non-U.S. regulators and self-regulatory organizations and exchanges authorized to take extraordinary actions in the event of market emergencies. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial actions. The regulatory environment for private funds is evolving, and changes in the regulation of hedge funds and their trading activities may adversely affect the ability of investors to pursue certain investment strategies, the ability to obtain leverage and financing, and the value of certain investments. The U.S. Congress enacted sweeping financial legislation (the “Dodd-Frank Act”) regarding the operation of banks, private fund managers and other financial institutions, which includes provisions regarding the regulation of swaps and other derivatives. Many provisions of the Dodd-Frank Act are being implemented through regulatory rulemakings and similar processes over a period of time. The impact of the Dodd-Frank Act, and of follow-on regulation, on certain trading strategies and operations is impossible to predict and may be adverse. U.S. and non-U.S. regulators may take additional actions in light of other developments in global financial markets, such as the European debt crisis.  In September 2008, for example, the SEC and various non-U.S. regulatory bodies imposed temporary bans on short-selling of a variety of stocks and adopted other regulations that may have the effect of making short-selling more difficult or costly. Additional proposed legislation and regulations are pending in several global markets that may further regulate or limit short-selling activities. These changes may adversely affect the markets in which the Funds invest and may limit or adversely affect the ability of the Manager to use short sales, swaps and other derivatives as part of the investment and hedging strategies used by the Manager.

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

Conflicts of Interest

Performance Based and other Fund Compensation Could Expose the Fund to Greater Risks.  The Manager could receive substantial compensation in the event it generates net profits for the Fund.  Such compensation arrangements may provide an incentive for the Manager to effectuate larger and more risky transactions than would be the case in the absence of such arrangements. The Manager may receive compensation with respect to unrealized appreciation of Fund assets as well as with respect to realized gains from the trading of Fund assets. The fees and incentive allocation payable to the Manager were not the subject of arms’ length negotiation. In addition, investors that acquire Units of any Class with a Net Asset Value below a previous high-water mark might benefit at the expense of pre-existing investors where those Units increase in value but are not yet subject to an Incentive Allocation because the Class as a whole still has aggregate carried forward losses.

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

As of March 1, 2019, there were 144 holders of Class 0 Units and 80 holders of Class 2 Units of the Blended Strategies Portfolio.

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

For the three months ended December 31, 2018, the Fund issued 1,439.808 Units in exchange for $200,000 with respect to the Blended Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act.  The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Units of the Fund.

Month beginning:	Blended Strategies Portfolio Class 0 Number of Units Purchased	Price of Blended Strategies Portfolio Class 0 Units Purchased	Blended Strategies Portfolio Class 2 Number of Units Purchased	Price of Blended Strategies Portfolio Class 2 Units Purchased
October 1, 2018	-	$142.13	-	$102.25
November 1, 2018	1,439.808	$138.91	-	$99.87
December 1, 2018	-	$135.91	-	$97.65

Item 6:	SELECTED FINANCIAL DATA

No disclosure is required hereunder as the Fund is a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K.

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the year ended December 31, 2018, the Blended Strategies Portfolio’s members’ capital value decreased by $10,917,975 or -25.9%. This decrease in members’ capital was attributable to total subscriptions of $375,000 or 0.9% offset by redemptions totaling $9,560,494 or -22.7% and a net loss of $1,732,481 or -4.1%, for the year.

For the year ended December 31, 2017, the Blended Strategies Portfolio’s members’ capital value decreased by $30,670,444 or -42.1%. This decrease in members’ capital was attributable to total subscriptions of $3,238,637 or 4.4% offset by redemptions totaling $30,629,444 or -42.0% and a net loss of $3,279,637 or -4.5%, for the year.

(i)	Results of Operations

The Fund’s success depends primarily upon the Manager’s ability to recognize and capitalize on market trends in the different and varied sectors of the global financial markets in which it trades.

Blended Strategies Portfolio

2018 Summary

For the year ended December 31, 2018, the Blended Strategies Portfolio experienced trading losses of $908,189 attributable to the following sectors:

Agriculture / Softs	$(523,771)
Base Metals	(507,105)
Energy	308,301
Equities	(383,376)
Foreign Exchange	(467,397)
Long Term / Intermediate Rates	(360,806)
Precious Metals	(110,771)
Short Term Rates	1,136,736
$(908,189)

The Blended Strategies Portfolio recorded a net loss for 2018. The losses resulted primarily in commodities, most notably from positions in metals and agricultural commodities which were partially offset by gains in the energy complex. The portfolio also experienced losses in foreign exchange, primarily from positions in the Japanese yen, Mexican peso and euro versus the U.S. dollar. Smaller losses resulted from positions in fixed income futures as gain on the front end of the curve in the U.S. were more than offset by losses further out on the curve in the U.S. and Europe, as well as from positions in Asian equity index futures.

Advisory and Sponsor Fees are calculated as a percentage of the Fund’s members’ capital value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the year ended December 31, 2018, Advisory Fees decreased by $429,529 or -42.8%, Sponsor Fees decreased by $299,160 or -48.2%, and Administrator’s Fees decreased by $31,496 or -38.7% in the Blended Strategies Portfolio over the corresponding period of the preceding year. These decreases are all attributable to lower members’ capital of the portfolio during the year resulting from redemptions and a net loss for the year which was partially offset by subscriptions. The decrease in Sponsor Fees is also attributable to a reduction of the Class 2 Sponsor Fee rate from 2.75% in the first quarter of 2017 to 1.50% in the second quarter of 2017 and from 1.50% to 1.25% in the third quarter of 2017. The decrease in Sponsor Fees is also attributable to a reduction of the Class 0 Sponsor Fee rate from 0.75% in the first half of 2017 to 0.50% in the third quarter of 2017. The decrease in Advisory Fees is also attributable to a reduction of the Advisory Fee rate from 1.75% in the first half of 2017 to 1.50% in the third quarter of 2017. During the year ended December 31, 2018, interest income increased by $85,978 or 16.7%. Interest was earned on free cash at an average annualized yield of 1.61% for the year ended December 31, 2018 compared to 0.87% for the year ended December 31, 2017.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the years ended December 31, 2018 and 2017, the portfolio had not yet recovered previous losses. As a result, there was no Incentive Allocation for those years.

The following table illustrates the sector distribution of the Blended Strategies Portfolio’s investments in Master Funds as of December 31, 2018 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent net liabilities.

Agriculture / Softs	(15.9)%
Base Metals	(17.1)%
Energy	11.3%
Equities	14.6%
Foreign Exchange	26.2%
Long Term / Intermediate Rates	17.4%
Precious Metals	24.7%
Short Term Rates	38.8%
100.0%

2017 Summary

For the year ended December 31, 2017, the Blended Strategies Portfolio experienced trading losses of $1,524,372 attributable to the following sectors:

Agriculture / Softs	$(1,092,956)
Base Metals	169,719
Energy	(1,568,578)
Equities	3,908,747
Foreign Exchange	(596,087)
Long Term / Intermediate Rates	(2,083,774)
Precious Metals	(425,524)
Short Term Rates	164,081
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

Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in members’ capital value which are discussed in detail herein.

For the year ended December 31, 2017, Advisory Fees decreased by $384,237 or -27.7%, Sponsor Fees decreased by $482,144 or -43.7%, and Administrator’s Fees decreased by $21,981 or -21.3% in the Blended Strategies Portfolio over the corresponding period of the preceding year. These decreases are all attributable to lower members’ capital of the portfolio during the year resulting from redemptions and a net loss for the year which was partially offset by subscriptions. The decrease in Sponsor Fees is also attributable to a reduction of the Class 2 Sponsor Fee rate from 2.75% in 2016 and the first quarter of 2017 to 1.50% in the second quarter of 2017 and from 1.50% to 1.25% in the third quarter of 2017. The decrease in Sponsor Fees is also attributable to a reduction of the Class 0 Sponsor Fee rate from 0.75% in 2016 and the first half of 2017 to 0.50% in the second quarter of 2017. The decrease in Advisory Fees is also attributable to a reduction of the Advisory Fee rate from 1.75% in 2016 to 1.50% in the third quarter of 2017. During the year ended December 31, 2017, interest income increased by $145,504 or 39.5%. Interest was earned on free cash at an average annualized yield of 0.87% for the year ended December 31, 2017 compared to 0.54% for the year ended December 31, 2016.

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

A portion of the assets of each portfolio is generally held as cash or cash equivalents, which are used to margin the Fund’s investments.  It is expected that the average margin the Fund will be required to post to support the Fund’s trading may range between 10% and 30% of the total assets of each portfolio, which will be segregated or secured by the futures brokers in accordance with the CEA and with CFTC regulations or be maintained on deposit with over-the-counter counterparties.  In exceptional market conditions, this amount could increase.  The master funds are subject to margin calls on a constant daily and intra-day basis, whether in connection with initiating new investment positions or as a result of changes in the value of current investment positions.  These margin requirements are met through the posting of additional margin with the applicable futures broker or FX clearing broker, on an almost daily basis.  The Manager generally expresses its margin requirements for the portfolios in terms of the aggregate of the margin requirements for the underlying strategies plus the net option premium costs for the underlying strategies.  For the years ended December 31, 2018 and December 31, 2017, the margin requirements for the Blended Strategies Portfolio were 9.46% and 9.63%, respectively.

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading.  Through December 31, 2018, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

The master funds record all their financial instruments at fair value, which is derived in accordance with U.S. GAAP. Unrealized appreciation and depreciation from these instruments are recorded based on changes in their fair value. Realized gains and losses are recorded when the positions are closed. All unrealized and realized gains and losses related to derivative financial instruments are included in net gain (loss) on investments in the master funds’ statements of operations.

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

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. The Manager has evaluated the Fund’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements. The Manager is not aware of any tax positions or interest/penalties for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months.

(v)	Off-Balance Sheet Arrangements

The Fund does not engage in off-balance sheet arrangements with other entities.

Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

No disclosure is required hereunder as the Fund is a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K.

Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Graham Alternative Investment Fund I LLC Blended Strategies Portfolio Years ended December 31, 2018 and 2017 with Report of Independent Registered Public Accounting Firm

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
BLENDED STRATEGIES PORTFOLIO

40 Highland Avenue
Rowayton, CT 06853

The undersigned affirms, on behalf of Graham Alternative Investment Fund I LLC Blended Strategies Portfolio, that to the best of his knowledge and belief, the information contained in the attached audited financial statements of Graham Alternative Investment Fund I LLC Blended Strategies Portfolio for the years ended December 31, 2018 and 2017 is accurate and complete.

By:	Graham Capital Management, L.P., as
Sole Manager

By:
George Schrade
Chief Financial Officer
March 29, 2019

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Financial Statements

Years Ended December 31, 2018 and 2017

Financial Statements – Graham Alternative Investment Trading LLC

Report of Independent Registered Public Accounting Firm

To the Members and Manager of
Blended Strategies Portfolio

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Blended Strategies Portfolio (the “Portfolio”) (one of the series constituting Graham Alternative Investment Fund I LLC (the “Fund”)) as of December 31, 2018 and 2017, and the related statements of operations, changes in members’ capital and cash flows for each of the two years in the period then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Blended Strategies Portfolio (one of the series constituting Graham Alternative Investment Fund I LLC) at December 31, 2018 and 2017, the results of its operations, changes in its members’ capital and its cash flows for each of the two years in the period then ended, in conformity with U.S. generally accepted accounting principles.

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

March 29, 2019

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Statements of Financial Condition

	December 31,
	2018	2017
Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$31,314,964	$42,232,939
Redemptions receivable from Graham Alternative Investment Trading LLC	337,111	265,369
Total assets	$31,652,075	$42,498,308

Liabilities and members’ capital
Liabilities:
Redemptions payable	$337,111	$265,369
Total liabilities	337,111	265,369

Members’ capital:
Class 0 Units (137,453.802 and 167,183.591 units issued and outstanding at $133.70 and $140.90, respectively)	18,378,136	23,556,805
Class 2 Units (134,750.838 and 183,209.822 units issued and outstanding at $96.01 and $101.94, respectively)	12,936,828	18,676,134
Total members’ capital	31,314,964	42,232,939
Total liabilities and members’ capital	$31,652,075	$42,498,308

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Statements of Operations

	Years Ended December 31,
	2018	2017
Net loss allocated from investment in Graham Alternative Investment Trading LLC:
Net realized loss on investments	$(234,618)	$(1,663,254)
Net (decrease) increase in unrealized appreciation on investments	(673,571)	138,882
Brokerage commissions and fees	(275,290)	(359,595)
Net loss allocated from investment in Graham Alternative Investment Trading LLC	(1,183,479)	(1,883,967)

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	600,228	514,250

Expenses:
Advisory fees	574,952	1,004,481
Sponsor fees	321,383	620,543
Professional fees and other	203,041	203,546
Administrator’s fees	49,854	81,350
Incentive allocation	-	-
Total expenses	1,149,230	1,909,920
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(549,002)	(1,395,670)
Net loss	$(1,732,481)	$(3,279,637)

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Statements of Changes in Members’ Capital

Years Ended December 31, 2018 and 2017

	Class 0 Units		Class 2 Units		Total Members’ Capital
	Units	Capital	Units	Capital

Members’ capital, December 31, 2016	331,592.087	$48,718,754	225,124.868	$24,184,629	$72,903,383
Subscriptions	20,167.169	2,888,637	3,356.742	350,000	3,238,637
Redemptions	(184,575.665)	(25,976,272)	(45,271.788)	(4,653,172)	(30,629,444)
Net loss	–	(2,074,314)	–	(1,205,323)	(3,279,637)
Members’ capital, December 31, 2017	167,183.591	23,556,805	183,209.822	18,676,134	42,232,939
Subscriptions	1,966.934	275,000	974.513	100,000	375,000
Redemptions	(31,696.723)	(4,588,394)	(49,433.497)	(4,972,100)	(9,560,494)
Net loss	–	(865,275)	–	(867,206)	(1,732,481)
Members’ capital, December 31, 2018	137,453.802	$18,378,136	134,750.838	$12,936,828	$31,314,964

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Statements of Cash Flows

	Years Ended December 31,
	2018	2017
Cash flows provided by operating activities
Net loss	$(1,732,481)	$(3,279,637)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss allocated from investments in Graham Alternative Investment Trading LLC	1,732,481	3,279,637
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	9,488,752	31,572,061
Investments in Graham Alternative Investment Trading LLC	(375,000)	(3,238,637)
Net cash provided by operating activities	9,113,752	28,333,424

Cash flows used in financing activities
Subscriptions	375,000	3,238,637
Redemptions	(9,488,752)	(31,572,061)
Net cash used in financing activities	(9,113,752)	(28,333,424)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of year	–	–
Cash and cash equivalents, end of year	$–	$–

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Financial Statements

December 31, 2018

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

The Fund offers investors Class 0 and Class 2 Units (collectively the “Units”). The Fund invests all of its assets dedicated to trading in Graham Alternative Investment Trading LLC (“GAIT”), a Delaware Limited Liability Company which was formed on May 18, 2006 and commenced operations on August 1, 2006. GAIT invests in various master trading vehicles (“Master Funds”) and Graham Cash Assets LLC (“Cash Assets”), all of which are managed by Graham Capital Management, L.P. (the “Advisor” or “Manager”). The Manager is the manager and the sole investment advisor of GAIT and the Fund. The Manager is registered as a Commodity Pool Operator and Commodity Trading Advisor with the CFTC and is a member of the National Futures Association. The Manager is also registered with the Securities and Exchange Commission as an investment adviser. The Fund’s Units are registered under Section 12 of the Securities Exchange Act of 1934.

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

The performance of the Fund is directly affected by the performance of GAIT; therefore, these financial statements should be read in conjunction with the attached financial statements of GAIT, including the condensed schedules of investments.

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

Investment in Graham Alternative Investment Trading LLC

The Fund records its investment in GAIT at fair value based upon the Fund’s proportionate share of GAIT’s reported net asset value in accordance with U.S. GAAP. In determining its net asset value, GAIT records its investments in the Master Funds at fair value based upon GAIT’s proportionate share of the Master Funds’ reported net asset value. The Fund records its proportionate share of GAIT’s investment income and loss, expenses, fees, and realized and unrealized gains and losses on a monthly basis and includes them in the statements of operations. Purchases and sales of units in GAIT are recorded on a trade date basis. The accounting policies of GAIT are described in its attached financial statements.

GAIT charges its investors, including the Fund, an advisory fee, sponsor fee, and incentive allocation, all of which are described in detail in Note 4. The Fund does not charge any additional fees; however, each investor in the Fund indirectly bears a portion of the advisory fee, sponsor fee, and incentive allocation charged by GAIT.

At December 31, 2018 and 2017, the Fund owned 51.83% and 52.41%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2018 and 2017 by the Fund, GAIT, the Master Funds or Cash Assets.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At December 31, 2018 and 2017, no accruals have been recorded by the Fund for indemnifications.

Cash and Cash Equivalents

The Fund classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents. Cash deposited with a bank is subject to credit risk. In the event of the bank's insolvency, recovery of the Fund's cash would be limited to account insurance or other protection afforded by such deposit. At December 31, 2018 and 2017, the Fund did not have any cash or cash equivalents.

3. Capital Accounts

The Fund offers two classes (each a “Class”) of Units, being Class 0 Units and Class 2 Units. The Fund may issue additional Classes in the future subject to different fees, expenses or other terms, or to invest in other investment programs or combinations of investment programs managed by the Manager.

A separate capital account is maintained for each member with respect to each member’s Class of Units. The initial balance of each member’s capital account is equal to the initial subscription to the Fund by such member with respect to the Class to which such capital account relates. Each member’s capital account is increased by any additional subscription and decreased by any redemption by such member of Units of such Class to which the capital account relates. All income and expenses of the Fund are allocated among the Members’ Capital accounts in proportion to the balance that each capital account bears to the balance of all capital as of the beginning of such fiscal period.

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

Redemption Fees

Class 0 Units are not subject to a redemption fee. For the period from January 1, 2017 to March 31, 2017, Class 2 Units were subject to a redemption fee equal to 2% of their Members’ Capital if redeemed within six months from their subscription date and a redemption fee equal to 1% of their Members’ Capital if redeemed more than six and less than twelve months from their subscription date. Effective April 1, 2017, Class 2 Units were subject to a redemption fee equal to 0.75% of their Members’ Capital if redeemed within six months from their subscription date and a redemption fee equal to 0.40% of their Members’ Capital if redeemed more than six and less than twelve months from their subscription date. Effective July 1, 2017, Class 2 Units are no longer subject to a redemption fee. Redemption fees were payable to the Manager upon redemption of Units from the proceeds of such redemption. There were no such redemption fees paid to the Manager for the year ended December 31, 2017.

4. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of the Members’ Capital of such Class specified for the periods in the table below. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. For the years ended December 31, 2018 and 2017, the Advisory Fees allocated to the Fund by each Class of GAIT totaled $574,952 and $1,004,481, respectively.

Period	Annual Rate

For the period from January 1, 2017 through June 30, 2017	1.75%
For the period from July 1, 2017 through December 31, 2018	1.50%

See attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Financial Statements (continued)

4. Fees and Related Party Transactions (continued)

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the years ended December 31, 2018 and 2017, the Sponsor Fees allocated to the Fund by each Class of GAIT totaled $321,383 and $620,543, respectively.

Period	Class 0	Class 2

For the period from January 1, 2017 through March 31, 2017	0.75%	2.75%
For the period from April 1, 2017 through June 30, 2017	0.75%	1.50%
For the period from July 1, 2017 through December 31, 2018	0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of Members’ Capital redeemed from such class bears to the Members’ Capital of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to the Manager. There was no Incentive Allocation allocated to the Fund by GAIT for the years ended December 31, 2018 and 2017.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

Administrator’s Fee

For the years ended December 31, 2018 and 2017, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the years ended December 31, 2018 and 2017 were $49,854 and $81,350, respectively.

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

See attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Financial Statements (continued)

5. Income Taxes (continued)

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Fund identifies its major tax jurisdictions as the U.S. for federal tax purposes and Connecticut for state tax purposes. The Manager has evaluated the Fund’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for open tax years 2015 through 2017 or expected to be taken in the Fund’s 2018 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations and incentive allocation. No such interest and/or penalties were assessed to the Fund.

6. Financial Highlights

The following is the per Unit operating performance calculation for the years ended December 31, 2018 and 2017:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2016	$146.92	$107.43
Net loss:
Net investment loss	(2.82)	(3.08)
Net loss on investments	(3.20)	(2.41)
Net loss	(6.02)	(5.49)
Net asset value per Unit, December 31, 2017	140.90	101.94
Net loss:
Net investment loss	(1.57)	(1.91)
Net loss on investments	(5.63)	(4.02)
Net loss	(7.20)	(5.93)
Net asset value per Unit, December 31, 2018	$133.70	$96.01

See attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the years ended December 31, 2018 and 2017:

	Class 0		Class 2
	2018	2017	2018	2017

Total return before Incentive Allocation	(5.11)%	(4.10)%	(5.82)%	(5.11)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(5.11)%	(4.10)%	(5.82)%	(5.11)%

Net investment loss before Incentive Allocation	(1.11)%	(1.99)%	(1.87)%	(2.99)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(1.11)%	(1.99)%	(1.87)%	(2.99)%

Total expenses before Incentive Allocation	2.69%	2.85%	3.46%	3.85%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	2.69%	2.85%	3.46%	3.85%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total Members’ Capital adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital for Class 0 and Class 2 Units of the Fund for the years ended December 31, 2018 and 2017.

7. Subsequent Events

The Fund had subscriptions of approximately $0.1 million and redemptions of approximately $2.1 million from January 1, 2019 through March 29, 2019, the date through which subsequent events were evaluated by management and financial statements were available for issuance. These amounts have not been included in the financial statements.

See attached financial statements of Graham Alternative Investment Trading LLC.

Financial Statements

Graham Alternative Investment Trading LLC Years ended December 31, 2018 and 2017 with Report of Independent Registered Public Accounting Firm

GRAHAM ALTERNATIVE INVESTMENT TRADING LLC

40 Highland Avenue
Rowayton,  CT 06853

The undersigned affirms, on behalf of Graham Alternative Investment Trading LLC, that to the best of his knowledge and belief, the information contained in the attached audited financial statements of Graham Alternative Investment Trading LLC for the years ended December 31, 2018 and 2017 is accurate and complete.

By:	Graham Capital Management, L.P., as
Sole Manager

By:
George Schrade
Chief Financial Officer
March 29, 2019

Graham Alternative Investment Trading LLC

Financial Statements

Years Ended December 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the Members and Manager of
Graham Alternative Investment Trading LLC

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Graham Alternative Investment Trading LLC (the “Fund”), including the condensed schedules of investments, as of December 31, 2018 and 2017, and the related statements of operations and incentive allocation, changes in members’ capital and cash flows for each of the two years in the period then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Graham Alternative Investment Trading LLC at December 31, 2018 and 2017, the results of its operations, changes in its members’ capital and its cash flows for each of the two years in the period then ended, in conformity with U.S. generally accepted accounting principles.

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

Stamford, CT

March 29, 2019

Graham Alternative Investment Trading LLC

Statements of Financial Condition

	December 31,
	2018	2017
Assets
Investments in Master Funds, at fair value	$5,730,163	$7,809,515
Investment in Graham Cash Assets LLC, at fair value	55,501,064	73,474,604
Receivable from Master Funds	43	101
Total assets	$61,231,270	$81,284,220

Liabilities and members’ capital
Liabilities:
Redemptions payable	$520,046	$367,689
Accrued professional fees	165,656	171,603
Accrued advisory fees	76,351	101,840
Accrued sponsor fees	41,055	54,975
Accrued administrator’s fees	6,870	9,041
Payable to Master Funds	68	-
Total liabilities	810,046	705,148

Members’ capital:
Class 0 Units (263,114.613 and 331,577.130 units issued and outstanding at $133.70 and $140.90 per unit, respectively)	35,179,498	46,720,480
Class 2 Units (251,175.400 and 320,722.151 units issued and outstanding at $96.01 and $101.94 per unit, respectively)	24,114,225	32,693,924
Class M Units (4,671.470 units issued and outstanding at $241.36 and $249.32 per unit, respectively)	1,127,501	1,164,668
Total members’ capital	60,421,224	80,579,072
Total liabilities and members’ capital	$61,231,270	$81,284,220

See accompanying notes.

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	December 31, 2018		December 31, 2017
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$2,439,800	4.03%	$3,235,547	4.01%
Graham K4D Trading Ltd.	3,290,363	5.45%	4,573,968	5.68%
Total investments in Master Funds	$5,730,163	9.48%	$7,809,515	9.69%

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Operations and Incentive Allocation

	Years Ended December 31,
	2018	2017
Net loss allocated from investments in Master Funds:
Net realized loss on investments	$(503,880)	$(3,168,433)
Net (decrease) increase in unrealized appreciation on investments	(1,345,077)	287,917
Brokerage commissions and fees	(534,701)	(661,183)
Net loss allocated from investments in Master Funds	(2,383,658)	(3,541,699)

Net investment income allocated from investments in Master Funds	106,205	87,838

Investment income:
Interest income	1,059,277	859,221
Total investment income	1,059,277	859,221

Expenses:
Advisory fees	1,098,714	1,827,525
Sponsor fees	594,359	1,103,331
Professional fees and other	381,833	361,672
Administrator’s fees	96,803	149,581
Interest expense	12,287	12,217
Total expenses	2,183,996	3,454,326
Net investment loss of the Fund	(1,124,719)	(2,595,105)

Net loss	(3,402,172)	(6,048,966)

Incentive allocation	-	-

Net loss available for pro-rata allocation to all members	$(3,402,172)	$(6,048,966)

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Changes in Members’ Capital

Years Ended December 31, 2018 and 2017

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2016	650,889.077	$95,631,060	379,525.982	$40,771,563	4,671.470	$1,187,406	$137,590,029
Subscriptions	22,311.608	3,197,637	6,175.457	640,000	–	–	3,837,637
Redemptions	(341,623.555)	(48,128,656)	(64,979.288)	(6,670,972)	–	–	(54,799,628)
Incentive allocation	–	–	–	–	–	–	–
Net loss	–	(3,979,561)	–	(2,046,667)	–	(22,738)	(6,048,966)
Members’ capital, December 31, 2017	331,577.130	46,720,480	320,722.151	32,693,924	4,671.470	1,164,668	80,579,072
Subscriptions	1,966.934	275,000	974.513	100,000	–	–	375,000
Redemptions	(70,429.451)	(10,011,338)	(70,521.264)	(7,119,338)	–	–	(17,130,676)
Incentive allocation	–	–	–	–	–	–	–
Net loss	–	(1,804,644)	–	(1,560,361)	–	(37,167)	(3,402,172)
Members’ capital, December 31, 2018	263,114.613	$35,179,498	251,175.400	$24,114,225	4,671.470	$1,127,501	$60,421,224

See accompanying notes.

Graham Alternative Investment Trading LLC

 Statements of Cash Flows

	Years Ended December 31,
	2018	2017
Cash flows provided by operating activities
Net loss	$(3,402,172)	$(6,048,966)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss allocated from investments in Master Funds	2,277,453	3,453,861
Net income allocated from investment in Graham Cash Assets LLC	(1,059,277)	(859,221)
Proceeds from sale of investments in Master Funds	81,122,724	110,380,663
Proceeds from sale of investments in Graham Cash Assets LLC	76,894,719	139,927,540
Investments in Master Funds	(81,320,699)	(105,239,398)
Investments in Graham Cash Assets LLC	(57,861,902)	(89,226,111)
Changes in assets and liabilities:
Decrease in accrued advisory fees	(25,489)	(103,208)
Decrease in accrued sponsor fees	(13,920)	(103,124)
Decrease in accrued professional fees	(5,947)	(12,778)
Decrease in accrued administrator’s fees	(2,171)	(4,414)
Net cash provided by operating activities	16,603,319	52,164,844

Cash flows used in financing activities
Subscriptions	375,000	3,837,637
Redemptions	(16,978,319)	(56,002,481)
Net cash used in financing activities	(16,603,319)	(52,164,844)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of year	–	–
Cash and cash equivalents, end of year	$–	$–

Supplemental cash flow information
Interest paid	$12,287	$12,217

See accompanying notes.

Graham Alternative Investment Trading LLC

Notes to Financial Statements

December 31, 2018

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

The investment objective of GAIT is to achieve long-term capital appreciation through professionally managed trading through its investment in various master trading vehicles (“Master Funds”). As more fully described in Notes 2 and 3, these Master Funds invest in a broad range of derivative instruments such as currency forward and futures contracts; bond, interest rate, and index futures contracts; commodity forward and futures contracts, and options and swaps thereon traded on U.S. and foreign exchanges, as well as over-the-counter (“OTC”).

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at December 31, 2018 and 2017. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices held. The Master Funds’ currency translation gains and losses are included in the statements of operations and incentive allocation within net realized loss and net (decrease) increase in unrealized appreciation on investments.

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

GAIT’s investments in the Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in the Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2018 or 2017 by GAIT, the Master Funds, or Cash Assets.

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

Unrealized appreciation and depreciation from derivative financial instruments are recorded based on changes in their fair value. Realized gains and losses are recorded when the positions are closed. All unrealized and realized gains and losses related to derivative financial instruments are included in net gain (loss) on investments in the Master Funds’ statements of operations.

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Derivative Instruments (continued)

Futures Contracts (continued)

A futures contract represents a commitment for the future purchase or sale of an asset or cash settlement based on the value of an asset on a specified date. The purchase and sale of futures contracts are executed on an exchange which requires margin deposits with a Futures Commission Merchant (“FCM”). Subsequent payments are made or received by the Master Funds each day, depending on the daily fluctuations in the value of the contract. These changes in valuation are recorded for financial statement purposes as unrealized appreciation and depreciation by the Master Funds. Relative to over-the-counter derivative financial instruments, futures contracts provide reduced counterparty risk to the Master Funds since futures are exchange-traded and the exchanges’ clearing house guarantees the futures against default. However, some non-U.S. exchanges are “principals’ markets” in which no common clearing facility exists, and the Master Funds may look only to the clearing broker for performance of the contract. The U.S. Commodity Exchange Act requires an FCM to segregate all funds received from such FCM’s customers in respect of regulated futures transactions. If the FCM were not to do so to the full extent required by law, the assets of the Master Funds might not be fully protected in the event of the bankruptcy or insolvency of the FCM. In that case, the Master Funds would be limited to recovering only a pro rata share of all available funds segregated on behalf of the FCM’s combined customer accounts, even though certain property specifically traceable to the Master Funds was held by the FCM. In addition, in the event of bankruptcy or insolvency of an exchange or an affiliated clearing house, the Master Funds might experience a loss of funds deposited through its FCM as margin with such exchange or affiliated clearing house, the loss of unrealized profits on its open positions, and the loss of funds owed to it as realized profits on closed positions.

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

Exchange traded forward contracts are valued based upon the settlement prices as of the valuation date, established by the primary exchange upon which they are traded. All other forward contracts are valued based upon a forward curve constructed using independently quoted forward points. Changes in fair value of each forward contract are recognized as unrealized appreciation and depreciation.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Derivative Instruments (continued)

Swap Contracts

The Master Funds may enter into various swap contracts in an attempt to take advantage of changes in interest rates and asset values. Exchange traded interest rate swap contracts are executed on an exchange which requires margin deposits with a Central Clearing Counterparty (“CCP”). Subsequent payments are made or received by the Master Funds each day, depending on the daily fluctuations in the value of the contract. These changes in valuation are recorded for financial statement purposes as unrealized appreciation or depreciation by the Master Funds. Relative to over-the-counter interest rate swap contracts, exchange-traded interest rate swap contracts provide reduced counterparty risk since they are exchange-traded and the exchange’s clearinghouse guarantees against default. The Commodity Exchange Act requires a CCP to segregate all funds received from such CCP’s customers in respect of exchange traded interest rate swaps. If the CCP were not to do so to the full extent required by law, the assets of the Master Funds might not be fully protected in the event of the bankruptcy or insolvency of the CCP. In that case, the Master Funds would be limited to recovering only a pro rata share of all available funds segregated on behalf of the CCP’s combined customer accounts, even though certain property specifically traceable to the Master Funds is held by the CCP. In addition, in the event of bankruptcy or insolvency of an exchange or an affiliated clearing house, the Master Funds could experience a loss of funds deposited through its CCP as margin with such exchange or affiliated clearing house, the loss of unrealized profits on its open positions, and the loss of funds owed to it as realized profits on closed positions. All funds deposited with both U.S. and non-U.S. CCPs are included in due from brokers on the statements of financial condition. Over the counter swap contracts are not guaranteed by an exchange or an affiliated clearing house or regulated by any U.S. or foreign government authorities. Failure of a counterparty to meet its obligation under the terms of the swap contract could result in the loss of any unrealized appreciation on open positions. It may not be possible to dispose of or close out a swap position without the consent of the counterparty, and the Master Funds may not be able to enter into an offsetting contract in order to cover its risk.

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

When purchasing options, the Master Funds are exposed to counterparty risk to the extent that a seller of an over-the-counter option does not meet its obligations under the terms of the option contract. The maximum risk of loss to the Master Funds is the unrealized appreciation of the contracts and the premiums paid to purchase its open option contracts. Relative to over-the-counter options, exchange traded options provide reduced counterparty risk to the Master Funds since the exchanges’ clearinghouse guarantees the option against default.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the years ended December 31, 2018 and 2017 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $3,714,582 and $876,222 at December 31, 2018 and 2017, respectively. Graham Commodity Strategies LLC had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $1,049 and $12,435 at December 31, 2018 and 2017, respectively.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX seats and the shares of the CME Group at fair value. As of December 31, 2018 and 2017, the two NYMEX seats were valued at $220,000 and $260,000, respectively, and the 30,000 shares of CME Group were valued at $5,643,600 and $4,381,500, respectively, both of which are contained within Exchange Memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Chicago Board of Trade Membership

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat (“collectively, “CBOT memberships”). Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of December 31, 2018 and 2017, the two B-1/Full seats were valued at a total of $560,000 and $720,000, respectively, and the B-2/Associate seat was valued at $51,000 and $72,250, respectively, all of which are included in Exchange Memberships on the statements of financial condition. Additionally, Graham K4D Trading Ltd. owns a Chicago Mercantile Exchange (“CME”) seat valued at $145,500 and $232,000 at December 31, 2018 and 2017, respectively, which is also included in Exchange Memberships on the statements of financial condition. The CBOT memberships and CME seat are considered Level 1 assets as described in the Fair Value section of Note 2.

Fixed Income Securities

The fixed income securities positions are valued at the mean between the last reported bid and ask quotations received from independent brokers. GAIT is exposed to credit risk relating to whether the issuers will meet their obligations when they come due until the fixed income securities are sold or reach maturity.

Recent Accounting Pronouncement

In August 2018, the Financial Accounting Standards Board issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies, removes and adds certain disclosure requirements on fair value measurements. ASU 2018-13 removes the requirements to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between Levels, the valuation processes for Level 3 fair value measurements and changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements. ASU 2018-13 includes modified requirements to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and sales of Level 3 assets and liabilities in lieu of a Level 3 rollforward. For investments in certain entities that calculate net asset value, ASU 2018-13 requires an entity to disclose the timing of liquidation of the investee’s assets. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and early adoption is permitted. GAIT has elected to early adopt ASU 2018-13 as of the year ended December 31, 2018.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At December 31, 2018 and 2017, no accruals have been recorded by GAIT for indemnifications.

Cash and Cash Equivalents

GAIT classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents. Cash deposited with a bank is subject to credit risk. In the event of the bank's insolvency, recovery of the GAIT’s cash would be limited to account insurance or other protection afforded by such deposit. At December 31, 2018 and 2017, GAIT did not have any cash or cash equivalents.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds

As of December 31, 2018 and 2017, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its Members’ Capital are individually identified. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management or incentive allocation, and all offer monthly subscriptions and redemptions.

December 31, 2018
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss)

Global Macro Funds
Graham Commodity Strategies LLC	4.03%	$2,439,800	$2,535,205

Systematic Macro Funds
Graham K4D Trading Ltd.	5.45%	3,290,363	(4,812,658)
	9.48%	$5,730,163	$(2,277,453)

December 31, 2017
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss)

Global Macro Funds
Graham Commodity Strategies LLC	4.01%	$3,235,547	$(5,975,551)

Systematic Macro Funds
Graham K4D Trading Ltd.	5.68%	4,573,968	2,521,690
	9.69%	$7,809,515	$(3,453,861)

The following table summarizes the financial position of each Master Fund as of December 31, 2018:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Fixed income securities, at fair value (cost $62,362,617)	$-	$62,592,100
Due from brokers	76,813,273	13,515,716
Derivative financial instruments, at fair value	20,399,655	-
Exchange memberships, at fair value	5,863,600	756,500
Accrued interest income	36,830	364,002
Dividends receivable	36,750	-
Total assets	103,150,108	77,228,318

Liabilities:
Derivative financial instruments, at fair value	1,878,673	7,631,786
Interest payable	525	11,474
Total liabilities	1,879,198	7,643,260
Members’ Capital / Net Assets	$101,270,910	$69,585,058

Percentage of Master Fund held by GAIT	2.41%	4.73%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2018:

Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Exchange memberships (cost $2,146,960)
United States (cost $2,146,960)
Financial services (cost $2,146,960)			$5,863,600	5.79%
Total exchange memberships			$5,863,600	5.79%

Derivative financial instruments
Long contracts
Futures
Commodity			$3,698,683	3.65%
Currency			(1,165)	(0.00)%
Foreign index			(42,275)	(0.04)%
Interest rate
Fed Fund 30 day July 2019		13,491	14,851,438	14.67%
Fed Fund 30 day January 2019 - December 2019		15,909	4,051,887	4.00%
Other interest rate			719,375	0.71%
U.S. 5yr note March 2019		15,538	15,861,867	15.66%
U.S. 2yr - 10yr note March 2019		5,294	2,530,094	2.50%
U.S. long bond March 2019		200	(119,188)	(0.12)%
U.S. Ultra bond March 2019		411	947,844	0.94%
U.S. index			43,370	0.04%
Total futures			42,541,930	42.01%

Forwards
Chinese yuan / U.S. dollar 02/01/2019 - 10/15/2019	CNH	2,289,561,625	3,331,384	3.29%
Japanese yen / U.S. dollar 01/04/2019 - 01/07/2019	JPY	84,717,596,509	6,780,540	6.70%
Taiwan dollar / U.S. dollar 01/03/2019 - 06/13/2019	TWD	48,008,984,652	3,144,452	3.10%
Other foreign currency			869,160	0.86%
Total forwards			14,125,536	13.95%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2018:

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Long contracts (continued)
Options (cost $75,200,814)
Commodity futures		$2,337,480	2.31%
Currency
Euro dollar / U.S. dollar January 2019 - May 2019, $1.15 - $1.34 Call	3	849,954	0.83%
Euro dollar / U.S. dollar January 2019 - June 2019, $1.05 - $1.12 Put	5	3,613,066	3.57%
U.S. dollar / Chinese yuan January 2019, $7.20 Call	1	20	0.00%
U.S. dollar / Chinese yuan April 2019 - December 2019, $6.60 - $6.92 Put	4	9,111,130	9.00%
U.S. dollar / Japanese yen February 2019, $110.60 Put	1	7,663,920	7.57%
U.S. dollar / Japanese yen April 2019, $111.20 Put	1	7,368,200	7.27%
U.S. dollar / Japanese yen January 2019 - May 2019, $109.75 - $111.60 Put	6	17,712,554	17.49%
U.S. dollar / Taiwan dollar January 2019 - June 2019, $31.30 - $31.70 Call	11	1,806,425	1.78%
Other currency		10,550,246	10.42%
Interest rate
Euro dollar 1yr midcurve June 2019 – September 2019, $96.50 Put	2	(5,421,875)	(5.35)%
Euribor 2yr midcurve June 2019, $100.00 Call	1	4,171,579	4.12%
Other interest rate futures		7,249,033	7.16%
U.S. index futures		1,256,250	1.24%
Total options		68,267,982	67.41%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2018:

Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity			$225,676	0.22%
Foreign bond			(504,546)	(0.50)%
Interest rate
Fed Fund 30 day August 2019		(13,491)	(16,380,602)	(16.17)%
Fed Fund 30 day May 2019 - November 2019		(6,167)	(5,045,154)	(4.98)%
Other interest rate			(47,354)	(0.05)%
U.S. Ultra bond March 2019		(2,837)	(102,187)	(0.10)%
U.S. index			(242,000)	(0.24)%
Total futures			(22,096,167)	(21.82)%

Forwards
U.S. dollar / Chinese yuan 02/01/2019 - 10/15/2019	CNH	(2,874,294,571)	(3,464,643)	(3.42)%
U.S. dollar / Japanese yen 01/04/2019 - 01/07/2019	JPY	(51,210,507,355)	(3,940,829)	(3.89)%
U.S. dollar / Taiwan dollar 01/03/2019 - 06/13/2019	TWD	(56,242,002,182)	(8,214,043)	(8.11)%
Other foreign currency			3,420,784	3.37%
Total forwards			(12,198,731)	(12.05)%

Options (proceeds $66,816,605)
Commodity futures			(1,000,339)	(0.99)%
Euro dollar / U.S. dollar January 2019 - December 2019, $1.15 - $1.34 Call		(6)	(7,129,507)	(7.04)%
Euro dollar / U.S. dollar February 2019 - June 2019, $1.05 - $1.10 Put		(4)	(3,590,823)	(3.55)%
U.S. dollar / Chinese yuan January 2019, $7.40 Call		(1)	(20)	(0.00)%
U.S. dollar / Chinese yuan April 2019 - December 2019, $6.35 - $6.92 Put		(4)	(7,737,030)	(7.64)%
U.S. dollar / Japanese yen February 2019, $110.60 Put		(1)	(7,663,920)	(7.57)%
U.S. dollar / Japanese yen April 2019, $111.20 Put		(1)	(7,368,200)	(7.28)%
U.S. dollar / Japanese yen January 2019 - May 2019, $110.00 - $111.60 Put		(4)	(17,155,353)	(16.94)%
Taiwan dollar / U.S. dollar May 2019 - June 2019, $31.55 - $31.63 Call		(2)	(608,610)	(0.60)%
Other currency			(8,372,745)	(8.26)%
Euro dollar 1yr midcurve June 2019 - September 2019, $96.00 - $96.25 Put		(2)	1,921,875	1.90%
Euribor 2yr midcurve June 2019, $99.88 Call		(1)	(9,137,745)	(9.02)%
Other interest rate futures			(1,468,651)	(1.45)%
U.S. index futures			(2,808,500)	(2.77)%
Total options			(72,119,568)	(71.21)%
Total derivative financial instruments			$18,520,982	18.29%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2018:

Description	Principal / Number of Contracts / Notional Amounts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Fixed income securities owned (cost $62,362,617)
Bonds (cost $62,362,617)
United States (cost $62,362,617)
Government Bonds (cost $62,362,617)
U.S. Treasury bond 1.13% due 01/15/2019	$31,500,000	$31,486,465	45.25%
U.S. Treasury bond 1.38% due 01/15/2020	31,500,000	31,105,635	44.70%
Total United States		62,592,100	89.95%
Total bonds		62,592,100	89.95%
Total fixed income securities owned		$62,592,100	89.95%

Exchange memberships (cost $1,051,100)
United States (cost $1,051,100)
Financial services (cost $1,051,100)		$756,500	1.09%
Total exchange memberships		$756,500	1.09%

Derivative financial instruments
Long contracts
Futures
Commodity
Natural gas February 2019	378	$(5,558,587)	(7.99)%
Other commodity		(1,630,362)	(2.35)%
Currency
Japanese yen March 2019	4	11,862	0.02%
Other currency		(291,631)	(0.42)%
Foreign bond		4,250,332	6.11%
Foreign index		(1,951,495)	(2.80)%
Interest rate		480,650	0.69%
U.S. 10yr note March 2019	679	340,805	0.49%
U.S. long bond March 2019	886	1,496,445	2.15%
U.S. index		(3,303,916)	(4.75)%
Total futures		(6,155,897)	(8.85)%

Forwards
Japanese yen / U.S. dollar 01/04/2019 – 03/20/2019	JPY 7,409,817,000	518,746	0.75%
Foreign currency		876,576	1.26%
Total forwards		1,395,322	2.01%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2018:

Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity			$8,406,227	12.08%
Currency			27,885	0.04%
Foreign index			2,446,585	3.52%
Interest rate
90 day Eurodollar June 2020		(3,081)	(4,086,692)	(5.87)%
Other interest rate			(98,172)	(0.14)%
U.S. 2yr – 5yr note March 2019		(2,956)	(4,784,097)	(6.88)%
U.S. index			326,957	0.47%
Total futures			2,238,693	3.22%

Forwards
U.S. dollar / Japanese yen 01/04/2019 – 01/07/2019	JPY	(2,633,486,422)	(143,282)	(0.21)%
U.S. dollar / Japanese yen 03/20/2019	JPY	(22,697,264,000)	(6,247,196)	(8.98)%
Foreign currency			1,280,574	1.84%
Total forwards			(5,109,904)	(7.35)%
Total derivative financial instruments			$(7,631,786)	(10.97)%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of December 31, 2018:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$4,486,309	$10,924,441
Commodity futures options	2,337,480	-
Currency futures	475	59,691
Exchange memberships	5,863,600	756,500
Foreign bond futures	138,198	4,250,332
Foreign index futures	-	2,603,289
Interest rate futures	20,013,528	480,650
Interest rate futures options	13,342,488	-
U.S. bond futures	19,339,805	1,837,250
U.S. index futures	43,370	326,957
U.S. index futures options	1,256,250	-
Total Level 1	66,821,503	21,239,110

Level 2:
Foreign currency forwards	27,155,059	5,540,490
Foreign currency options	58,675,515	-
Government bonds*	-	62,592,100
Total Level 2	85,830,574	68,132,590
Total investment related assets	$152,652,077	$89,371,700

Liabilities
Level 1:
Commodity futures	$(561,950)	$(9,707,163)
Commodity futures options	(1,000,339)	-
Currency futures	(1,640)	(311,575)
Foreign bond futures	(642,744)	-
Foreign index futures	(42,275)	(2,108,199)
Interest rate futures	(21,863,938)	(4,184,864)
Interest rate futures options	(16,028,272)	-
U.S. bond futures	(221,375)	(4,784,097)
U.S. index futures	(242,000)	(3,303,916)
U.S. index futures options	(2,808,500)	-
Total Level 1	(43,413,033)	(24,399,814)

Level 2:
Foreign currency forwards	(25,228,254)	(9,255,072)
Foreign currency options	(59,626,208)	-
Total Level 2	(84,854,462)	(9,255,072)
Total investment related liabilities	$(128,267,495)	$(33,654,886)

* - See each Master Fund’s condensed schedule of investments for breakout of industry and geographic region.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its average quarterly notional amounts and number of contracts for the year ended December 31, 2018. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at December 31, 2018 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative assets	Derivative liabilities
Commodity price
Futures	$272,541,861	5,754	$(177,709,601)	(3,732)	$4,486,309	$(561,950)
Options (a)	1,298,537,787	18,027	(380,553,060)	(19,678)	2,337,480	(1,000,339)
	1,571,079,648	23,781	(558,262,661)	(23,410)	6,823,789	(1,562,289)
Equity price
Futures	319,487,143	5,171	(165,950,877)	(1,336)	43,370	(284,275)
Options (a)	254,692,833	16,240	(191,820,390)	(23,034)	1,256,250	(2,808,500)
	574,179,976	21,411	(357,771,267)	(24,370)	1,299,620	(3,092,775)
Foreign currency exchange rate
Forwards	16,918,431,703	N/A	(3,410,910,329)	N/A	27,155,059	(25,228,254)
Futures	423,939	4	-	-	475	(1,640)
Options (a)	2,197,339,066	51	(2,396,099,814)	(41)	58,675,515	(59,626,208)
	19,116,194,708	55	(5,807,010,143)	(41)	85,831,049	(84,856,102)
Interest rate
Futures	20,804,178,975	62,009	(25,465,899,339)	(76,933)	39,491,531	(22,728,057)
Options (a)	7,298,162,958	167,030	(8,522,843,364)	(123,049)	13,342,488	(16,028,272)
	28,102,341,933	229,039	(33,988,742,703)	(199,982)	52,834,019	(38,756,329)
Total	$49,363,796,265	274,286	$(40,711,786,774)	(247,803)	$146,788,477	$(128,267,495)

(a)	– Notional amounts for options are based on the delta-adjusted positions.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its average quarterly notional amounts and number of contracts for the year ended December 31, 2018. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at December 31, 2018 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative assets	Derivative liabilities
Commodity price
Futures	$352,534,389	4,767	$(315,959,595)	(5,520)	$10,924,441	$(9,707,163)
	352,534,389	4,767	(315,959,595)	(5,520)	10,924,441	(9,707,163)

Equity price
Futures	417,348,057	3,525	(137,133,948)	(1,719)	2,930,246	(5,412,115)
	417,348,057	3,525	(137,133,948)	(1,719)	2,930,246	(5,412,115)

Foreign currency exchange rate
Forwards	309,204,100	N/A	(781,505,253)	N/A	5,540,490	(9,255,072)
Futures	24,478,900	261	(16,744,023)	(166)	59,691	(311,575)
	333,683,000	261	(798,249,276)	(166)	5,600,181	(9,566,647)

Interest rate
Futures	1,794,077,328	9,368	(2,321,524,647)	(13,412)	6,568,232	(8,968,961)
	1,794,077,328	9,368	(2,321,524,647)	(13,412)	6,568,232	(8,968,961)
Total	$2,897,642,774	17,921	$(3,572,867,466)	(20,817)	$26,023,100	$(33,654,886)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at December 31, 2018 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$146,788,477	$(126,388,822)	$20,399,655	$-	$20,399,655
Derivative liabilities	(128,267,495)	126,388,822	(1,878,673)	1,878,673	-

Graham K4D Trading Ltd.[2]
Derivative assets	$26,023,100	$(26,023,100)	$-	$-	$-
Derivative liabilities	(33,654,886)	26,023,100	(7,631,786)	5,875,703	(1,756,083)

1 Net derivative asset amounts presented in the statements of financial condition are held with three counterparties. The Master Fund has pledged/received offsetting collateral to/from one of those counterparties as of December 31, 2018. At December 31, 2018, additional collateral pledged in the amount of $74,833,150 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

2 Net derivative asset and liability amounts presented in the statement of financial condition are held with two counterparties. At December 31, 2018, additional collateral pledged in the amount of $7,640,013 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the year ended December 31, 2018:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$1,610,124	$1,185,941

Net realized gain (loss) on investments	110,884,772	(59,156,197)
Net increase (decrease) in unrealized appreciation on investments	2,788,134	(38,911,339)
Brokerage commissions and fees	(18,599,777)	(729,122)
Net gain (loss) on investments	95,073,129	(98,796,658)
Net income (loss)	$96,683,253	$(97,610,717)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized (loss) gain and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the year ended December 31, 2018:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$(21,647,877)	$(29,727,153)
Options	(1,165,479)	-
	(22,813,356)	(29,727,153)
Equity price
Equities	1,222,100	(267,750)
Futures	54,261,527	(36,121,427)
Options	(10,056,860)	-
	45,426,767	(36,389,177)
Foreign currency exchange rate
Forwards	55,130,797	(23,455,994)
Futures	325,538	396,611
Options	(59,716,244)	-
	(4,259,909)	(23,059,383)
Interest rate
Fixed income securities	-	229,482
Futures	102,455,028	(9,121,305)
Options	(7,135,624)	-
	95,319,404	(8,891,823)
Total	$113,672,906	$(98,067,536)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of December 31, 2017:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$75,982,823	$57,953,421
Derivative financial instruments, at fair value	43,001,886	36,313,912
Exchange memberships, at fair value	4,641,500	1,024,250
Dividends receivable	73,500	-
Total assets	123,699,709	95,291,583

Liabilities:
Derivative financial instruments, at fair value	2,426,201	864,462
Total liabilities	2,426,201	864,462
Members’ Capital / Net Assets	$121,273,508	$94,427,121

Percentage of Master Fund held by GAIT	2.67%	4.84%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2017.

Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Exchange memberships (cost $2,146,960)
United States (cost $2,146,960)
Financial services (cost $2,146,960)			$4,641,500	3.83%
Total exchange memberships			$4,641,500	3.83%

Derivative financial instruments
Long contracts
Futures
Natural gas February 2018		658	$2,158,330	1.78%
Other commodity			5,434,751	4.48%
Foreign index			(354,017)	(0.29)%
Interest rate			(623,605)	(0.52)%
U.S. 2yr – 5yr note March 2018		10,027	850,898	0.70%
U.S. Ultra bond March 2018		313	991,875	0.82%
U.S. index			51,870	0.04%
Total futures			8,510,102	7.01%

Forwards
Chinese yuan / U.S. dollar 01/05/2018 – 06/27/2018	CNY	5,455,827,240	10,139,758	8.36%
Euro / U.S. dollar 01/02/2018 – 01/03/2018	EUR	931,390,201	4,434,234	3.66%
Other foreign currency			6,345,166	5.23%
Total forwards			20,919,158	17.25%

Options (cost $54,432,797)
Natural gas Euro February 2018 – March 2018, $2.85 – $4.00 Call		5	5,500,625	4.54%
Natural gas Euro April 2018, $2.40 Put		1	243,000	0.20%
Other commodity futures			6,436,170	5.30%
Euro / U.S. dollar January 2018 – June 2018, $1.20 – $1.25 Call		8	12,619,168	10.40%
U.S. dollar / Chinese yuan January 2018 – March 2018, $6.52 – $6.53 Put		2	1,194,579	0.99%
Other currency			4,387,683	3.62%
Euro Bund February 2018 – March 2018, $159.50 – $161.50 Put		4	2,750,159	2.27%
Interest rate futures			920,619	0.76%
U.S. index futures			2,361,250	1.95%
Total options			36,413,253	30.03%

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2017.

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Exchange memberships (cost $1,051,100)
United States (cost $1,051,100)
Financial services (cost $1,051,100)		$1,024,250	1.08%
Total exchange memberships		$1,024,250	1.08%

Derivative financial instruments
Long contracts
Futures
LME Aluminum March 2018	1,060	$4,755,763	5.04%
NY Harbor ULSD February 2018	779	4,733,191	5.01%
Brent crude oil March 2018	872	2,874,432	3.04%
WTI crude oil February 2018	560	1,896,805	2.01%
Other commodity		13,843,544	14.66%
Currency		58,265	0.06%
Foreign bond		(2,189,927)	(2.32)%
Foreign index		4,937,220	5.23%
Interest rate		(508,175)	(0.54)%
U.S. bond		441,140	0.47%
U.S. index		2,077,053	2.20%
Total futures		32,919,311	34.86%

Forwards
Foreign currency		8,014,637	8.49%
Total forwards		8,014,637	8.49%

Short contracts
Futures
LME Aluminum March 2018	(217)	(1,135,344)	(1.20)%
Other commodity		(656,808)	(0.70)%
Currency		299,999	0.32%
Foreign bond		545,339	0.58%
Foreign index		21,830	0.02%
Interest rate		580,989	0.62%
U.S. bond		3,659,496	3.87%
U.S. index		90,860	0.10%
Total futures		3,406,361	3.61%

Forwards
Foreign currency		(8,890,859)	(9.42)%
Total forwards		(8,890,859)	(9.42)%
Total derivative financial instruments		$35,449,450	37.54%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of December 31, 2017:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$13,829,633	$31,996,866
Commodity futures options	13,308,775	-
Currency futures	-	434,847
Exchange memberships	4,641,500	1,024,250
Foreign bond futures	9,019,012	2,311,119
Foreign index futures	-	6,250,768
Foreign index futures options	4,040,611	-
Interest rate futures	4,532,907	846,231
Interest rate futures options	2,225,495	-
U.S. bond futures	2,505,664	4,100,636
U.S. index futures	173,120	2,593,457
U.S. index futures options	2,361,250	-
Total Level 1	56,637,967	49,558,174

Level 2:
Foreign currency forwards	23,574,930	9,288,894
Foreign currency options	18,201,430	-
Total Level 2	41,776,360	9,288,894
Total investment related assets	$98,414,327	$58,847,068

Liabilities
Level 1:
Commodity futures	$(10,718,909)	$(5,685,283)
Commodity futures options	(7,603,655)	-
Currency futures	-	(76,583)
Foreign bond futures	-	(3,955,707)
Foreign bond futures options	(2,901,657)	-
Foreign index futures	(354,017)	(1,291,718)
Interest rate futures	(2,287,204)	(773,417)
Interest rate futures options	(985,631)	-
U.S. bond futures	(6,980,813)	-
U.S. index futures	(121,250)	(425,544)
U.S. index futures options	(1,976,250)	-
Total Level 1	(33,929,386)	(12,208,252)

Level 2:
Foreign currency forwards	(14,048,451)	(10,165,116)
Foreign currency options	(5,219,305)	-
Total Level 2	(19,267,756)	(10,165,116)
Total investment related liabilities	$(53,197,142)	$(22,373,368)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its average quarterly notional amounts and number of contracts for the year ended December 31, 2017. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at December 31, 2017 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its average quarterly notional amounts and number of contracts for the year ended December 31, 2017. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at December 31, 2017 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which generally range in maturity from one to thirty months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT’s investment in GCA at December 31, 2018 and 2017 is $55,501,064 and $73,474,604 which represents a percentage of GAIT’s members’ capital of 91.86% and 91.18%, respectively.

GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis. For the years ended December 31, 2018 and 2017, the total amount recognized by GAIT with respect to its investment in Cash Assets was $1,059,277 and $859,221, respectively. These amounts are included in interest income in the statements of operations and incentive allocation. At December 31, 2018 and 2017, GAIT owned approximately 1.26% and 1.39%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$727,311,005	$793,958,319
Investments in fixed income securities (amortized cost $3,678,136,029 and $4,468,747,923, respectively)	3,678,136,029	4,468,747,923
Interest receivable	12,116,133	11,157,235
Total assets	4,417,563,167	5,273,863,477
Members’ capital	$4,417,563,167	$5,273,863,477

The following table summarizes the results of operations of Cash Assets for the years ended December 31, 2018 and 2017:

	2018	2017
Investment income
Interest income	$81,860,549	$42,251,368
Total investment income	81,860,549	42,251,368

Expenses:
Bank fee expense	130,571	69,771
Total expenses	130,571	69,771
Net investment income	81,729,978	42,181,597
Net income	$81,729,978	$42,181,597

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2018:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $3,678,136,029)
United States
Government Bonds (amortized cost $3,678,136,029)
U.S. Treasury bonds 0.75% – 3.13% due 01/15/2019 – 10/31/2020	$3,700,000,000	$3,678,136,029	83.26%
Total Government Bonds		3,678,136,029	83.26%
Total United States		3,678,136,029	83.26%
Total Investments in Fixed Income Securities		$3,678,136,029	83.26%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2017:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $4,468,747,923)
United States
Government Bonds (amortized cost $4,043,922,365)
U.S. Treasury bonds 0.63% – 3.13% due 01/15/2018 – 04/30/2020	$4,050,000,000	$4,043,922,365	76.68%
Total Government Bonds		4,043,922,365	76.68%

Treasury Bills (amortized cost $424,825,558)
U.S. Treasury bills 0.00% due 01/04/2018 – 01/25/2018	425,000,000	424,825,558	8.05%
Total Treasury Bills		424,825,558	8.05%
Total United States		4,468,747,923	84.73%
Total Investments in Fixed Income Securities		$4,468,747,923	84.73%

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of December 31, 2018 and 2017:

	2018	2017
Assets
Level 2:
Fixed income securities
Government bonds	$3,678,136,029	$4,043,922,365
Treasury bills	-	424,825,558
Total fixed income securities	3,678,136,029	4,468,747,923
Total Level 2	3,678,136,029	4,468,747,923
Total assets	$3,678,136,029	$4,468,747,923

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

A separate capital account is maintained for each member with respect to each Class of Units held by such member. The initial balance of each member’s capital account is equal to the initial contribution to GAIT with respect to the Class to which such capital account relates. Each member’s Capital Account is increased by any additional subscription and decreased by any redemption by such member of Units of such Class to which the capital account relates. All income and expenses of GAIT are allocated among the capital accounts of the members in proportion to the balance that each capital account bears to the balance of all capital accounts as of the beginning of such fiscal period.

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

6. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of the Members’ Capital of such Class specified for the periods in the table below. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. The Advisory Fees paid to the Manager for the years ended December 31, 2018 and 2017 were $1,098,714 and $1,827,525, respectively.

Period	Annual Rate

For the period from January 1, 2017 through June 30, 2017	1.75%
For the period from July 1, 2017 through December 31, 2018	1.50%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

6. Fees and Related Party Transactions (continued)

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified for the periods in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager for the years ended December 31, 2018 and 2017 were $594,359 and $1,103,331, respectively.

Period	Class 0	Class 2

For the period from January 1, 2017 through March 31, 2017	0.75%	2.75%
For the period from April 1, 2017 through June 30, 2017	0.75%	1.50%
For the period from July 1, 2017 through December 31, 2018	0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. There was no Incentive Allocation for the years ended December 31, 2018 and 2017.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

Administrator’s Fee

For the years ended December 31, 2018 and 2017, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $96,803 and $149,581, respectively.

7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s revenues and expenses for income tax purposes.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

7. Income Taxes (continued)

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. GAIT identifies its major tax jurisdictions as the U.S. for federal tax purposes and Connecticut for state tax purposes. The Manager has evaluated GAIT’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for open tax years 2015 through 2017 or expected to be taken in GAIT’s 2018 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations. No such interest and/or penalties were assessed to GAIT.

8. Financial Highlights

The following is the per Unit operating performance calculation for the years ended December 31, 2018 and 2017:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2016	$146.92	$107.43
Net loss:
Net investment loss	(2.80)	(3.06)
Net loss on investments	(3.22)	(2.43)
Net loss	(6.02)	(5.49)
Net asset value per Unit, December 31, 2017	140.90	101.94
Net loss:
Net investment loss	(1.57)	(1.91)
Net loss on investments	(5.63)	(4.02)
Net loss	(7.20)	(5.93)
Net asset value per Unit, December 31, 2018	$133.70	$96.01

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the years ended December 31, 2018 and 2017:

	Class 0		Class 2
	2018	2017	2018	2017

Total return before Incentive Allocation	(5.11)%	(4.10)%	(5.82)%	(5.11)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(5.11)%	(4.10)%	(5.82)%	(5.11)%

Net investment loss before Incentive Allocation	(1.11)%	(1.97)%	(1.87)%	(2.97)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(1.11)%	(1.97)%	(1.87)%	(2.97)%

Total expenses before Incentive Allocation	2.71%	2.83%	3.47%	3.83%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	2.71%	2.83%	3.47%	3.83%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

8. Financial Highlights (continued)

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total Members’ Capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital of GAIT, excluding that of the Managing Member, for the years ended December 31, 2018 and 2017.

9. Subsequent Events

GAIT had subscriptions of $0.4 million and redemptions of approximately $2.8 million from January 1, 2019 through March 29, 2019, the date through which subsequent events were evaluated by management and financial statements were available for issuance. These amounts have not been included in the financial statements.

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

Based on their evaluation as of December 31, 2018, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Manager’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

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

Management’s Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Manager’s internal control over financial reporting for the Fund as of December 31, 2018. Management based its assessment on criteria established in Internal Control – Integrated Framework issues by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. As a result of this assessment and based on the criteria in the COSO framework, management, including the principal financial and principal executive officers, has concluded that, as of December 31, 2018, the Manager’s internal control over financial reporting for the Fund was effective.

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

GAIF I itself has no officers, directors or employees.  GAIF I’s affairs are managed by the Manager.  The general partner of the Manager is KGT, Inc.  Kenneth G. Tropin is the sole director of KGT, Inc.  Messrs. Brian Douglas, James Medeiros, Pablo Calderini, Robert E. Murray, and George Schrade serve as Chief Operating Officer, Chief Executive Officer, President and Chief Investment Officer, Vice Chairman, and Chief Financial Officer, respectively, of the Manager. None of these individuals currently serves as a director of a public company.  Messrs. Kenneth G. Tropin, Brian Douglas, James Medeiros, Pablo Calderini, Robert E. Murray and George Schrade each have filed initial reports on Form 3.

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

As described under “Item 1. Business,” the Fund pays the Manager the Sponsor Fee. For the year ended December 31, 2018, the Fund paid the Manager Sponsor Fees of $321,383.

As compensation for its services as investment manager to the Fund, the Manager is paid the Advisory Fees described under “Item 1. Business,” and may receive Incentive Allocations also as described under “Item 1. Business.” For the year ended December 31, 2018, the Fund paid the Manager Advisory Fees of $574,952 and the Manager received an Incentive Allocation of $0.

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

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for each of the years ended December 31, 2018 and December 31, 2017 for the audit of the Fund’s annual financial statements, review of financial statements included in the Fund’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

FEE CATEGORY	2018		2017
Audit Fees	$85,400	*	$82,000
Audit-Related Fees	–		–
Tax Fees	37,000	*	51,000
All Other Fees	–		–
TOTAL FEES	$122,400	*	$133,000

*	Amount expected to be billed for 2018 services.

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

Statements of Financial Condition at December 31, 2018 and 2017
Statements of Operations for the years ended December 31, 2018 and 2017
Statements of Changes in Members’ Capital for the years ended December 31, 2018 and 2017
Statements of Cash Flows for the years ended December 31, 2018 and 2017
Notes to Financial Statements.

(b)	Exhibits

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference.

Exhibit Designation	Description
* 3.1	Certificate of Formation of Graham Alternative Investment Fund I LLC
**3.1(a)	Certificate of Amendment to Certificate of Formation of Graham Alternative Investment Fund I LLC
** 3.2	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC
* 10.1	Form of Subscription Agreement
* 10.2	Form of Placement Agreement
***10.10	Safekeeping Account Agreement between Graham Cash Assets LLC and Bank of America, N.A.
**** 31.1	Rule 13a-14(a)/15d Certification (Certification of Principal Executive Officer).
**** 31.2	Rule 13a-14(a)/15d Certification (Certification of Principal Financial Officer).
**** 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Principal Financial Officer)

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

Dated: March 29, 2019	GRAHAM ALTERNATIVE INVESTMENT FUND I LLC BLENDED STRATEGIES PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

		By:	/s/ Brian Douglas
Brian Douglas, Chief Operating Officer

By:	/s/ George Schrade
George Schrade, Chief Financial Officer