Form 10-Q
period 2019-06-30
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2019-08-14
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes ☐  No ☒

As of August 1, 2019, 225,226.360 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC

BLENDED STRATEGIES PORTFOLIO
FORM 10-Q

PART II - Other Information	70

Exhibits	72

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification

Index
PART I

Item 1.	Financial Statements

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Statements of Financial Condition

	June 30, 2019 (Unaudited)	December 31, 2018 (Audited)
Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$27,553,123	$31,314,964
Redemptions receivable from Graham Alternative Investment Trading LLC	396,934	337,111
Total assets	$27,950,057	$31,652,075

Liabilities and members’ capital
Liabilities:
Redemptions payable	$396,934	$337,111
Total liabilities	396,934	337,111

Members’ capital:
Class 0 Units (111,901.393 and 137,453.802 units issued and outstanding at $142.21 and $133.70, respectively)	15,914,030	18,378,136
Class 2 Units (114,403.977 and 134,750.838 units issued and outstanding at $101.74 and $96.01, respectively)	11,639,093	12,936,828
Total members’ capital	27,553,123	31,314,964
Total liabilities and members’ capital	$27,950,057	$31,652,075

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net gain (loss) allocated from investment in Graham Alternative Investment Trading LLC
Net realized gain (loss) on investments	$1,460,154	$(223,836)	$1,199,041	$1,787,753
Net increase (decrease) in unrealized appreciation on investments	394,933	(207,693)	733,438	(1,209,184)
Brokerage commissions and fees	(64,147)	(67,252)	(117,286)	(153,481)
Net gain (loss) allocated from investment in Graham Alternative Investment Trading LLC	1,790,940	(498,781)	1,815,193	425,088

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC
Investment income
Interest income	147,344	150,438	294,610	288,750

Expenses
Advisory fees	107,527	148,423	219,332	306,103
Sponsor fees	57,731	84,197	117,588	172,576
Professional fees and other	39,069	29,847	70,838	55,426
Administrator’s fees	9,407	12,802	19,539	26,367
Interest expense	1,598	-	3,185	-
Total expenses	215,332	275,269	430,482	560,472
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(67,988)	(124,831)	(135,872)	(271,722)
Net income (loss)	$1,722,952	$(623,612)	$1,679,321	$153,366

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Changes in Members’ Capital

For the three and six months ended June 30, 2019

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2018	137,453.802	$18,378,136	134,750.838	$12,936,828	$31,314,964
Subscriptions	564.711	75,000	–	–	75,000
Redemptions	(11,007.395)	(1,465,554)	(15,884.948)	(1,509,226)	(2,974,780)
Net loss	–	(6,281)	–	(37,350)	(43,631)
Members’ capital, March 31, 2019	127,011.118	16,981,301	118,865.890	11,390,252	28,371,553
Subscriptions	934.934	125,000	–	–	125,000
Redemptions	(16,044.659)	(2,218,094)	(4,461.913)	(448,288)	(2,666,382)
Net income	–	1,025,823	–	697,129	1,722,952
Members’ capital, June 30, 2019	111,901.393	$15,914,030	114,403.977	$11,639,093	$27,553,123

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Changes in Members’ Capital (continued)

For the three and six months ended June 30, 2018

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2017	167,183.591	$23,556,805	183,209.822	$18,676,134	$42,232,939
Subscriptions	–	–	–	–	–
Redemptions	(17,437.576)	(2,601,690)	(2,480.174)	(264,470)	(2,866,160)
Net income	–	494,527	–	282,451	776,978
Members’ capital, March 31, 2018	149,746.015	21,449,642	180,729.648	18,694,115	40,143,757
Subscriptions	527.126	75,000	974.513	100,000	175,000
Redemptions	(3,772.321)	(544,648)	(13,063.559)	(1,332,691)	(1,877,339)
Net loss	–	(311,096)	–	(312,516)	(623,612)
Members’ capital, June 30, 2018	146,500.820	$20,668,898	168,640.602	$17,148,908	$37,817,806

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Cash Flows

	Six Months Ended June 30,
	2019	2018
Cash flows provided by operating activities
Net income	$1,679,321	$153,366
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) allocated from investments in Graham Alternative Investment Trading LLC	(1,679,321)	(153,366)
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	5,581,339	3,856,556
Investments in Graham Alternative Investment Trading LLC	(200,000)	(175,000)
Net cash provided by operating activities	5,381,339	3,681,556

Cash flows used in financing activities
Subscriptions	200,000	175,000
Redemptions	(5,581,339)	(3,856,556)
Net cash used in financing activities	(5,381,339)	(3,681,556)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements

June 30, 2019

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

At June 30, 2019 and December 31, 2018, the Fund owned 48.84% and 51.83%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the six months ended June 30, 2019 or the year ended December 31, 2018 by the Fund, GAIT, the Master Funds or Cash Assets.

Cash and Cash Equivalents

The Fund classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of the Fund’s cash would be limited to account insurance or other protection afforded by such deposit. At June 30, 2019 and December 31, 2018, the Fund did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At June 30, 2019 and December 31, 2018, no accruals have been recorded by the Fund for indemnifications.

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

4. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month. For the six months ended June 30, 2019 and 2018, the Advisory Fees allocated to the Fund by each Class of GAIT totaled $219,332 and $306,103, respectively.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

4. Fees and Related Party Transactions (continued)

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the six months ended June 30, 2019 and 2018, the Sponsor Fees allocated to the Fund by each Class of GAIT totaled $117,588 and $172,576, respectively.

Class 0	Class 2

0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of Members’ Capital redeemed from such class bears to the capital of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to the Manager. There was no Incentive Allocation allocated to the Fund by GAIT for the six months ended June 30, 2019 and 2018.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

Administrator’s Fee

For the six months ended June 30, 2019 and 2018, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the six months ended June 30, 2019 and 2018 were $19,539 and $26,367, respectively.

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

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

5. Income Taxes (continued)

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Fund identifies its major tax jurisdictions as U.S. for Federal tax purposes and Connecticut for state tax purposes. The Manager has evaluated the Fund’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for open tax years 2016 through 2018 or expected to be taken in the Fund’s 2019 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations. No such interest and/or penalties were assessed to the Fund for the six months ended June 30, 2019 and 2018.

6. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended June 30, 2019 and 2018:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, March 31, 2018	$143.24	$103.44
Net loss:
Net investment loss	(0.33)	(0.43)
Net loss on investments	(1.83)	(1.32)
Net loss	(2.16)	(1.75)
Net asset value per unit, June 30, 2018	$141.08	$101.69

Net asset value per unit, March 31, 2019	$133.70	$95.82
Net gain:
Net investment loss	(0.23)	(0.35)
Net gain on investments	8.74	6.27
Net gain	8.51	5.92
Net asset value per unit, June 30, 2019	$142.21	$101.74

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average Members’ Capital, excluding the managing member, and total return for the three months ended June 30, 2019 and 2018:

	Class 0		Class 2
	2019	2018	2019	2018

Total return before Incentive Allocation	6.36%	(1.51)%	6.18%	(1.69)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	6.36%	(1.51)%	6.18%	(1.69)%

Net investment loss before Incentive Allocation	(0.17)%	(0.23)%	(0.35)%	(0.42)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.17)%	(0.23)%	(0.35)%	(0.42)%

Total expenses before Incentive Allocation	0.70%	0.61%	0.87%	0.81%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.70%	0.61%	0.87%	0.81%

The following is the per Unit operating performance calculation for the six months ended June 30, 2019 and 2018:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2017	$140.90	$101.94
Net gain (loss):
Net investment loss	(0.71)	(0.91)
Net gain on investments	0.89	0.66
Net gain (loss)	0.18	(0.25)
Net asset value per unit, June 30, 2018	$141.08	$101.69

Net asset value per unit, December 31, 2018	$133.70	$96.01
Net gain:
Net investment loss	(0.43)	(0.67)
Net gain on investments	8.94	6.40
Net gain	8.51	5.73
Net asset value per unit, June 30, 2019	$142.21	$101.74

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average Members’ Capital, excluding the managing member, and total return for the six months ended June 30, 2019 and 2018:

	Class 0		Class 2
	2019	2018	2019	2018

Total return before Incentive Allocation	6.36%	0.13%	5.97%	(0.25)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	6.36%	0.13%	5.97%	(0.25)%

Net investment loss before Incentive Allocation	(0.32)%	(0.50)%	(0.69)%	(0.87)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.32)%	(0.50)%	(0.69)%	(0.87)%

Total expenses before Incentive Allocation	1.34%	1.21%	1.70%	1.59%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	1.34%	1.21%	1.70%	1.59%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total Members’ Capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital for Class 0 and Class 2 Units of the Fund for the three and six months ended June 30, 2019 and 2018, and are not annualized.

7. Subsequent Events

The Fund had no subscriptions and redemptions of approximately $0.1 million from July 1, 2019 through August 14, 2019, the date through which subsequent events were evaluated by management and financial statements were available for issuance. These amounts have not been included in the financial statements.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	June 30, 2019 (Unaudited)	December 31, 2018 (Audited)
Assets
Investments in Master Funds, at fair value	$6,459,391	$5,730,163
Investment in Graham Cash Assets LLC, at fair value	50,834,927	55,501,064
Receivable from Master Funds	431	43
Total assets	$57,294,749	$61,231,270

Liabilities and members’ capital
Liabilities:
Redemptions payable	$643,487	$520,046
Accrued professional fees	119,618	165,656
Accrued advisory fees	68,989	76,351
Accrued sponsor fees	36,887	41,055
Accrued administrator’s fee	6,213	6,870
Payable to Master Funds	306	68
Total liabilities	875,500	810,046

Members’ capital:
Class 0 Units (231,497.598 and 263,114.613 units issued and outstanding at $142.21 and $133.70 per unit, respectively)	32,922,373	35,179,498
Class 2 Units (219,052.070 and 251,175.400 units issued and outstanding at $101.74 and $96.01 per unit, respectively)	22,285,644	24,114,225
Class M Units (4,671.470 units issued and outstanding at $259.28 and $241.36 per unit, respectively)	1,211,232	1,127,501
Total members’ capital	56,419,249	60,421,224
Total liabilities and members’ capital	$57,294,749	$61,231,270

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	June 30, 2019 (Unaudited)		December 31, 2018 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$2,643,661	4.69%	$2,439,800	4.03%
Graham K4D Trading Ltd.	3,815,730	6.76%	3,290,363	5.45%
Total investments in Master Funds	$6,459,391	11.45%	$5,730,163	9.48%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net gain (loss) allocated from investments in Master Funds
Net realized gain (loss) on investments	$2,958,538	$(422,206)	$2,446,501	$3,435,330
Net increase (decrease) in unrealized appreciation on investments	779,631	(422,482)	1,458,419	(2,427,780)
Brokerage commissions and fees	(129,129)	(130,960)	(232,890)	(297,763)
Net gain (loss) allocated from investments in Master Funds	3,609,040	(975,648)	3,672,030	709,787

Net investment income allocated from investments in Master Funds	23,625	24,340	49,209	48,367

Investment income
Interest income	272,712	268,546	534,378	511,699
Total investment income	272,712	268,546	534,378	511,699

Expenses
Advisory fees	211,828	284,535	425,728	584,401
Sponsor fees	112,687	154,986	226,657	317,479
Professional fees and other	78,455	58,187	140,525	107,649
Administrator’s fees	18,922	24,926	38,680	51,108
Interest expense	3,215	-	6,310	-
Total expenses	425,107	522,634	837,900	1,060,637
Net investment loss of the Fund	(152,395)	(254,088)	(303,522)	(548,938)

Net income (loss)	3,480,270	(1,205,396)	3,417,717	209,216

Incentive allocation	-	-	-	-

Net income (loss) available for pro-rata allocation to all members	$3,480,270	$(1,205,396)	$3,417,717	$209,216

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the three and six months ended June 30, 2019

	Class 0		Class 2		Class M		Total Capital
	Units	Capital	Units	Capital	Units	Capital

Members’ capital, December 31, 2018	263,114.613	$35,179,498	251,175.400	$24,114,225	4,671.470	$1,127,501	$60,421,224
Subscriptions	2,447.080	325,000	775.525	73,500	–	–	398,500
Redemptions	(15,238.411)	(2,029,083)	(23,162.529)	(2,203,496)	–	–	(4,232,579)
Net (loss) income	–	(7,364)	–	(60,726)	–	5,537	(62,553)
Members’ capital, March 31, 2019	250,323.282	33,468,051	228,788.396	21,923,503	4,671.470	1,133,038	56,524,592
Subscriptions	1,308.908	175,000	–	–	–	–	175,000
Redemptions	(20,134.592)	(2,789,632)	(9,736.326)	(970,981)	–	–	(3,760,613)
Net income	–	2,068,954	–	1,333,122	–	78,194	3,480,270
Members’ capital, June 30, 2019	231,497.598	$32,922,373	219,052.070	$22,285,644	4,671.470	$1,211,232	$56,419,249

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital (continued)

For the three and six months ended June 30, 2018

	Class 0		Class 2		Class M		Total Capital
	Units	Capital	Units	Capital	Units	Capital

Members’ capital, December 31, 2017	331,577.130	$46,720,480	320,722.151	$32,693,924	4,671.470	$1,164,668	$80,579,072
Subscriptions	–	–	–	–	–	–	–
Redemptions	(21,577.372)	(3,205,378)	(6,473.455)	(689,158)	–	–	(3,894,536)
Net income	–	889,307	–	500,135	–	25,170	1,414,612
Members’ capital, March 31, 2018	309,999.758	44,404,409	314,248.696	32,504,901	4,671.470	1,189,838	78,099,148
Subscriptions	527.126	75,000	974.513	100,000	–	–	175,000
Redemptions	(6,062.765)	(871,157)	(21,114.780)	(2,157,237)	–	–	(3,028,394)
Net loss	–	(653,289)	–	(540,059)	–	(12,048)	(1,205,396)
Members’ capital, June 30, 2018	304,464.119	$42,954,963	294,108.429	$29,907,605	4,671.470	$1,177,790	$74,040,358

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

 Unaudited Statements of Cash Flows

	Six Months Ended June 30,
	2019	2018
Cash flows provided by operating activities
Net income	$3,417,717	$209,216
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) allocated from investments in Master Funds	(3,721,239)	(758,154)
Net (income) allocated from investment in Graham Cash Assets LLC	(534,378)	(511,699)
Proceeds from sale of investments in Master Funds	33,664,788	37,132,321
Proceeds from sale of investments in Graham Cash Assets LLC	31,779,972	33,702,467
Investments in Master Funds	(30,672,927)	(36,640,768)
Investments in Graham Cash Assets LLC	(26,579,457)	(27,442,898)
Changes in assets and liabilities:
Decrease in accrued professional fees	(46,038)	(97,012)
Decrease in accrued advisory fees	(7,362)	(9,938)
Decrease in accrued sponsor fees	(4,168)	(4,962)
Decrease in accrued administrator’s fee	(657)	(994)
Net cash provided by operating activities	7,296,251	5,577,579

Cash flows used in financing activities
Subscriptions	573,500	175,000
Redemptions	(7,869,751)	(5,752,579)
Net cash used in financing activities	(7,296,251)	(5,577,579)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental cash flow information
Interest paid	$6,310	$–

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

June 30, 2019

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at June 30, 2019 and December 31, 2018. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices held. The Master Funds’ currency translation gains and losses are included in the statements of operations and incentive allocation within net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments.

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

GAIT’s investments in the Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in the Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the six months ended June 30, 2019 or the year ended December 31, 2018 by GAIT, the Master Funds, or Cash Assets.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the six months ended June 30, 2019 and the year ended December 31, 2018 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $5,541,946 and $3,714,582 at June 30, 2019 and December 31, 2018, respectively. Graham Commodity Strategies LLC had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $0 and $1,049 at June 30, 2019 and December 31, 2018, respectively.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX seats and the shares of the CME Group at fair value. As of June 30, 2019 and December 31, 2018, the two NYMEX seats were valued at $220,000 and $220,000, respectively, and the 30,000 shares of CME Group were valued at $5,823,300 and $5,643,600, respectively, both of which are contained within Exchange Memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Chicago Board of Trade Membership

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat (“collectively, “CBOT memberships”). Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of June 30, 2019 and December 31, 2018, the two B-1/Full seats were valued at a total of $520,000 and $560,000, respectively, and the B-2/Associate seat was valued at $40,500 and $51,000, respectively, all of which are included in Exchange Memberships on the statements of financial condition. Additionally, Graham K4D Trading Ltd. owns a Chicago Mercantile Exchange (“CME”) seat valued at $111,500 and $145,500 at June 30, 2019 and December 31, 2018, respectively, which is also included in Exchange Memberships on the statements of financial condition. The CBOT memberships and CME seat are considered Level 1 assets as described in the Fair Value section of Note 2.

Fixed Income Securities

The fixed income securities positions are valued at the mean between the last reported bid and ask quotations received from independent brokers. GAIT is exposed to credit risk relating to whether the issuers will meet their obligations when they come due until the fixed income securities are sold or reach maturity.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At June 30, 2019 and December 31, 2018, no accruals have been recorded by GAIT for indemnifications.

Cash and Cash Equivalents

GAIT classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of the GAIT’s cash would be limited to account insurance or other protection afforded by such deposit. At June 30, 2019 and December 31, 2018, GAIT did not have any cash or cash equivalents.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds

As of June 30, 2019 and December 31, 2018, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its Members’ Capital are individually identified. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management or incentive allocation, and all offer monthly subscriptions and redemptions.

June 30, 2019
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (six months ended June 2019)

Global Macro Funds
Graham Commodity Strategies LLC	4.69%	$2,643,661	$1,275,321

Systematic Macro Funds
Graham K4D Trading Ltd.	6.76%	3,815,730	2,445,918
	11.45%	$6,459,391	$3,721,239

December 31, 2018
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss) (six months ended June 2018)

Global Macro Funds
Graham Commodity Strategies LLC	4.03%	$2,439,800	$3,374,691

Systematic Macro Funds
Graham K4D Trading Ltd.	5.45%	3,290,363	(2,616,537)
	9.48%	$5,730,163	$758,154

The following table summarizes the financial position of each Master Fund as of June 30, 2019:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Fixed income securities, at fair value (cost $31,087,793)	$-	$31,384,951
Due from brokers	65,566,197	17,956,267
Derivative financial instruments, at fair value	33,865,115	22,883,354
Exchange memberships, at fair value	6,043,300	672,000
Accrued interest income	-	267,607
Total assets	105,474,612	73,164,179

Liabilities:
Derivative financial instruments, at fair value	-	5,541,946
Due to brokers	-	-
Interest payable	-	8,907
Total liabilities	-	5,550,853
Members’ Capital / Net Assets	$105,474,612	$67,613,326

Percentage of Master Fund held by GAIT	2.51%	5.64%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2019:

Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Exchange memberships (cost $2,146,960)
United States (cost $2,146,960)
Financial services (cost $2,146,960)			$6,043,300	5.73%
Total exchange memberships			$6,043,300	5.73%

Derivative financial instruments
Long contracts
Futures
Commodity
Gold 100 August 2019		1,264	$5,913,080	5.61%
Other commodity			1,298,903	1.23%
Currency			4,825	0.00%
Foreign bond			(411,830)	(0.39)%
Foreign index			1,322	0.00%
Interest rate
Euro dollar 90 day June 2020		18,517	14,041,888	13.31%
Other interest rate			1,314,128	1.25%
U.S. bond			744,289	0.71%
U.S. index			224,093	0.21%
Total futures			23,130,698	21.93%

Forwards
Taiwan dollar / U.S. dollar 07/02/2019 - 12/03/2019	TWD	22,347,630,200	4,745,185	4.50%
Korean won / U.S. dollar 07/03/2019 - 09/25/2019	KRW	677,807,272,000	7,911,682	7.50%
Swiss franc / Euro 09/09/2019	CHF	228,389,241	6,630,335	6.29%
Other foreign currency			14,479,978	13.72%
Total forwards			33,767,180	32.01%

Options (cost $25,619,858)
Commodity			4,349,338	4.12%
Currency futures			19,678,727	18.66%
Interest rate futures
Euro dollar December 2019 $97.88 Call		1	10,018,125	9.50%
Euro dollar March 2020 $98.38 Call		1	7,031,250	6.67%
Euro dollar June 2020 $98.38 Call		1	6,812,500	6.46%
Other interest rate futures			9,261,644	8.78%
U.S. index futures			552,680	0.52%
Total options			57,704,264	54.71%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2019:

Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity future			$110,320	0.10%
Currency			190	0.00%
Foreign bond			(488,614)	(0.46)%
Foreign index			(553,336)	(0.52)%
Interest rate
Euro dollar 90 day December 2022		(15,390)	(8,421,950)	(7.98)%
Euro dollar 90 day December 2021		(20,782)	(13,499,975)	(12.81)%
Other interest rate			(3,921,925)	(3.72)%
U.S. bond			(381,766)	(0.36)%
U.S. index			(43,415)	(0.04)%
Total futures			(27,200,471)	(25.79)%

Forwards
U.S. dollar / Taiwan dollar 07/02/2019 - 12/18/2019	USD	(19,609,230,500)	1,492,464	1.41%
U.S. dollar / Singapore dollar 09/12/2019 - 09/24/2019	USD	(1,771,889,468)	(11,253,266)	(10.67)%
U.S. dollar / Korean won 07/03/2019 - 07/25/2019	USD	(632,199,704,000)	(7,832,895)	(7.43)%
Other foreign currency			(5,684,386)	(5.38)%
Total forwards			(23,278,083)	(22.07)%

Options (proceeds $16,208,267)
Commodity futures			(3,000,833)	(2.85)%
Currency futures			(4,179,480)	(3.96)%
Interest rate futures
Euro dollar March 2020 $98.50 Call		(1)	(6,300,000)	(5.97)%
Euro dollar June 2020 $98.50 Call		(1)	(5,500,000)	(5.21)%
Euro dollar December 2019 $98.13 Call		(1)	(5,308,750)	(5.03)%
Other interest rate futures			(5,389,535)	(5.11)%
U.S. index futures			(579,875)	(0.55)%
Total options			(30,258,473)	(28.68)%
Total derivative financial instruments			$33,865,115	32.11%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2019:

Description	Principal / Number of Contracts / Notional Amounts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Fixed income securities owned (cost $31,087,793)
Bonds (cost $31,087,793)
United States (cost $31,087,793)
Government Bonds (cost $31,087,793)
U.S. Treasury bond 1.38% due 01/15/2020	$31,500,000	$31,384,951	46.42%
Total United States		31,384,951	46.42%
Total bonds		31,384,951	46.42%
Total fixed income securities owned		$31,384,951	46.42%

Exchange memberships (cost $1,051,100)
United States (cost $1,051,100)
Financial services (cost $1,051,100)		$672,000	0.99%
Total exchange memberships		$672,000	0.99%

Derivative financial instruments
Long contracts
Futures
Commodity		1,100,411	1.63%
Currency		(128,873)	(0.19)%
Foreign bond		5,337,243	7.88%
Foreign index		1,905,688	2.82%
Interest rate		1,547,679	2.29%
U.S. bond
U.S. 10 yr note September 2019	2,381	6,133,406	9.07%
U.S. long bond September 2019	1,042	5,298,455	7.84%
Other U.S. bond		1,986,049	2.94%
U.S. index		1,033,291	1.53%
Total futures		24,213,349	35.81%

Forwards
Foreign currency		597,960	0.88%
Total forwards		597,960	0.88%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2019:

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$(776,532)	(1.14)%
Currency		(65,035)	(0.10)%
Foreign bond		(19,318)	(0.03)%
Foreign index		(19,754)	(0.03)%
Interest rate		(139)	(0.00)%
U.S. index		(449,217)	(0.66)%
Total futures		(1,329,995)	(1.96)%

Forwards
Foreign currency		(6,139,906)	(9.08)%
Total forwards		(6,139,906)	(9.08)%
Total derivative financial instruments		$17,341,408	25.65%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of June 30, 2019:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$9,169,656	$5,266,124
Commodity futures options	4,349,338	-
Currency futures	4,825	4,158
Exchange memberships	6,043,300	672,000
Foreign bond futures	37,632	5,337,243
Foreign index futures	1,322	2,027,930
Interest rate futures	17,290,487	1,547,679
Interest rate futures options	35,899,934	-
U.S. bond futures	846,914	13,417,910
U.S. index futures	410,518	1,291,847
U.S. index futures options	552,680	-
Total Level 1	74,606,606	29,564,891

Level 2:
Foreign currency forwards	41,320,077	1,034,473
Foreign currency options	19,678,727	-
Government bonds*	-	31,384,951
Total Level 2	60,998,804	32,419,424
Total investment related assets	$135,605,410	$61,984,315

Liabilities
Level 1:
Commodity futures	$(1,847,353)	$(4,942,245)
Commodity futures options	(3,000,833)	-
Currency futures	190	(198,066)
Foreign bond futures	(938,076)	(19,318)
Foreign index futures	(553,336)	(141,996)
Interest rate futures	(27,778,321)	(139)
Interest rate futures options	(25,274,700)	-
U.S. bond futures	(484,391)	-
U.S. index futures	(229,840)	(707,773)
U.S. index futures options	(579,875)	-
Total Level 1	(60,686,535)	(6,009,537)

Level 2:
Foreign currency forwards	(30,830,980)	(6,576,419)
Foreign currency options	(4,179,480)	-
Total Level 2	(35,010,460)	(6,576,419)
Total investment related liabilities	$(95,696,995)	$(12,585,956)

* See each Master Fund’s condensed schedule of investments for breakout of industry and geographic region.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its average quarterly notional amounts and number of contracts for the six months ended June 30, 2019. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at June 30, 2019 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$305,369,525	3,585	$(35,610,824)	(744)	$9,169,656	$(1,847,353)
Options(a)	46,562,089	2,544	(23,996,304)	(1,232)	4,349,338	(3,000,833)
	351,931,614	6,129	(59,607,128)	(1,976)	13,518,994	(4,848,186)

Equity price
Futures	209,543,159	2,080	(48,363,177)	(951)	411,840	(783,176)
Options(a)	104,606,034	2,919	(87,760,851)	(5,419)	552,680	(579,875)
	314,149,193	4,999	(136,124,028)	(6,370)	964,520	(1,363,051)
Foreign currency exchange rate
Forwards	6,054,095,196	N/A	(3,835,886,642)	N/A	41,320,077	(30,830,980)
Futures	1,821,482	20	(478,330)	(5)	4,825	190
Options(a)	1,170,970,323	62	(1,655,057,606)	(62)	19,678,727	(4,179,480)
	7,226,887,001	82	(5,491,422,578)	(67)	61,003,629	(35,010,270)

Interest rate
Futures	14,790,358,486	58,246	(9,812,550,292)	(42,545)	18,175,033	(29,200,788)
Options(a)	8,596,205,419	263,185	(5,554,212,407)	(174,840)	35,899,934	(25,274,700)
	23,386,563,905	321,431	(15,366,762,699)	(217,385)	54,074,967	(54,475,488)
Total	$31,279,531,713	332,641	$(21,053,916,433)	(225,798)	$129,562,110	$(95,696,995)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its average quarterly notional amounts and number of contracts for the six months ended June 30, 2019. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at June 30, 2019 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$151,415,393	1,715	$(221,244,037)	(4,580)	$5,266,124	$(4,942,245)
	151,415,393	1,715	(221,244,037)	(4,580)	5,266,124	(4,942,245)

Equity price
Futures	506,476,629	5,538	(15,523,001)	(204)	3,319,777	(849,769)
	506,476,629	5,538	(15,523,001)	(204)	3,319,777	(849,769)
Foreign currency exchange rate
Forwards	234,095,451	N/A	(708,147,816)	N/A	1,034,473	(6,576,419)
Futures	18,082,136	189	(6,700,519)	(67)	4,158	(198,066)
	252,177,587	189	(714,848,335)	(67)	1,038,631	(6,774,485)

Interest rate
Futures	2,889,849,962	15,795	(106,426,994)	(649)	20,302,832	(19,457)
	2,889,849,962	15,795	(106,426,994)	(649)	20,302,832	(19,457)
Total	$3,799,919,571	23,237	$(1,058,042,367)	(5,500)	$29,927,364	$(12,585,956)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at June 30, 2019 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$129,562,110	$(95,696,995)	$33,865,115	$-	$33,865,115
Derivative liabilities	(95,696,995)	95,696,995	-	-	-

Graham K4D Trading Ltd.[2]
Derivative assets	$29,927,364	$(7,044,010)	$22,883,354	-	$22,883,354
Derivative liabilities	(12,585,956)	7,044,010	(5,541,946)	$5,541,946	-

1 Net derivative asset amounts presented in the statements of financial condition is held with four counterparties. At June 30, 2019, additional collateral pledged in the amount of $65,550,447 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

2 Net derivative asset and liability amounts presented in the statement of financial condition are held with two counterparties. At June 30, 2019, additional collateral pledged in the amount of $12,414,321 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended June 30, 2019:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$373,076	$250,416

Net realized gain on investments	61,580,622	26,314,581
Net increase (decrease) in unrealized appreciation on investments	35,901,899	(4,823,648)
Brokerage commissions and fees	(4,691,324)	(125,049)
Net gain on investments	92,791,197	21,365,884
Net income	$93,164,273	$21,616,300

The following table summarizes the results of operations of each Master Fund for the six months ended June 30, 2019:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$909,009	$459,494

Net realized gain on investments	57,523,982	19,601,568
Net (decrease) increase in unrealized appreciation on investments	(1,213,359)	24,878,710
Brokerage commissions and fees	(8,507,153)	(244,501)
Net gain on investments	47,803,470	44,235,777
Net income	$48,712,479	$44,695,271

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain and net (decrease) increase in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended June 30, 2019:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$25,071,473	$(17,576,667)
Options	1,222,199	-
	26,293,672	(17,576,667)
Equity price
Equities	935,400	(4,000)
Futures	23,121,232	9,247,806
Options	3,134,210	-
	27,190,842	9,243,806
Foreign currency exchange rate
Forwards	21,275,103	(7,522,752)
Futures	(44,429)	(181,680)
Options	(9,650,840)	-
	11,579,834	(7,704,432)
Interest rate
Fixed income securities	-	139,043
Futures	16,363,877	37,389,183
Options	16,054,296	-
	32,418,173	37,528,226
Total	$97,482,521	$21,490,933

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain and net (decrease) increase in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the six months ended June 30, 2019:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$14,622,182	$(29,391,963)
Options	686,545	-
	15,308,727	(29,391,963)
Equity price
Equities	179,700	(84,500)
Futures	8,927,652	24,881,903
Options	2,249,805	-
	11,357,157	24,797,403
Foreign currency exchange rate
Forwards	13,298,891	(5,326,247)
Futures	(96,440)	181,677
Options	(20,987,119)	-
	(7,784,668)	(5,144,570)
Interest rate
Fixed income securities	-	292,851
Futures	14,203,874	53,926,557
Options	23,225,533	-
	37,429,407	54,219,408
Total	$56,310,623	$44,480,278

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. Federal government which generally range in maturity from one to thirty months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT’s investment in GCA at June 30, 2019 and December 31, 2018 is $50,834,927 and $55,501,064 which represents a percentage of GAIT’s Members’ Capital of 90.10% and 91.86%, respectively.

GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis.  For the three months and six months ended June 30, 2019, the total amount recognized by GAIT with respect to its investment in Cash Assets was $272,712 and $534,378, respectively. For the three months and six months ended June 30, 2018, the total amount recognized by GAIT with respect to its investment in Cash Assets was $268,546 and $511,699, respectively.  These amounts are included in interest income in the statements of operations and incentive allocation. At June 30, 2019 and December 31, 2018, GAIT owned approximately 1.09% and 1.26%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$800,601,776	$727,311,005
Investments in fixed income securities (amortized cost $3,858,183,203 and $3,678,136,029, respectively)	3,858,183,203	3,678,136,029
Interest receivable	10,252,085	12,116,133
Total assets	4,669,037,064	4,417,563,167

Liabilities:
Accrued bank fee expense	16,744	-
Total liabilities	16,744	-

Members’ capital	$4,669,020,320	$4,417,563,167

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following table summarizes the results of operations of Cash Assets for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment income
Interest income	$24,237,521	$20,916,009	$46,272,502	$39,234,494
Total investment income	24,237,521	20,916,009	46,272,502	39,234,494

Expenses:
Bank fee expense	13,061	21,421	45,907	45,161
Total expenses	13,061	21,421	45,907	45,161
Net investment income	24,224,460	20,894,588	46,226,595	39,189,333
Net income	$24,224,460	$20,894,588	$46,226,595	$39,189,333

The following represents the condensed schedule of investments of Cash Assets as of June 30, 2019:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $3,858,183,203)
United States
Government Bonds (amortized cost $3,185,487,534)
U.S. Treasury bonds 0.75% – 1.63% due 07/15/2019 – 10/31/2020	$3,200,000,000	$3,185,487,534	68.22%
Total Government Bonds		3,185,487,534	68.22%

Treasury Bills (amortized cost $672,695,669) U.S. Treasury bills 0.00% due 07/09/2019 – 11/21/2019	675,000,000	672,695,669	14.41%
Total Treasury Bills		672,695,669	14.41%
Total United States		3,858,183,203	82.63%
Total Investments in Fixed Income Securities		$3,858,183,203	82.63%

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

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Assets
Level 2:
Fixed income securities
Government bonds	$3,185,487,534	$3,678,136,029
Treasury bills	672,695,669	-
Total fixed income securities	3,858,183,203	3,678,136,029
Total Level 2	3,858,183,203	3,678,136,029
Total assets	$3,858,183,203	$3,678,136,029

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

6. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. The Advisory Fees paid to the Manager for the six months ended June 30, 2019 and 2018 were $425,728 and $584,401, respectively.

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager for the six months ended June 30, 2019 and 2018 were $226,657 and $317,479, respectively.

Class 0	Class 2

0.50%	1.25%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions (continued)

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. There was no Incentive Allocation for the six months ended June 30, 2019 and 2018.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

Administrator’s Fee

For the six months ended June 30, 2019 and 2018, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $38,680 and $51,108, respectively.

7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s revenues and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. GAIT identifies its major tax jurisdictions as the U.S. for Federal tax purposes and Connecticut for state tax purposes. The Manager has evaluated GAIT’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for open tax years 2016 through 2018 or expected to be taken in GAIT’s 2019 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations and incentive allocation. No such interest and/or penalties were assessed to GAIT for the six months ended June 30, 2019 and 2018.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended June 30, 2019 and 2018:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, March 31, 2018	$143.24	$103.44
Net loss:
Net investment loss	(0.33)	(0.43)
Net loss on investments	(1.83)	(1.32)
Net loss	(2.16)	(1.75)
Net asset value per unit, June 30, 2018	$141.08	$101.69

Net asset value per unit, March 31, 2019	$133.70	$95.82
Net gain:
Net investment loss	(0.23)	(0.35)
Net gain on investments	8.74	6.27
Net income	8.51	5.92
Net asset value per unit, June 30, 2019	$142.21	$101.74

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the three months ended June 30, 2019 and 2018:

	Class 0		Class 2
	2019	2018	2019	2018

Total return before Incentive Allocation	6.36%	(1.51)%	6.18%	(1.69)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	6.36%	(1.51)%	6.18%	(1.69)%

Net investment loss before Incentive Allocation	(0.16)%	(0.23)%	(0.35)%	(0.42)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.16)%	(0.23)%	(0.35)%	(0.42)%

Total expenses before Incentive Allocation	0.69%	0.61%	0.88%	0.81%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.69%	0.61%	0.88%	0.81%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following is the per Unit operating performance calculation for the six months ended June 30, 2019 and 2018:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2017	$140.90	$101.94
Net income (loss):
Net investment loss	(0.71)	(0.91)
Net gain on investments	0.89	0.66
Net income (loss)	0.18	(0.25)
Net asset value per unit, June 30, 2018	$141.08	$101.69

Net asset value per unit, December 31, 2018	$133.70	$96.01
Net gain:
Net investment loss	(0.43)	(0.67)
Net gain on investments	8.94	6.40
Net gain	8.51	5.73
Net asset value per unit, June 30, 2019	$142.21	$101.74

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the six months ended June 30, 2019 and 2018:

	Class 0		Class 2
	2019	2018	2019	2018

Total return before Incentive Allocation	6.36%	0.13%	5.97%	(0.25)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	6.36%	0.13%	5.97%	(0.25)%

Net investment loss before Incentive Allocation	(0.32)%	(0.49)%	(0.69)%	(0.87)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.32)%	(0.49)%	(0.69)%	(0.87)%

Total expenses before Incentive Allocation	1.33%	1.21%	1.70%	1.59%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	1.33%	1.21%	1.70%	1.59%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total Members’ Capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital of GAIT, excluding that of the Managing Member, for the three and six months ended June 30, 2019 and 2018.

9. Subsequent Events

GAIT had no subscriptions and redemptions of approximately $0.4 million from July 1, 2019 through August 14, 2019, the date through which subsequent events were evaluated by management and financial statements were available for issuance. These amounts have not been included in the financial statements.

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

For the three months ended June 30, 2019, the Blended Strategies Portfolio’s Members’ Capital decreased by $818,430 or -2.9%. The net decrease in the Blended Strategies Portfolio was attributable to redemptions totaling $2,666,382 or -9.4% offset by net income of $1,722,952 or 6.1% and subscriptions of $125,000 or 0.4%, for the period.

For the six months ended June 30, 2019, the Blended Strategies Portfolio’s Members’ Capital decreased by $3,761,841 or -12.0%. The net decrease in the Blended Strategies Portfolio was attributable to redemptions totaling $5,641,162 or -18.0% offset by net income of $1,679,321 or 5.4% and subscriptions of $200,000 or 0.6%, for the period.

For the three months ended June 30, 2018, the Blended Strategies Portfolio’s Members’ Capital decreased by $2,325,951 or -5.8%. The net decrease in the Blended Strategies Portfolio was attributable to redemptions totaling $1,877,339 or -4.7% and a net loss of $623,612 or -1.5%, offset by subscriptions of $175,000 or 0.4%, for the period.

Index
For the six months ended June 30, 2018, the Blended Strategies Portfolio’s Members’ Capital decreased by $4,415,133 or -10.5%. The net decrease in the Blended Strategies Portfolio was attributable to redemptions totaling $4,743,499 or -11.2% offset by net income of $153,366 or 0.3% and subscriptions of $175,000 or 0.4%, for the period.

(i)	Results of Operations

The Fund’s success depends primarily upon the Manager’s ability to recognize and capitalize on market trends in the different and varied sectors of the global financial markets in which it trades.

2019 Summary

Three Months Ended June 30, 2019

For the three months ended June 30, 2019, the Blended Strategies Portfolio experienced net trading gains of $1,855,087. The trading results are attributable to the following sectors:

Agriculture / Softs	$(134,837)
Base Metals	(42,713)
Energy	(268,443)
Equities	616,554
Foreign Exchange	(53,096)
Long Term / Intermediate Rates	1,032,141
Precious Metals	282,743
Short Term Rates	422,738
$1,855,087

The Blended Strategies Portfolio recorded a gain for the second quarter of 2019. The portfolio recorded gains in fixed income futures, primarily from positions across the yield curve in the U.S. with smaller gains in European and Australian bonds.  In equity index futures, the portfolio recorded gains in European and U.S. benchmark indices. The portfolio experienced losses in commodities as gains from positions in metals were more than offset by losses in energy and grains.  The portfolio also experienced modest losses in currencies, primarily from positions in the euro versus the U.S. dollar.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended June 30, 2019, Advisory Fees decreased by $40,896 or -27.6%, Sponsor Fees decreased by $26,466 or -31.4%, and Administrator’s Fees decreased by $3,395 or -26.5% in the Fund over the corresponding period of the preceding year. These decreases are attributable to lower net assets of the portfolio resulting from redemptions and partially offset by net income and subscriptions for the period. During the same period, interest income decreased by $3,094 or -2.1%. Interest was earned on free cash at an average annualized yield of 2.11% for the three months ended June 30, 2019 compared to 1.54% for the same period in 2018.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended June 30, 2019 and 2018 the portfolio has not yet recovered previous losses. As a result, there was no Incentive Allocation for those periods.

Index
Six Months Ended June 30, 2019

For the six months ended June 30, 2019, the Blended Strategies Portfolio experienced net trading gains of $1,932,479. The trading results are attributable to the following sectors:

Agriculture / Softs	$(89,438)
Base Metals	(145,265)
Energy	(604,038)
Equities	879,039
Foreign Exchange	(228,803)
Long term / Intermediate Rates	1,208,061
Precious Metals	158,678
Short Term Rates	754,245
$1,932,479

The Blended Strategies Portfolio recorded a gain for the first half of 2019. The portfolio recorded gains in fixed income futures, primarily from positions across the yield curve in the U.S. with further gains in European, Australian and Canadian bonds. The portfolio also recorded gains in equity index futures, primarily from positions in European benchmark indices with smaller gains in the U.S. and Asia. The portfolio experienced losses in commodities, most notably from positions in energy with smaller losses in agricultural commodities. The portfolio also experienced losses in currencies.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the six months ended June 30, 2019, Advisory Fees decreased by $86,771 or -28.3%, Sponsor Fees decreased by $54,988 or -31.9%, and Administrator’s Fees decreased by $6,828 or -25.9% in the Fund over the corresponding period of the preceding year. These decreases are attributable to lower net assets of the portfolio resulting from redemptions partially offset by net income and subscriptions for the period. During the same period, interest income increased by $5,860 or 2.0%. Interest was earned on free cash at an average annualized yield of 2.05% for the six months ended June 30, 2019 compared to 1.42% for the same period in 2018.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the six months ended June 30, 2019 and 2018 the portfolio has not yet recovered previous losses. As a result, there was no Incentive Allocation for those periods.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of June 30, 2019 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	(0.7)%
Base Metals	2.7%
Energy	0.4%
Equities	2.5%
Foreign Exchange	24.5%
Long Term / Intermediate Rates	19.5%
Precious Metals	8.4%
Short Term Rates	42.7%
100.0%

Index
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

Blended Strategies Portfolio
June 30, 2019	11.18%
December 31, 2018	9.46%
June 30, 2018	10.64%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through June 30, 2019, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Based on their evaluation as of June 30, 2019, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to the Fund’s internal control over financial reporting during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

For the three months ended June 30, 2019, the Fund issued 934.934 Units in exchange for $125,000 with respect to the Blended Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”). The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder. All purchasers of the Units were accredited investors, as that term is defined under Rule 501 of Regulation D.

The following chart sets forth the purchases of Units of the Fund during each month of the quarter covered by this report.

Period (as of)	Blended Strategies Portfolio Total Number of Units Issued
April 2019	934.934
May 2019	-
June 2019	-

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2019	6,684.904	$122.68	N/A	N/A
May 1 - May 31, 2019	10,642.677	$136.18	N/A	N/A
June 1 - June 30, 2019	3,178.991	$124.86	N/A	N/A
TOTAL	20,506.572	$124.90	N/A	N/A

1 Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None

Index
Item 6.	Exhibits

* 3.1	Certificate of Formation of Graham Alternative Investment Fund I LLC
** 3.1(a)	Amendment to Certificate of Formation of Graham Alternative Investment Fund I LLC
** 3.2	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC
*** 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Executive Officer)
*** 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Financial Officer)
*** 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Principal Financial Officer)
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase
***101.DEF	XBRL Taxonomy Extension Definition Linkbase
***101.LAB	XBRL Taxonomy Extension Label Linkbase
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010

**	Incorporated by reference to the Fund’s Form 8-K previously filed on April 11, 2013

***	Furnished herewith

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2019		GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
BLENDED STRATEGIES PORTFOLIO

		By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

	By:	/s/ Brian Douglas
Brian Douglas, Principal Executive Officer

	By:	/s/ George Schrade
George Schrade, Principal Financial Officer