Form 10-Q
period 2019-09-30
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2019-11-14
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes ☐ No ☒

As of November 1, 2019, 208,583.107 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC

BLENDED STRATEGIES PORTFOLIO
FORM 10-Q

PART II - Other Information	70

Exhibits	71

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification

Index
PART I

Item 1.	Financial Statements

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Statements of Financial Condition

	September 30, 2019 (Unaudited)	December 31, 2018 (Audited)
Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$27,949,561	$31,314,964
Redemptions receivable from Graham Alternative Investment Trading LLC	1,126,459	337,111
Total assets	$29,076,020	$31,652,075

Liabilities and members’ capital
Liabilities:
Redemptions payable	$1,126,459	$337,111
Total liabilities	1,126,459	337,111

Members’ capital:
Class 0 Units (110,183.381 and 137,453.802 units issued and outstanding at $151.80 and $133.70, respectively)	16,726,016	18,378,136
Class 2 Units (103,554.824 and 134,750.838 units issued and outstanding at $108.38 and $96.01, respectively)	11,223,545	12,936,828
Total members’ capital	27,949,561	31,314,964
Total liabilities and members’ capital	$29,076,020	$31,652,075

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net gain allocated from investment in Graham Alternative Investment Trading LLC
Net realized gain (loss) on investments	$3,185,384	$(1,313,109)	$4,384,425	$474,644
Net (decrease) increase in unrealized appreciation on investments	(1,185,505)	1,737,308	(452,067)	528,124
Brokerage commissions and fees	(55,426)	(50,622)	(172,712)	(204,103)
Net gain allocated from investment in Graham Alternative Investment Trading LLC	1,944,453	373,577	3,759,646	798,665

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC
Investment income
Interest income	145,770	154,012	440,380	442,762

Expenses
Advisory fees	111,212	141,173	330,544	447,276
Sponsor fees	60,581	78,972	178,169	251,548
Professional fees and other	71,747	58,885	142,585	114,311
Administrator’s fees	9,482	12,300	29,021	38,667
Interest expense	1,528	-	4,713	-
Incentive allocation	187	-	187	-
Total expenses	254,737	291,330	685,219	851,802
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(108,967)	(137,318)	(244,839)	(409,040)
Net income	$1,835,486	$236,259	$3,514,807	$389,625

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Changes in Members’ Capital

For the three and nine months ended September 30, 2019

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2018	137,453.802	$18,378,136	134,750.838	$12,936,828	$31,314,964
Subscriptions	564.711	75,000	–	–	75,000
Redemptions	(11,007.395)	(1,465,554)	(15,884.948)	(1,509,226)	(2,974,780)
Net loss	–	(6,281)	–	(37,350)	(43,631)
Members’ capital, March 31, 2019	127,011.118	16,981,301	118,865.890	11,390,252	28,371,553
Subscriptions	934.934	125,000	–	–	125,000
Redemptions	(16,044.659)	(2,218,094)	(4,461.913)	(448,288)	(2,666,382)
Net income	–	1,025,823	–	697,129	1,722,952
Members’ capital, June 30, 2019	111,901.393	15,914,030	114,403.977	11,639,093	27,553,123
Subscriptions	–	–	–	–	–
Redemptions	(1,718.012)	(262,230)	(10,849.153)	(1,176,818)	(1,439,048)
Net income	–	1,074,216	–	761,270	1,835,486
Members’ capital, September 30, 2019	110,183.381	$16,726,016	103,554.824	$11,223,545	$27,949,561

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Changes in Members’ Capital (continued)

For the three and nine months ended September 30, 2018

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2017	167,183.591	$23,556,805	183,209.822	$18,676,134	$42,232,939
Subscriptions	–	–	–	–	–
Redemptions	(17,437.576)	(2,601,690)	(2,480.174)	(264,470)	(2,866,160)
Net income	–	494,527	–	282,451	776,978
Members’ capital, March 31, 2018	149,746.015	21,449,642	180,729.648	18,694,115	40,143,757
Subscriptions	527.126	75,000	974.513	100,000	175,000
Redemptions	(3,772.321)	(544,648)	(13,063.559)	(1,332,691)	(1,877,339)
Net loss	–	(311,096)	–	(312,516)	(623,612)
Members’ capital, June 30, 2018	146,500.820	20,668,898	168,640.602	17,148,908	37,817,806
Subscriptions	–	–	–	–	–
Redemptions	(3,276.244)	(461,050)	(7,372.422)	(747,799)	(1,208,849)
Net income	–	148,195	–	88,064	236,259
Members’ capital, September 30, 2018	143,224.576	$20,356,043	161,268.180	$16,489,173	$36,845,216

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
	2019	2018
Cash flows provided by operating activities
Net income	$3,514,807	$389,625
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) allocated from investment in Graham Alternative Investment Trading LLC	(3,514,807)	(389,625)
Proceeds from sale of investment in Graham Alternative Investment Trading LLC	6,290,862	5,883,084
Investment in Graham Alternative Investment Trading LLC	(200,000)	(175,000)
Net cash provided by operating activities	6,090,862	5,708,084

Cash flows used in financing activities
Subscriptions	200,000	175,000
Redemptions	(6,290,862)	(5,883,084)
Net cash used in financing activities	(6,090,862)	(5,708,084)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements

September 30, 2019

1. Organization and Business

The Blended Strategies Portfolio (the “Fund”) is a series of Graham Alternative Investment Fund I LLC (“GAIF I”), a Delaware Series Limited Liability Company established through an amendment to the certificate of formation, effective March 28, 2013. Prior to March 28, 2013, GAIF I was organized as a Delaware Limited Liability Company which was formed on May 16, 2006 and commenced operations on August 1, 2006. GAIF I has one other active series in addition to the Fund, the Systematic Strategies Portfolio, which ceased trading operations on October 31, 2019. GAIF I is registered as a commodity pool and as such is subject to the oversight and jurisdiction of the U.S. Commodity Futures Trading Commission (“CFTC”).

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

At September 30, 2019 and December 31, 2018, the Fund owned 48.79% and 51.83%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the nine months ended September 30, 2019 or the year ended December 31, 2018 by the Fund, GAIT, the Master Funds or Cash Assets.

Cash and Cash Equivalents

The Fund classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of the Fund’s cash would be limited to account insurance or other protection afforded by such deposit. At September 30, 2019 and December 31, 2018, the Fund did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At September 30, 2019 and December 31, 2018, no accruals have been recorded by the Fund for indemnifications.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

3. Capital Accounts

The Fund offers two classes (each a “Class”) of Units, being Class 0 Units and Class 2 Units. The Fund may issue additional Classes in the future subject to different fees, expenses or other terms, or may invest in other investment programs or combinations of investment programs managed by the Manager.

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

4. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month. For the nine months ended September 30, 2019 and 2018, the Advisory Fees allocated to the Fund by each Class of GAIT totaled $330,544 and $447,276, respectively.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

4. Fees and Related Party Transactions (continued)

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the nine months ended September 30, 2019 and 2018, the Sponsor Fees allocated to the Fund by each Class of GAIT totaled $178,169 and $251,548, respectively.

Class 0	Class 2
0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of Members’ Capital redeemed from such class bears to the capital of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to the Manager. For the nine months ended September 30, 2019, $187 of Incentive Allocation was allocated to the Fund by GAIT.  There was no Incentive Allocation allocated to the Fund by GAIT for the nine months ended September 30, 2018.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

Administrator’s Fee

For the nine months ended September 30, 2019 and 2018, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the nine months ended September 30, 2019 and 2018 were $29,021 and $38,667, respectively.

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

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Fund identifies its major tax jurisdictions as the U.S. for Federal tax purposes and Connecticut for state tax purposes. The Manager has evaluated the Fund’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for open tax years 2016 through 2018 or expected to be taken in the Fund’s 2019 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations. No such interest and/or penalties were assessed to the Fund for the nine months ended September 30, 2019 and 2018.

6. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended September 30, 2019 and 2018:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, June 30, 2018	$141.08	$101.69
Net income:
Net investment loss	(0.40)	(0.48)
Net gain on investments	1.45	1.04
Net income	1.05	0.56
Net asset value per unit, September 30, 2018	$142.13	$102.25

Net asset value per unit, June 30, 2019	$142.21	$101.74
Net income:
Net investment loss	(0.44)	(0.53)
Net gain on investments	10.03	7.17
Net income	9.59	6.64
Net asset value per unit, September 30, 2019	$151.80	$108.38

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the three months ended September 30, 2019 and 2018:

	Class 0		Class 2
	2019	2018	2019	2018

Total return before Incentive Allocation	6.74%	0.74%	6.53%	0.56%
Incentive Allocation	(0.00)	0.00	0.00	0.00
Total return after Incentive Allocation	6.74%	0.74%	6.53%	0.56%

Net investment loss before Incentive Allocation	(0.30)%	(0.28)%	(0.50)%	(0.48)%
Incentive Allocation	(0.00)	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.30)%	(0.28)%	(0.50)%	(0.48)%

Total expenses before Incentive Allocation	0.80%	0.70%	1.02%	0.89%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.80%	0.70%	1.02%	0.89%

The following is the per Unit operating performance calculation for the nine months ended September 30, 2019 and 2018:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2017	$140.90	$101.94
Net income:
Net investment loss	(1.11)	(1.39)
Net gain on investments	2.34	1.70
Net income	1.23	0.31
Net asset value per unit, September 30, 2018	$142.13	$102.25

Net asset value per unit, December 31, 2018	$133.70	$96.01
Net income:
Net investment loss	(0.85)	(1.20)
Net gain on investments	18.95	13.57
Net income	18.10	12.37
Net asset value per unit, September 30, 2019	$151.80	$108.38

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the nine months ended September 30, 2019 and 2018:

	Class 0		Class 2
	2019	2018	2019	2018

Total return before Incentive Allocation	13.54%	0.87%	12.88%	0.30%
Incentive Allocation	(0.00)	0.00	0.00	0.00
Total return after Incentive Allocation	13.54%	0.87%	12.88%	0.30%

Net investment loss before Incentive Allocation	(0.61)%	(0.78)%	(1.19)%	(1.35)%
Incentive Allocation	(0.00)	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.61)%	(0.78)%	(1.19)%	(1.35)%

Total expenses before Incentive Allocation	2.13%	1.90%	2.72%	2.47%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	2.13%	1.90%	2.72%	2.47%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total Members’ Capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital for Class 0 and Class 2 Units of the Fund for the three and nine months ended September 30, 2019 and 2018 and are not annualized.

7. Subsequent Events

The Fund had no subscriptions and redemptions of approximately $0.7 million from October 1, 2019 through November 14, 2019, the date through which subsequent events were evaluated by management and financial statements were available for issuance. These amounts have not been included in the financial statements.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	September 30, 2019 (Unaudited)	December 31, 2018 (Audited)
Assets
Investments in Master Funds, at fair value	$8,386,240	$5,730,163
Investment in Graham Cash Assets LLC, at fair value	51,461,585	55,501,064
Receivable from Master Funds	357	43
Total assets	$59,848,182	$61,231,270

Liabilities and members’ capital
Liabilities:
Redemptions payable	$2,270,190	$520,046
Accrued professional fees	174,520	165,656
Accrued advisory fees	71,960	76,351
Accrued sponsor fees	38,505	41,055
Accrued administrator’s fee	6,195	6,870
Payable to Master Funds	-	68
Total liabilities	2,561,370	810,046

Members’ capital:
Class 0 Units (221,516.099 and 263,114.613 units issued and outstanding at $151.80 and $133.70 per unit, respectively)	33,626,500	35,179,498
Class 2 Units (206,315.161 and 251,175.400 units issued and outstanding at $108.38 and $96.01 per unit, respectively)	22,360,973	24,114,225
Class M Units (4,671.470 units issued and outstanding at $278.14 and $241.36 per unit, respectively)	1,299,339	1,127,501
Total members’ capital	57,286,812	60,421,224
Total liabilities and members’ capital	$59,848,182	$61,231,270

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	September 30, 2019 (Unaudited)		December 31, 2018 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$3,639,141	6.35%	$2,439,800	4.03%
Graham K4D Trading Ltd.	4,747,099	8.29%	3,290,363	5.45%
Total investments in Master Funds	$8,386,240	14.64%	$5,730,163	9.48%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net gain allocated from investments in Master Funds
Net realized gain (loss) on investments	$6,517,068	$(2,576,142)	$8,963,569	$859,188
Net (decrease) increase in unrealized appreciation on investments	(2,430,205)	3,408,339	(971,786)	980,559
Brokerage commissions and fees	(113,446)	(99,258)	(346,336)	(397,021)
Net gain allocated from investments in Master Funds	3,973,417	732,939	7,645,447	1,442,726

Net investment income allocated from investments in Master Funds	23,953	32,606	73,162	80,973

Investment income
Interest income	274,254	269,246	808,632	780,945

Expenses
Advisory fees	222,678	272,245	648,406	856,646
Sponsor fees	119,180	146,617	345,837	464,096
Professional fees and other	146,642	115,177	287,167	222,826
Administrator’s fees	19,405	24,106	58,085	75,214
Interest expense	3,126	–	9,436	–
Total expenses	511,031	558,145	1,348,931	1,618,782
Net investment loss of the Fund	(236,777)	(288,899)	(540,299)	(837,837)

Net income	3,760,593	476,646	7,178,310	685,862

Incentive allocation	(187)	–	(187)	–

Net income available for pro-rata allocation to all members	$3,760,406	$476,646	$7,178,123	$685,862

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the three and nine months ended September 30, 2019

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2018	263,114.613	$35,179,498	251,175.400	$24,114,225	4,671.470	$1,127,501	$60,421,224
Subscriptions	2,447.080	325,000	775.525	73,500	–	–	398,500
Redemptions	(15,238.411)	(2,029,083)	(23,162.529)	(2,203,496)	–	–	(4,232,579)
Net (loss) income	–	(7,364)	–	(60,726)	–	5,537	(62,553)
Members’ capital, March 31, 2019	250,323.282	33,468,051	228,788.396	21,923,503	4,671.470	1,133,038	56,524,592
Subscriptions	1,308.908	175,000	–	–	–	–	175,000
Redemptions	(20,134.592)	(2,789,632)	(9,736.326)	(970,981)	–	–	(3,760,613)
Net income	–	2,068,954	–	1,333,122	–	78,194	3,480,270
Members’ capital, June 30, 2019	231,497.598	32,922,373	219,052.070	22,285,644	4,671.470	1,211,232	56,419,249
Subscriptions	–	–	–	–	–	–	–
Redemptions	(9,981.499)	(1,511,641)	(12,736.909)	(1,381,202)	–	(187)	(2,893,030)
Incentive allocation	–	(187)	–	–	–	187	–
Net income	–	2,215,955	–	1,456,531	–	88,107	3,760,593
Members’ capital, September 30, 2019	221,516.099	$33,626,500	206,315.161	$22,360,973	4,671.470	$1,299,339	$57,286,812

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital (continued)

For the three and nine months ended September 30, 2018

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2017	331,577.130	$46,720,480	320,722.151	$32,693,924	4,671.470	$1,164,668	$80,579,072
Subscriptions	–	–	–	–	–	–	–
Redemptions	(21,577.372)	(3,205,378)	(6,473.455)	(689,158)	–	–	(3,894,536)
Net income	–	889,307	–	500,135	–	25,170	1,414,612
Members’ capital, March 31, 2018	309,999.758	44,404,409	314,248.696	32,504,901	4,671.470	1,189,838	78,099,148
Subscriptions	527.126	75,000	974.513	100,000	–	–	175,000
Redemptions	(6,062.765)	(871,157)	(21,114.780)	(2,157,237)	–	–	(3,028,394)
Net loss	–	(653,289)	–	(540,059)	–	(12,048)	(1,205,396)
Members’ capital, June 30, 2018	304,464.119	42,954,963	294,108.429	29,907,605	4,671.470	1,177,790	74,040,358
Subscriptions	–	–	–	–	–	–	–
Redemptions	(8,490.408)	(1,194,264)	(9,243.907)	(937,961)	–	–	(2,132,225)
Net income	–	305,077	–	156,862	–	14,707	476,646
Members’ capital, September 30, 2018	295,973.711	$42,065,776	284,864.522	$29,126,506	4,671.470	$1,192,497	$72,384,779

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
	2019	2018
Cash flows provided by operating activities
Net income	$7,178,310	$685,862
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) allocated from investments in Master Funds	(7,718,609)	(1,523,699)
Net (income) allocated from investment in Graham Cash Assets LLC	(808,632)	(780,945)
Proceeds from sale of investments in Master Funds	52,804,810	61,701,991
Proceeds from sale of investments in Graham Cash Assets LLC	45,575,107	55,957,053
Investments in Master Funds	(47,742,660)	(62,971,850)
Investments in Graham Cash Assets LLC	(40,726,996)	(44,507,342)
Changes in assets and liabilities:
Increase (decrease) in accrued professional fees	8,864	(82,149)
Decrease in accrued advisory fees	(4,391)	(12,926)
Decrease in accrued sponsor fees	(2,550)	(7,119)
Decrease in accrued administrator’s fee	(675)	(1,138)
Net cash provided by operating activities	8,562,578	8,457,738

Cash flows used in financing activities
Subscriptions	573,500	175,000
Redemptions	(9,136,078)	(8,632,738)
Net cash used in financing activities	(8,562,578)	(8,457,738)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental cash flow information
Interest paid	$9,436	$–

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

September 30, 2019

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at September 30, 2019 and December 31, 2018. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices held. The Master Funds’ currency translation gains and losses are included in the statements of operations and incentive allocation within net realized gain (loss) and net (decrease) increase in unrealized appreciation on investments.

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

GAIT’s investments in the Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in the Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the nine months ended September 30, 2019 or the year ended December 31, 2018 by GAIT, the Master Funds, or Cash Assets.

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

Exchange-traded forward contracts are valued based upon the settlement prices as of the valuation date, established by the primary exchange upon which they are traded. All other forward contracts are valued based upon a forward curve constructed using independently quoted forward points. Changes in fair value of each forward contract are recognized as unrealized appreciation and depreciation.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Derivative Instruments (continued)

Swap Contracts

The Master Funds may enter into various swap contracts in an attempt to take advantage of changes in interest rates and asset values. Exchange-traded interest rate swap contracts are executed on an exchange which requires margin deposits with a Central Clearing Counterparty (“CCP”). Subsequent payments are made or received by the Master Funds each day, depending on the daily fluctuations in the value of the contract. These changes in valuation are recorded for financial statement purposes as unrealized appreciation or depreciation by the Master Funds. Relative to over-the-counter interest rate swap contracts, exchange-traded interest rate swap contracts provide reduced counterparty risk since they are exchange-traded and the exchange’s clearinghouse guarantees against default. The Commodity Exchange Act requires a CCP to segregate all funds received from such CCP’s customers in respect of exchange-traded interest rate swaps. If the CCP were not to do so to the full extent required by law, the assets of the Master Funds might not be fully protected in the event of the bankruptcy or insolvency of the CCP. In that case, the Master Funds would be limited to recovering only a pro rata share of all available funds segregated on behalf of the CCP’s combined customer accounts, even though certain property specifically traceable to the Master Funds is held by the CCP. In addition, in the event of bankruptcy or insolvency of an exchange or an affiliated clearing house, the Master Funds could experience a loss of funds deposited through its CCP as margin with such exchange or affiliated clearing house, the loss of unrealized profits on its open positions, and the loss of funds owed to it as realized profits on closed positions. All funds deposited with both U.S. and non-U.S. CCPs are included in due from brokers on the statements of financial condition. Over the counter swap contracts are not guaranteed by an exchange or an affiliated clearing house or regulated by any U.S. or foreign government authorities. Failure of a counterparty to meet its obligation under the terms of the swap contract could result in the loss of any unrealized appreciation on open positions. It may not be possible to dispose of or close out a swap position without the consent of the counterparty, and the Master Funds may not be able to enter into an offsetting contract in order to cover its risk.

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

Exchange-traded swaps are valued based upon the closing prices established by the primary exchange upon which they are traded. Changes in fair value of each swap are recognized as unrealized appreciation or depreciation. The Master Funds record realized gains or losses when a swap contract is terminated.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Derivative Instruments (continued)

Options

The Master Funds may buy and sell covered and uncovered exchange-traded and over-the-counter options on futures, foreign currencies, commodities, interest rates and equities to take advantage of the price movements of the financial instrument underlying the option or to hedge positions in the underlying assets. Option contracts give one party the right, but not the obligation, to buy or sell within a limited time or on a specified date, a financial instrument, commodity or currency at a contracted price. Options may also be settled in cash, based on differentials between specified indices or prices.

When purchasing options, the Master Funds are exposed to counterparty risk to the extent that a seller of an over-the-counter option does not meet its obligations under the terms of the option contract. The maximum risk of loss to the Master Funds is the unrealized appreciation of the contracts and the premiums paid to purchase its open option contracts. Relative to over-the-counter options, exchange-traded options provide reduced counterparty risk to the Master Funds since the exchanges’ clearinghouse guarantees the option against default.

Selling uncovered options may subject the Master Funds to unlimited risk of loss. As the writer of an option, the Master Funds bear the market risk of an unfavorable change in the price of the underlying instrument.

Exchange-traded options are valued based upon the settlement prices published as of the valuation date by the principal exchange upon which they are traded. In the absence of an exchange published settlement price, the option will be valued using the last reported sales price reported on the exchange for the valuation date. Over-the-counter options and exchange-traded options with no reported sales price on the valuation date will generally be valued at the average of the last reported bid and offer quotes from independent brokers or from the exchange, respectively.

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the nine months ended September 30, 2019 and the year ended December 31, 2018 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $0 and $3,714,582 at September 30, 2019 and December 31, 2018, respectively. Graham Commodity Strategies LLC had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $0 and $1,049 at September 30, 2019 and December 31, 2018, respectively.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX seats and the shares of the CME Group at fair value. As of September 30, 2019 and December 31, 2018, the two NYMEX seats were valued at $265,000 and $220,000, respectively, and the 30,000 shares of CME Group were valued at $6,340,200 and $5,643,600, respectively, both of which are contained within Exchange Memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Chicago Board of Trade Membership

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns two B-1/Full seats and one B‑2/Associate seat (“collectively, “CBOT memberships”). Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of September 30, 2019 and December 31, 2018, the two B-1/Full seats were valued at a total of $479,000 and $560,000, respectively, and the B-2/Associate seat was valued at $39,500 and $51,000, respectively, all of which are included in Exchange Memberships on the statements of financial condition. Additionally, Graham K4D Trading Ltd. owns a Chicago Mercantile Exchange (“CME”) seat valued at $87,750 and $145,500 at September 30, 2019 and December 31, 2018, respectively, which is also included in Exchange Memberships on the statements of financial condition. The CBOT memberships and CME seat are considered Level 1 assets as described in the Fair Value section of Note 2.

Fixed Income Securities

The fixed income securities positions are valued at the mean between the last reported bid and ask quotations received from independent brokers. GAIT is exposed to credit risk relating to whether the issuers will meet their obligations when they come due until the fixed income securities are sold or reach maturity.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At September 30, 2019 and December 31, 2018, no accruals have been recorded by GAIT for indemnifications.

Cash and Cash Equivalents

GAIT classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of the GAIT’s cash would be limited to account insurance or other protection afforded by such deposit. At September 30, 2019 and December 31, 2018, GAIT did not have any cash or cash equivalents.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds

As of September 30, 2019 and December 31, 2018, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its Members’ Capital are individually identified. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management or incentive allocation, and all offer monthly subscriptions and redemptions.

September 30, 2019
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (nine months ended September 2019)

Global Macro Funds
Graham Commodity Strategies LLC	6.35%	$3,639,141	$2,501,873

Systematic Macro Funds
Graham K4D Trading Ltd.	8.29%	4,747,099	5,216,736
	14.64%	$8,386,240	$7,718,609

December 31, 2018
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss) (nine months ended September 2018)

Global Macro Funds
Graham Commodity Strategies LLC	4.03%	$2,439,800	$2,089,412

Systematic Macro Funds
Graham K4D Trading Ltd.	5.45%	3,290,363	(565,713)
	9.48%	$5,730,163	$1,523,699

The following table summarizes the financial position of each Master Fund as of September 30, 2019:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Fixed income securities, at fair value (cost $31,087,793)	$-	$31,456,934
Due from brokers	114,054,641	33,553,935
Derivative financial instruments, at fair value	23,560,207	3,402,101
Exchange memberships, at fair value	6,605,200	606,250
Accrued interest income	-	131,496
Total assets	144,220,048	69,150,716

Liabilities:
Derivative financial instruments, at fair value	4,764,588	5,407,077
Due to brokers	-	-
Interest payable	-	3,500
Total liabilities	4,764,588	5,410,577
Members’ Capital / Net Assets	$139,455,460	$63,740,139

Percentage of Master Fund held by GAIT	2.61%	7.45%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2019:

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Exchange memberships (cost $2,146,960)
United States (cost $2,146,960)
Financial services (cost $2,146,960)		$6,605,200	4.74%
Total exchange memberships		$6,605,200	4.74%

Derivative financial instruments
Long contracts
Futures
Commodity		(7,343,771)	(5.27)%
Currency		(3,519)	(0.00)%
Foreign bond		(540,624)	(0.39)%
Foreign index		370,327	0.27%
Interest rate
Euro dollar 90 day December - June 2021	12,601	566,288	0.41%
Other interest rate		(8,247)	(0.01)%
U.S. bond		(359,734)	(0.26)%
U.S. index		(100,370)	(0.07)%
Total futures		(7,419,650)	(5.32)%

Forwards
Foreign currency		1,998,596	1.43%
Total forwards		1,998,596	1.43%

Options (cost $99,261,570)
Commodity futures		9,808,863	7.03%
Currency futures
Euro dollar / U.S. dollar October 2019 - November 2019, $1.11 - $1.21 Call	4	312,098	0.22%
Euro dollar / U.S. dollar November 2019 - February 2020, $1.04 - $1.08 Put	5	2,965,310	2.13%
Other currency futures		16,602,107	11.90%
Interest rate futures
Euro dollar 1yr midcurve December 2019 - March 2020, $98.88 - $99.38 Call	4	(197,613)	(0.14)%
Euro dollar December 2019 - December 2020 $99.25 - $99.75 Call	6	3,832,775	2.75%
Euro dollar December 2019 - December 2020 $95.50 - $97.88 Put	7	1,631,788	1.17%
Euro dollar June 2020 $99.00 Call	1	10,356,938	7.43%
Other interest rate futures		2,535,085	1.82%
U.S. index futures		644,420	0.46%
Total options		48,491,771	34.77%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2019:

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$1,142,910	0.82%
Currency		14,674	0.01%
Foreign bond		(453,393)	(0.33)%
Interest rate
Euro dollar 90 day September 2021	(11,581)	(1,794,063)	(1.29)%
U.S. bond		(89,938)	(0.05)%
U.S. index		(24,408)	(0.02)%
Total futures		(1,204,218)	(0.86)%

Forwards
Foreign currency		1,817,486	1.30%
Total forwards		1,817,486	1.30%

Options (proceeds $50,253,589)
Commodity futures		$(5,680,544)	(4.07)%
Currency futures
Euro dollar / U.S. dollar October 2019 - February 2020, $1.12 - $1.21 Call	(4)	(478,475)	(0.34)%
Euro dollar / U.S. dollar November 2019 - December 2019, $1.04 - $1.08 Put	(4)	(545,089)	(0.39)%
Other currency futures		(6,145,553)	(4.40)%
Interest rate futures
Euro dollar 1yr midcurve December 2019 - March 2020, $99.13 - $99.38 Call	(3)	(456,038)	(0.33)%
Euro dollar December 2019 - December 2020 $98.38 - $99.50 Call	(6)	(6,637,631)	(4.76)%
Euro dollar December 2019 - December 2020 $95.00 - $98.00 Put	(8)	(959,950)	(0.69)%
Other interest rate futures		(2,708,736)	(1.94)%
U.S. index futures		(1,276,350)	(0.92)%
Total options		(24,888,366)	(17.84)%
Total derivative financial instruments		$18,795,619	13.48%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2019:

Description	Principal / Number of Contracts / Notional Amounts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Fixed income securities owned (cost $31,087,793)
Bonds (cost $31,087,793)
United States (cost $31,087,793)
Government Bonds (cost $31,087,793)
U.S. Treasury bond 1.38% due 01/15/2020	$31,500,000	$31,456,934	49.35%
Total United States		31,456,934	49.35%
Total bonds		31,456,934	49.35%
Total fixed income securities owned		$31,456,934	49.35%

Exchange memberships (cost $1,051,100)
United States (cost $1,051,100)
Financial services (cost $1,051,100)		$606,250	0.95%
Total exchange memberships		$606,250	0.95%

Derivative financial instruments
Long contracts
Futures
Commodity		$(2,702,140)	(4.24)%
Currency		266,338	0.42%
Foreign bond		(2,213,458)	(3.48)%
Foreign index		3,361,135	5.27%
Interest rate		434,100	0.68%
U.S. bond		(3,040,164)	(4.77)%
U.S. index		(3,468,292)	(5.44)%
Total futures		(7,362,481)	(11.56)%

Forwards
Foreign currency		(2,109,625)	(3.31)%
Total forwards		(2,109,625)	(3.31)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2019:

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$2,027,448	3.18%
Currency		105,636	0.17%
Foreign bond		11,682	0.02%
Foreign index		(5,711)	(0.01)%
U.S. bond		(183,650)	(0.29)%
Total futures		1,955,405	3.07%

Forwards
Foreign currency		5,511,725	8.65%
Total forwards		5,511,725	8.65%
Total derivative financial instruments		$(2,004,976)	(3.15)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of  September 30, 2019:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$2,788,495	$5,568,327
Commodity futures options	9,808,863	-
Currency futures	19,594	379,444
Exchange memberships	6,605,200	606,250
Foreign bond futures	139,496	1,051,906
Foreign index futures	370,327	3,763,343
Interest rate futures	1,390,257	434,657
Interest rate futures options	21,206,806	-
U.S. bond futures	407,141	-
U.S. index futures	5,337	-
U.S. index futures options	644,420	-
Total Level 1	43,385,936	11,803,927

Level 2:
Foreign currency forwards	17,101,014	5,554,617
Foreign currency futures options	19,879,516	-
Government bonds*	-	31,456,934
Total Level 2	36,980,530	37,011,551
Total investment related assets	$80,366,466	$48,815,478

Liabilities
Level 1:
Commodity futures	$(8,989,356)	$(6,243,019)
Commodity futures options	(5,680,544)	-
Currency futures	(8,439)	(7,470)
Foreign bond futures	(1,133,513)	(3,253,682)
Foreign index futures	-	(407,919)
Interest rate futures	(2,626,279)	(557)
Interest rate futures options	(13,810,188)	-
U.S. bond futures	(856,813)	(3,223,814)
U.S. index futures	(130,115)	(3,468,292)
U.S. index futures options	(1,276,350)	-
Total Level 1	(34,511,597)	(16,604,753)

Level 2:
Foreign currency forwards	(13,284,932)	(2,152,517)
Foreign currency futures options	(7,169,118)	-
Total Level 2	(20,454,050)	(2,152,517)
Total investment related liabilities	$(54,965,647)	$(18,757,270)

* See each Master Fund’s condensed schedule of investments for breakout of industry and geographic region.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its average quarterly notional amounts and number of contracts for the nine months ended September 30, 2019. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at September 30, 2019 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$307,988,851	3,410	$(40,171,352)	(731)	$2,788,495	$(8,989,356)
Options (a)	187,769,805	5,902	(161,457,122)	(6,345)	9,808,863	(5,680,544)
	495,758,656	9,312	(201,628,474)	(7,076)	12,597,358	(14,669,900)

Equity price
Futures	160,081,019	1,799	(113,564,044)	(1,179)	375,664	(130,115)
Options (a)	86,658,348	2,785	(72,854,350)	(5,161)	644,420	(1,276,350)
	246,739,367	4,584	(186,418,394)	(6,340)	1,020,084	(1,406,465)
Foreign currency exchange rate
Forwards	4,783,682,446	N/A	(3,211,569,784)	N/A	17,101,014	(13,284,932)
Futures	1,989,154	20	(1,446,053)	(16)	19,594	(8,439)
Options (a)	1,117,890,081	62	(1,388,008,481)	(57)	19,879,516	(7,169,118)
	5,903,561,681	82	(4,601,024,318)	(73)	37,000,124	(20,462,489)

Interest rate
Futures	16,534,964,749	60,904	(7,726,400,090)	(33,613)	1,936,894	(4,616,605)
Options (a)	7,793,935,349	330,023	(5,110,492,609)	(236,886)	21,206,806	(13,810,188)
	24,328,900,098	390,927	(12,836,892,699)	(270,499)	23,143,700	(18,426,793)
Total	$30,974,959,802	404,905	$(17,825,963,885)	(283,988)	$73,761,266	$(54,965,647)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its average quarterly notional amounts and number of contracts for the nine months ended September 30, 2019. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at September 30, 2019 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$150,696,461	1,701	$(215,180,787)	(4,636)	$5,568,327	$(6,243,019)
	150,696,461	1,701	(215,180,787)	(4,636)	5,568,327	(6,243,019)

Equity price
Futures	552,519,428	5,817	(10,718,809)	(145)	3,763,343	(3,876,211)
	552,519,428	5,817	(10,718,809)	(145)	3,763,343	(3,876,211)
Foreign currency exchange rate
Forwards	242,360,632	N/A	(717,174,061)	N/A	5,554,617	(2,152,517)
Futures	21,421,204	225	(9,829,242)	(99)	379,444	(7,470)
	263,781,836	225	(727,003,303)	(99)	5,934,061	(2,159,987)

Interest rate
Futures	2,580,229,971	14,060	(172,952,505)	(1,152)	1,486,563	(6,478,053)
	2,580,229,971	14,060	(172,952,505)	(1,152)	1,486,563	(6,478,053)
Total	$3,547,227,696	21,803	$(1,125,855,404)	(6,032)	$16,752,294	$(18,757,270)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at September 30, 2019 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$73,761,266	$(50,201,059)	$23,560,207	$-	$23,560,207
Derivative liabilities	(54,965,647)	50,201,059	(4,764,588)	4,764,588	-

Graham K4D Trading Ltd.[2]
Derivative assets	$16,752,294	$(13,350,193)	$3,402,101	-	$3,402,101
Derivative liabilities	(18,757,270)	13,350,193	(5,407,077)	$5,407,077	-

1 Net derivative asset and liability amounts presented in the statements of financial condition is held with four counterparties. At September 30, 2019, additional collateral pledged in the amount of $109,274,303 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

2 Net derivative asset and liability amounts presented in the statement of financial condition are held with two counterparties. At September 30, 2019, additional collateral pledged in the amount of $28,146,858 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended September 30, 2019:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$372,292	$200,436

Net realized gain on investments	91,288,839	57,612,556
Net decrease in unrealized appreciation on investments	(35,180,589)	(19,316,972)
Brokerage commissions and fees	(4,210,945)	(101,863)
Net gain on investments	51,897,305	38,193,721
Net income	$52,269,597	$38,394,157

The following table summarizes the results of operations of each Master Fund for the nine months ended September 30, 2019:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$1,281,301	$659,930

Net realized gain on investments	148,812,821	77,214,124
Net (decrease) increase in unrealized appreciation on investments	(36,393,948)	5,561,738
Brokerage commissions and fees	(12,718,098)	(346,364)
Net gain on investments	99,700,775	82,429,498
Net income	$100,982,076	$83,089,428

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain and net decrease in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended September 30, 2019:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$19,473,321	$(5,318,152)
Options	4,420,347	-
	23,893,668	(5,318,152)
Equity price
Equities	561,900	(65,750)
Futures	17,324,869	12,840,006
Options	(1,344,915)	-
	16,541,854	12,774,256
Foreign currency exchange rate
Forwards	32,672,955	15,215,088
Futures	(52,501)	946,691
Options	(22,151,472)	-
	10,468,982	16,161,779
Interest rate
Fixed income securities	-	71,982
Futures	21,266,142	14,605,719
Options	(16,062,396)	-
	5,203,746	14,677,701
Total	$56,108,250	$38,295,584

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain and net (decrease) increase in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the nine months ended September 30, 2019:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$34,095,503	$(34,710,115)
Options	5,106,892	-
	39,202,395	(34,710,115)
Equity price
Equities	741,600	(150,250)
Futures	26,252,521	37,721,909
Options	904,890	-
	27,899,011	37,571,659
Foreign currency exchange rate
Forwards	45,971,846	9,888,840
Futures	(148,941)	1,128,368
Options	(43,138,591)	-
	2,684,314	11,017,208
Interest rate
Fixed income securities	-	364,834
Futures	35,470,016	68,532,276
Options	7,163,137	-
	42,633,153	68,897,110
Total	$112,418,873	$82,775,862

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of December 31, 2018:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$4,486,309	$10,924,441
Commodity futures options	2,337,480	-
Currency futures	475	59,691
Exchange memberships	5,863,600	756,500
Foreign bond futures	138,198	4,250,332
Foreign index futures	-	2,603,289
Interest rate futures	20,013,528	480,650
Interest rate futures options	13,342,488	-
U.S. bond futures	19,339,805	1,837,250
U.S. index futures	43,370	326,957
U.S. index futures options	1,256,250	-
Total Level 1	66,821,503	21,239,110

Level 2:
Foreign currency forwards	27,155,059	5,540,490
Foreign currency futures options	58,675,515	-
Government bonds*	-	62,592,100
Total Level 2	85,830,574	68,132,590
Total investment related assets	$152,652,077	$89,371,700

Liabilities
Level 1:
Commodity futures	$(561,950)	$(9,707,163)
Commodity futures options	(1,000,339)	-
Currency futures	(1,640)	(311,575)
Foreign bond futures	(642,744)	-
Foreign index futures	(42,275)	(2,108,199)
Interest rate futures	(21,863,938)	(4,184,864)
Interest rate futures options	(16,028,272)	-
U.S. bond futures	(221,375)	(4,784,097)
U.S. index futures	(242,000)	(3,303,916)
U.S. index futures options	(2,808,500)	-
Total Level 1	(43,413,033)	(24,399,814)

Level 2:
Foreign currency forwards	(25,228,254)	(9,255,072)
Foreign currency futures options	(59,626,208)	-
Total Level 2	(84,854,462)	(9,255,072)
Total investment related liabilities	$(128,267,495)	$(33,654,886)

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

1 Net derivative asset and liability amounts presented in the statements of financial condition are held with three counterparties. The Master Fund has pledged/received offsetting collateral to/from one of those counterparties as of December 31, 2018. At December 31, 2018, additional collateral pledged in the amount of $74,833,150 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized (loss) gain and net increase in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended September 30, 2018:

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the nine months ended September 30, 2018:

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. Federal government which generally range in maturity from one to thirty months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT’s investment in GCA at September 30, 2019 and December 31, 2018 is $51,461,585 and $55,501,064 which represents a percentage of GAIT’s Members’ Capital of 89.83% and 91.86%, respectively.

GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis.  For the three months and nine months ended September 30, 2019, the total amount recognized by GAIT with respect to its investment in Cash Assets was $274,254 and $808,632, respectively. For the three months and nine months ended September 30, 2018, the total amount recognized by GAIT with respect to its investment in Cash Assets was $269,246 and $780,945, respectively.  These amounts are included in interest income in the statements of operations and incentive allocation. At September 30, 2019 and December 31, 2018, GAIT owned approximately 0.95% and 1.26%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$507,255,033	$727,311,005
Investments in fixed income securities (amortized cost $4,912,180,627 and $3,678,136,029, respectively)	4,912,180,627	3,678,136,029
Interest receivable	16,456,548	12,116,133
Total assets	5,435,892,208	4,417,563,167

Liabilities:
Accrued bank fee expense	17,000	-
Total liabilities	17,000	-

Members’ capital	$5,435,875,208	$4,417,563,167

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following table summarizes the results of operations of Cash Assets for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment income
Interest income	$27,890,220	$20,627,056	$74,162,722	$59,861,550
Total investment income	27,890,220	20,627,056	74,162,722	59,861,550

Expenses:
Bank fee expense	11,503	40,668	57,410	85,829
Total expenses	11,503	40,668	57,410	85,829
Net investment income	27,878,717	20,586,388	74,105,312	59,775,721
Net income	$27,878,717	$20,586,388	$74,105,312	$59,775,721

The following represents the condensed schedule of investments of Cash Assets as of September 30, 2019:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $4,912,180,627)
United States
Government Bonds (amortized cost $4,537,617,435)
U.S. Treasury bonds 1.00% – 2.75% due 10/15/2019 – 2/28/2021	$4,550,000,000	$4,537,617,435	83.48%
Total Government Bonds		4,537,617,435	83.48%

Treasury Bills (amortized cost $374,563,192) U.S. Treasury bills 0.00% due 10/08/2019 – 11/21/2019	$375,000,000	374,563,192	6.89%
Total Treasury Bills		374,563,192	6.89%
Total United States		4,912,180,627	90.37%
Total Investments in Fixed Income Securities		$4,912,180,627	90.37%

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

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Assets
Level 2:
Fixed income securities
Government bonds	$4,537,617,435	$3,678,136,029
Treasury bills	374,563,192	-
Total fixed income securities	4,912,180,627	3,678,136,029
Total Level 2	4,912,180,627	3,678,136,029
Total assets	$4,912,180,627	$3,678,136,029

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

6. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. The Advisory Fees paid to the Manager for the nine months ended September 30, 2019 and 2018 were $648,406 and $856,646, respectively.

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager for the nine months ended September 30, 2019 and 2018 were $345,837 and $464,096, respectively.

Class 0	Class 2
0.50%	1.25%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions (continued)

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. The Incentive Allocation for the nine months ended September 30, 2019 and 2018 was $187 and $0, respectively.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

Administrator’s Fee

For the nine months ended September 30, 2019 and 2018, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $58,085 and $75,214, respectively.

7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s revenues and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. GAIT identifies its major tax jurisdictions as the U.S. for Federal tax purposes and Connecticut for state tax purposes. The Manager has evaluated GAIT’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for open tax years 2016 through 2018 or expected to be taken in GAIT’s 2019 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations and incentive allocation. No such interest and/or penalties were assessed to GAIT for the nine months ended September 30, 2019 and 2018.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended September 30, 2019 and 2018:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, June 30, 2018	$141.08	$101.69
Net income:
Net investment loss	(0.40)	(0.48)
Net gain on investments	1.45	1.04
Net income	1.05	0.56
Net asset value per unit, September 30, 2018	$142.13	$102.25

Net asset value per unit, June 30, 2019	$142.21	$101.74
Net income:
Net investment loss	(0.45)	(0.53)
Net gain on investments	10.04	7.17
Net income	9.59	6.64
Net asset value per unit, September 30, 2019	$151.80	$108.38

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the three months ended September 30, 2019 and 2018:

	Class 0		Class 2
	2019	2018	2019	2018

Total return before Incentive Allocation	6.74%	0.74%	6.53%	0.55%
Incentive Allocation	(0.00)	0.00	0.00	0.00
Total return after Incentive Allocation	6.74%	0.74%	6.53%	0.55%

Net investment loss before Incentive Allocation	(0.30)%	(0.28)%	(0.49)%	(0.47)%
Incentive Allocation	(0.00)	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.30)%	(0.28)%	(0.49)%	(0.47)%

Total expenses before Incentive Allocation	0.81%	0.70%	1.01%	0.89%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.81%	0.70%	1.01%	0.89%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following is the per Unit operating performance calculation for the nine months ended September 30, 2019 and 2018:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2017	$140.90	$101.94
Net income:
Net investment loss	(1.11)	(1.39)
Net gain on investments	2.34	1.70
Net income	1.23	0.31
Net asset value per unit, September 30, 2018	$142.13	$102.25

Net asset value per unit, December 31, 2018	$133.70	$96.01
Net income:
Net investment loss	(0.86)	(1.19)
Net gain on investments	18.96	13.56
Net income	18.10	12.37
Net asset value per unit, September 30, 2019	$151.80	$108.38

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the nine months ended September 30, 2019 and 2018:

	Class 0		Class 2
	2019	2018	2019	2018

Total return before Incentive Allocation	13.54%	0.87%	12.88%	0.30%
Incentive Allocation	(0.00)	0.00	0.00	0.00
Total return after Incentive Allocation	13.54%	0.87%	12.88%	0.30%

Net investment loss before Incentive Allocation	(0.61)%	(0.78)%	(1.18)%	(1.34)%
Incentive Allocation	(0.00)	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.61)%	(0.78)%	(1.18)%	(1.34)%

Total expenses before Incentive Allocation	2.14%	1.90%	2.71%	2.47%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	2.14%	1.90%	2.71%	2.47%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total Members’ Capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital of GAIT, excluding that of the Managing Member, for the three and nine months ended September 30, 2019 and 2018.

9. Subsequent Events

GAIT had no subscriptions and redemptions of approximately $0.9 million from October 1, 2019 through November 14, 2019, the date through which subsequent events were evaluated by management and financial statements were available for issuance. These amounts have not been included in the financial statements.

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

For the three months ended September 30, 2019, the Blended Strategies Portfolio’s Members’ Capital increased by $396,438 or 1.4%. The net increase in the Blended Strategies Portfolio was attributable to net income of $1,835,486 or 6.7% offset by redemptions totaling $1,439,048 or -5.3%, for the period.

For the nine months ended September 30, 2019, the Blended Strategies Portfolio’s Members’ Capital decreased by $3,365,403 or -10.7%. The net decrease in the Blended Strategies Portfolio was attributable to redemptions totaling $7,080,210 or -22.6% offset by net income of $3,514,807 or 11.3% and subscriptions of $200,000 or 0.6%, for the period.

For the three months ended September 30, 2018, the Blended Strategies Portfolio’s Members’ Capital decreased by $972,590 or -2.6%. The net decrease in the Blended Strategies Portfolio was attributable to redemptions totaling $1,208,849 or -3.2% offset by net income of $236,259 or 0.6%, for the period.

Index
For the nine months ended September 30, 2018, the Blended Strategies Portfolio’s Members’ Capital decreased by $5,387,723 or -12.8%. The net decrease in the Blended Strategies Portfolio was attributable to redemptions totaling $5,952,348 or -14.1% offset by net income of $389,625 or 0.9% and subscriptions of $175,000 or 0.4%, for the period.

(i)	Results of Operations

The Fund’s success depends primarily upon the Manager’s ability to recognize and capitalize on market trends in the different and varied sectors of the global financial markets in which it trades.

2019 Summary

Three Months Ended September 30, 2019

For the three months ended September 30, 2019, the Blended Strategies Portfolio experienced net trading gains of $1,999,879. The trading results are attributable to the following sectors:

Agriculture / Softs	$(14,782)
Base Metals	38,710
Energy	(234,850)
Equities	672,775
Foreign Exchange	703,198
Long Term / Intermediate Rates	785,637
Precious Metals	294,526
Short Term Rates	(245,335)
$1,999,879

The Blended Strategies Portfolio recorded a net gain for the third quarter of 2019. The portfolio recorded gains in fixed income futures, primarily from positions on the long end of the yield curve in the U.S. and Europe.  In currencies, the portfolio recorded gains from positions in the euro, Singapore dollar, and British pound sterling versus the U.S. dollar. The portfolio also recorded profits in equity index futures, most notably in Europe with smaller gains in the U.S.  In commodities, the portfolio recorded gains in metals and losses in energy.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended September 30, 2019, Advisory Fees decreased by $29,961 or -21.2%, Sponsor Fees decreased by $18,391 or -23.3%, and Administrator’s Fees decreased by $2,818 or -22.9% in the Fund over the corresponding period of the preceding year. These decreases are attributable to lower net assets of the portfolio resulting from redemptions and partially offset by net income and subscriptions for the period. During the same period, interest income decreased by $8,242 or -5.4%. Interest was earned on free cash at an average annualized yield of 2.09% for the three months ended September 30, 2019 compared to 1.67% for the same period in 2018.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended September 30, 2019 and 2018, the Incentive Allocation was $187 and $0, respectively.

Index
Nine Months Ended September 30, 2019

For the nine months ended September 30, 2019, the Blended Strategies Portfolio experienced net trading gains of $3,932,358. The trading results are attributable to the following sectors:

Agriculture / Softs	$(102,795)
Base Metals	(103,091)
Energy	(831,736)
Equities	1,547,472
Foreign Exchange	491,620
Long term / Intermediate Rates	1,985,185
Precious Metals	455,592
Short Term Rates	490,111
$3,932,358

The Blended Strategies Portfolio recorded a net gain for the first three quarters of 2019. The portfolio recorded gains in fixed income futures, primarily from positions across the yield curve in the U.S. with further gains in European, Australian and Canadian bonds. The portfolio also recorded gains in equity index futures, primarily from positions in European benchmark indices with smaller gains in the U.S. and Asia. In currencies, the portfolio recorded profits from positions in the euro and Singapore dollar versus the U.S. dollar. In commodities, gains in metals were more than offset by losses from positions in energy.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the nine months ended September 30, 2019, Advisory Fees decreased by $116,732 or -26.1%, Sponsor Fees decreased by $73,379 or -29.2%, and Administrator’s Fees decreased by $9,646 or -24.9% in the Fund over the corresponding period of the preceding year. These decreases are attributable to lower net assets of the portfolio resulting from redemptions partially offset by net income and subscriptions for the period. During the same period, interest income decreased by $2,382 or -0.5%. Interest was earned on free cash at an average annualized yield of 2.06% for the nine months ended September 30, 2019 compared to 1.51% for the same period in 2018.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the nine months ended September 30, 2019 and 2018, the Incentive Allocation was $187 and $0, respectively.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of September 30, 2019 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	(2.4)%
Base Metals	3.4%
Energy	2.3%
Equities	(1.1)%
Foreign Exchange	45.4%
Long Term / Intermediate Rates	(7.2)%
Precious Metals	(9.4)%
Short Term Rates	69.0%
100.0%

Index
2018 Summary

Three Months Ended September 30, 2018

For the three months ended September 30, 2018, the Blended Strategies Portfolio experienced net trading gains of $424,199. The trading results are attributable to the following sectors:

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

Index
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

Blended Strategies Portfolio
September 30, 2019	14.09%
December 31, 2018	9.46%
September 30, 2018	14.52%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through September 30, 2019, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Based on their evaluation as of September 30, 2019, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to the Fund’s internal control over financial reporting during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2019, the Fund issued no Units with respect to the Blended Strategies Portfolio.

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2019	1,079.034	$130.85	N/A	N/A
August 1 – August 31, 2019	1,228.876	$139.47	N/A	N/A
September 1 – September 30, 2019	10,259.255	$109.80	N/A	N/A
TOTAL	12,567.165	$114.51	N/A	N/A

1 Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None

Index
Item 6.	Exhibits

* 3.1	Certificate of Formation of Graham Alternative Investment Fund I LLC
** 3.1(a)	Amendment to Certificate of Formation of Graham Alternative Investment Fund I LLC
** 3.2	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC
*** 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Executive Officer)
*** 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Financial Officer)
*** 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Principal Financial Officer)
*** 101.INS	XBRL Instance Document
*** 101.SCH	XBRL Taxonomy Extension Schema
*** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*** 101.DEF	XBRL Taxonomy Extension Definition Linkbase
*** 101.LAB	XBRL Taxonomy Extension Label Linkbase
*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010

**	Incorporated by reference to the Fund’s Form 8-K previously filed on April 11, 2013

***	Filed herewith

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2019	GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
BLENDED STRATEGIES PORTFOLIO

	By:	By: GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

By:	/s/ Brian Douglas
Brian Douglas, Principal Executive Officer

By:	/s/ George Schrade
George Schrade, Principal Financial Officer