Form 10-K
period 2019-12-31
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2020-03-30
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐       No ☑

Units of the Blended Strategies Portfolio with an aggregate value of $27,553,123 were outstanding and held by non-affiliates as of June 30, 2019.

As of March 1, 2020, 202,874.290 Units of the Blended Strategies Portfolio were outstanding.

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

Prior to October 31, 2019, investors in GAIF I had the choice to invest in either or both of two different portfolios, the Blended Strategies Portfolio or the Systematic Strategies Portfolio. The Systematic Strategies Portfolio ceased trading operations on October 31, 2019. The Blended Strategies Portfolio uses a systematic trading program and a discretionary trading program. The Systematic Strategies Portfolio used solely a systematic program. The Blended Strategies Portfolio units of interest (the “Units”) are the only units of GAIF I registered under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and the financial information and statements contained herein are solely with respect to that Portfolio.

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

The Manager believes strongly in the importance of its ongoing research activities, particularly in the development of new trading programs, and expects to develop additional trading systems for the Fund and to modify the systems currently in use for the Fund over time. The Manager also seeks to add new trading strategies to its discretionary programs and to modify such strategies over time. There is no maximum number of trading programs that the Manager may see fit to include in either the Blended Strategies Portfolio or the Systematic Strategies Portfolio, and the Manager may increase or decrease the number of programs included in each portfolio over time. The Manager continually updates and modifies its trading programs and may make such additions or deletions of trading programs to either the Blended Strategies Portfolio or the Systematic Strategies Portfolio at any time– such as changes in the leverage of, or in the asset allocations to, any of the Fund’s trading programs – in its sole discretion. The Fund is not required to provide prior, or any, notice of any such changes to investors.

Under the Limited Liability Company Agreement of GAIF I (the “Company Agreement”), the Manager has complete and exclusive responsibility for management and administration of the affairs of GAIF I. The Manager is currently registered as a commodity pool operator (“CPO”) and commodity trading advisor (“CTA”) with the Commodity Futures Trading Commission (“CFTC”), as an investment adviser with the Securities and Exchange Commission (“SEC”) and is a member of the National Futures Association (“NFA”). GAIF I is not required to be, and is not, registered under the Investment Company Act of 1940, as amended. Investors purchasing units of interests (the “Units”) in GAIF I have no rights to participate in the management of the Fund.  Units are sold through dealers that are not affiliated with the Fund or the Manager.

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

As of February 28, 2019, the aggregate Net Asset Value (as defined below under “Allocation of Profit and Loss”) of the Units in GAIF I was $28,918,998. GAIF I operates on a calendar fiscal year.

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

The Systematic Strategies Portfolio ceased trading operations on October 31, 2019.

ii)	The Manager

The Manager was organized in May 1994 as a Delaware limited partnership.  The general partner of the Manager is KGT, Inc., a Delaware corporation of which Kenneth G. Tropin is the sole director and sole shareholder.  KGT, Inc. became a listed Principal of the Manager effective July 27, 1994.  The Manager has been registered as a CPO and CTA under the Commodity Exchange Act (“CEA”) and has been a member of the NFA since July 27, 1994 and has been registered as an investment adviser with the Securities and Exchange Commission since March 20, 2012.  As of March 1, 2020, the Manager has approximately 191 personnel and manages assets of over $14.7 billion.  The Manager’s principal office is located at 40 Highland Avenue, Rowayton, Connecticut 06853 and its telephone number is (203) 899-3400. The Manager’s advisory services may in part be performed out of its branch office in West Palm Beach, Florida and the office of the Manager’s London affiliate, Graham Capital LLP.

(iii)	The Trading Program

Prior to October 31, 2019, the Fund offered two separate portfolios, each representing a different investment program:  the Blended Strategies Portfolio and the Systematic Strategies Portfolio. The Systematic Strategies Portfolio ceased trading operations on October 31, 2019. The Manager strived to combine various trading strategies within each portfolio in order to diversify the investment exposure of each portfolio and reduce its dependence on any single trading strategy.  The Manager also sought trading strategies that have low correlation to each other in an effort to make the performance returns of each portfolio, so far as is practicable, less volatile and more consistently profitable.  The Manager’s Investment Committee, which is comprised of Kenneth G. Tropin, Pablo Calderini, Robert E. Murray, Brian Douglas, Barry S. Fox, James A. Medeiros, William Pertusi, Christopher McCann, Timothy Sperry, Isaac Finkle, Ed Tricker, Kelly Tropin, and George Schrade makes decisions with respect to the selection of strategies traded on behalf of the Fund.

Biographical information regarding the members of the Investment Committee as of December 31, 2019  is set forth below.

Kenneth G. Tropin, 66, is the Chairman and the founder of the Manager. In May 1994, he founded the Manager and became an Associated Person and Principal effective July 27, 1994. Mr. Tropin developed the firm’s original trading programs and is responsible for the overall management of the organization, including the investment of its proprietary trading capital.

Pablo Calderini, 55, is the President and Chief Investment Officer of the Manager and, among other things, is responsible for the management and oversight of the discretionary and systematic trading businesses at the Manager. He joined the Manager in August 2010 and became an Associated Person and Principal of the Manager effective August 13, 2010. Mr. Calderini received a B.A. in Economics from Universidad Nacional de Rosario in 1987 and a Masters in Economics from Universidad del Cema in 1988, each in Argentina.

Robert E. Murray, 59, is the Vice Chairman of the Manager and serves as a member of the Manager’s executive leadership team responsible for the management of the firm and oversees important business and strategic initiatives of the Manager.  He joined the Manager in June 2003 and became an Associated Person and Principal of the Manager effective June 27, 2003.  Mr. Murray received a Bachelor’s Degree in Business with a Finance concentration from Geneseo State University in 1983.

James A. Medeiros, 46, is Chief Executive Officer of the Manager responsible for risk management, quantitative trading, investor relations and technology at the Manager. He joined the Manager in July 2009 and became an Associated Person of the Manager effective July 21, 2009 and a Principal on February 7, 2013. Mr. Medeiros received a Bachelor of Science from the Edmund A. Walsh School of Foreign Service at Georgetown University in 1996 and received an M.B.A. from the Wharton School at the University of Pennsylvania in 2003.

Brian Douglas, 46, C.P.A., is the Principal Executive Officer of the Manager and oversees the operation of the trading services, legal, compliance, facilities and administration departments of the Manager. He became an Associated Person of the Manager effective February 1, 2013 and a Principal on April 1, 2013. In July 2004, he joined the Manager as Manager of Financial Reporting and became Director of Financial Reporting in April 2008. Mr. Douglas received a B.A. in accounting from Western Connecticut State University in May 1996.

George Schrade, 45, C.P.A., is the Principal Financial Officer of the Manager and is responsible for the finance department of the Manager. He joined the Manager in June 2007 and became an Associated Person of the Manager effective December 21, 2016 and a Principal on February 28, 2019.  Mr. Schrade received a B.S in Accounting from Quinnipiac University in May 1996.

Isaac Finkle, 67, is Chief Legal Officer of the Manager. He joined the Manager in May 2003 and became an Associated Person of the Manager effective April 16, 2004 and a Principal on June 5, 2007. Mr. Finkle received a J.D. from New York University School of Law in 1985, a Ph.D. from the University of Pennsylvania in 1998 specializing in sociological theory, and a B.A. with honors in philosophy from Haverford College in 1973.

Barry S. Fox, 56, is Director of Quantitative Research Operations of the Manager. He became an Associated Person of the Manager effective November 10, 2000 and a Principal on November 15, 2007. Mr. Fox joined the Manager in August 2000. Mr. Fox received a B.S. in Business Administration from State University of New York at Buffalo in 1986.

William Pertusi, 59, is the Co-Chief Risk Officer of the Manager, responsible for identifying, monitoring and acting upon financial risks relative to financial returns in the Manager’s diverse trading strategies. He became an Associated Person of the Manager effective July 24, 2006 and a Principal on November 28, 2006. Mr. Pertusi received a B.S. in Electrical Engineering from Lehigh University in 1983, an M.B.A. from Harvard in 1987, and an M.S. in Mathematics from Fairfield University in 2006.

Christopher McCann, 49, is the Co-Chief Risk Officer of the Manager, responsible for identifying, monitoring and acting upon financial risks relative to financial returns in Manager’s diverse trading strategies. He became an Associated Person of the Manager effective May 29, 2009 and a Principal effective June 24, 2019. He was previously registered as a Principal of the Manager effective September 12, 2012 through February 22, 2016. Mr. McCann received an M.B.A. in Finance from New York University Stern School of Business in May 1998, a M.S. in Industrial Engineering from Rutgers University in May 1995, and a B.S. in Chemical Engineering from Washington University in May 1992.

Tim Sperry, 52, is Executive Director and Chief Compliance Officer of the Manager. He joined the Manager in June 2004. He became an Associated Person of the Manager effective October 9, 2012 and a Principal on October 10, 2012. As Chief Compliance Officer, he oversees compliance and regulatory matters related to the firm’s business. Mr. Sperry received a J.D. from New England School of Law in May 1998 and a B.A. in Political Science in 1989 from Boston University.

Edward Tricker, 36, is Chief Investment Officer of Quantitative Strategies of the Manager and is responsible for the management and oversight of the firm’s Quantitative Strategies team, including quantitative operations and execution, research, alpha technology, and data science. He became an Associated Person of the Manager effective February 4, 2013 and a Principal on April 30, 2014. Mr. Tricker received a Ph.D. in Statistics from Imperial College of Science and Technology in London in October 2009 and a B.S. in Mathematics and Statistics from the University of Oxford in June 2005.

Kelly Tropin, 29, is Chief Economist and Senior Managing Director of the Manager and is responsible for leading the firm’s economic research efforts in addition to playing a key role in the management of the firm’s discretionary trading team. She became an Associated Person and Principal of the Manager effective September 6, 2018. Ms. Tropin received a Bachelor of Arts in Government from Dartmouth College in June 2013.

On February 6, 2020, William Pertusi, Co-Chief Risk Officer, resigned from the Manager in connection with his retirement.  Upon Mr. Pertusi’s resignation, Christopher McCann assumed the position of sole Chief Risk Officer of the Manager. On March 2, 2020, Isaac Finkle, Chief Legal Officer, resigned from the Manager in connection with his retirement.

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

Pursuant to the Company Agreement, each Class of the Blended Strategies Portfolio and Systematic Strategies Portfolio of the Fund paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.50% of the Net Asset Value of such Class.  For purposes of calculating the Advisory Fee, the Net Asset Value of each Class equals the total fair market value of the assets of the Fund attributable to that Class less the liabilities of the Fund attributable to that Class.  Profits and losses are allocated among the Classes in proportion to their respective Net Asset Values (before accrual of the Sponsor Fee and the Incentive Allocation set forth below). The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month (before giving effect to any redemptions as of the last business day of the month and subscriptions as of the beginning of the next business day, and before deduction or accrual of fees payable to the Manager and the Incentive Allocation). A portion of the Advisory Fee may be paid to third parties as compensation for offering or selling activities in connection with the Fund. If the Company Agreement is terminated as of a date other than the last business day of a month, the Advisory Fee will be prorated through the termination date.

(ii)	Sponsor Fee

Each Class 0 and Class 2 of the Fund pays the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee, in each case payable monthly in arrears, determined in the same manner as the Advisory Fee.

Class 0	Class 2

0.50%	1.25%

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

Each Class of the Blended Strategies Portfolio and the Systematic Strategies Portfolio of the Fund bears an annual Incentive Allocation, payable to the Manager as of the end of each calendar year, equal to 20% of the net profits of the Class for the year, subject to a “loss carryforward” provision. The loss carryforward provision generally provides that the Manager will not receive an Incentive Allocation in respect of the Class for a calendar year to the extent that the Class experiences net loss since the last calendar year for which an Incentive Allocation was earned and such loss has not been recouped through subsequent net profits. The Incentive Allocation is calculated and paid as follows:  At the end of each calendar year, the Incentive Allocation is deducted from the Net Asset Value of each Class and credited to the Capital Account of the Manager in the Feeder Funds, in an amount equal to 20% of New High Net Trading Profits (as defined below) with respect to each class of the Blended Strategies Portfolio and the Systematic Strategies Portfolio for such period. “New High Net Trading Profits” for any Class for any year shall mean the Net Capital Appreciation (which includes unrealized gains and losses and interest income and expense, less all accrued debts, liabilities and obligations of the Class (but before any accrual for the Incentive Allocation) for such period) for the year minus the Carryforward Loss (as defined below), if any, as of the beginning of the year, for such Class. The “Carryforward Loss” shall be increased as of the end of each calendar year by the amount of any Net Capital Depreciation with respect to such Class during the year then ended and shall be decreased (but not below zero) as of the end of each calendar year by the amount of any Net Capital Appreciation with respect to such Class during the year then ended. In addition, the Carryforward Loss for a Class for any calendar year shall be proportionately reduced effective as of the date of redemption of any Units of such Class by multiplying (i) the Carryforward Loss for such Class immediately prior to such redemption by (ii) the ratio that the amount of assets redeemed from such Class bears to the Net Assets of such Class immediately prior to such redemption. The Carryforward Loss of a Class must be recouped before any subsequent Incentive Allocation can be made to the Manager. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed on any date not the end of a calendar year, as if the date of redemption were the end of a calendar year and the Incentive Allocation shall only be deducted with respect to such redeemed Units.

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

Allocation of Profit and Loss

A separate Capital Account is maintained for each member with respect to each Class of Units held by such member. The initial balance of each Capital Account of each member will equal the net initial contribution to the Fund by such member with respect to the Class to which such Capital Account relates. Each Capital Account of each member is increased by any additional capital contributions by such member with respect to the Class to which such Capital Account relates and decreased by any redemptions of Units of such Class by such member. Net realized and unrealized appreciation or depreciation in the value of assets of each portfolio of the Fund, including investment income and expenses, is allocated at the end of each fiscal period among the Capital Accounts of the members in proportion to the relative values of such Capital Accounts as of the commencement of such fiscal period (in the case of any month end that is not also the end of a calendar year, before any accrual for the Incentive Allocation).

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

Market Illiquidity May Cause Less Favorable Trade Prices.  Futures trading at times may be illiquid. Most United States commodity exchanges limit price fluctuations in certain commodity interest prices during a single day by means of “daily price fluctuation limits” or “daily limits.” The daily limit, which is set by most exchanges for all but a portion of the expiration month, imposes a floor and a ceiling on the prices at which a trade may be executed, as measured from the last trading day’s close. While these limits were put in place to lessen margin exposure, they may have certain negative consequences for the Fund’s trading.  For example, once the price of a particular contract has increased or decreased by an amount equal to the daily limit, thereby producing a “limit-up” or “limit-down” market, positions in the contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Contract prices in various commodities have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions, subjecting the Fund to substantial losses. Market intervention may also create liquidity issues.  For instance, countries may impose limits on the ability to engage in short sales on instruments traded on exchanges that are subject to their regulation.  During the current COVID-19 outbreak, various EU countries have enacted such bans, impacting shares of companies traded on their exchanges as well as on derivatives related to those companies and indices of which such companies are constituents.

In Times of Market Stress, the Fund May Not Be Able to Diversify Its Portfolio.  Where the markets are subject to exceptional stress, trading strategies and programs may become less diversified and more highly correlated as the stress may cause diverse and otherwise unrelated markets all to act in a similar manner. Efforts by the Manager to diversify the Fund’s trading strategies and investment exposure may not succeed in protecting the Fund from significant losses in the event of severe market disruptions. The COVID-19 outbreak has placed tremendous stress on global markets, leading to a breakdown in typical asset class correlations,  decreasing liquidity in the cash markets, and increasing volatility across all markets.  The impact of the outbreak has been broad-based, resulting in losses across all asset classes, thereby minimizing the potential benefits that typically result from having a diversified portfolio.

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

Trading on Non-U.S. Exchanges Presents Greater Risks to the Fund than Trading on U.S. Exchanges.  Unlike trading on U.S. commodity exchanges, trading on non-U.S. commodity exchanges is not regulated by the CFTC and may be subject to greater risks than trading on U.S. exchanges. For example, some non-U.S. exchanges are “principals’ markets” in which no common clearing facility exists, and a trader may look only to the broker for performance of the contract. In addition, unless the Fund hedges against fluctuations in the exchange rate between the U.S. dollar (in which Units are denominated) and other currencies in which trading is done on non-U.S. exchanges, any profits that the Fund might realize in trading could be reduced or eliminated by adverse changes in the exchange rate, or the Fund could incur losses as a result of those changes. Additional costs could also be incurred in connection with international investment activities. Foreign brokerage commissions generally are higher than in the United States. Expenses also may be incurred on currency exchanges when the Fund changes investments from one currency to another. Increased custodian costs as well as administrative difficulties (such as the applicability of foreign laws to foreign custodians in various circumstances, including bankruptcy, ability to recover lost assets, expropriation, nationalization and record access) may be associated with the maintenance of assets in foreign jurisdictions.

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

Global Economic, Political and Market Conditions May Adversely Affect the Fund’s Operations. The current global financial market situation, as well as various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. For example, the recent outbreak of coronavirus, or COVID-19, in many countries continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The outbreak of COVID-19 and any resulting increase in volatility or economic downturn may have a material adverse impact on Fund’s operations.

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

Quantitative Trading System Flaws are not Trade Errors. The Manager’s quantitative trading systems utilize sophisticated quantitative methods for signal generation and trade execution.  These systems rely heavily on price-based and fundamental data sourced from third parties.  Inaccuracies in the data received, the design and implementation of the systems, and in the sourcing, processing and incorporation of the data into these systems can result in flaws in signal generation and faulty order execution potentially resulting in losses to client accounts.  Systems are developed with the aid of historical data, which reflects how markets behaved in the past under different circumstances.  These trading systems cannot predict or detect fundamental changes in market behavior and will likely not perform as designed or intended during periods of unexpected market behavior.  Developing quantitative trading programs requires highly skilled personnel applying advanced quantitative methods to vast data sets.  Notwithstanding the Manager’s approach to hiring highly qualified quantitative research personnel, commitment to well-defined research and development protocols and extensive testing and ongoing monitoring of its trading systems, the complex nature of quantitative trading programs creates the risk that flaws will arise in these systems.  Such flaws may be difficult to detect and therefore may impact these systems for extended periods of time.  All of these risks are intrinsic to the operation of quantitative trading strategies, and investors in the Fund must assume that the foregoing elements constitute an inherent risk of the Fund’s investment.  As such, any losses attributable to these issues will not be deemed to be trade errors and will be borne by the Fund.

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

The Manager Manages Other Accounts.

The Manager acts as general partner or trading manager to investment funds and other managed accounts that have investment objectives and methodologies similar to the Fund. These investment funds and managed accounts employ a systematic trading program identical to, or substantially similar to, that traded for the Fund and a discretionary trading program similar to that traded for the Blended Strategies Portfolios. The Manager may receive higher or lower fees for managing certain of these accounts. The Manager may also offer such accounts greater transparency with respect to their investments or different redemption or other terms than those offered by the Fund.  The Manager and its principals may trade for their own accounts in the same markets in which the Fund trades and such accounts may take positions that are opposite, or ahead of, positions taken for the Fund. However, the Manager and its principals will not knowingly or deliberately favor their proprietary accounts over other client accounts in any manner. Fund investors will not be permitted to inspect the records of such proprietary accounts or the written policies related to such trading. The Manager and its principals also may manage other accounts in the future. All of the above accounts may compete with the Fund for the same positions. All of the foregoing accounts may be aggregated for purposes of determining applicable position limits and may take the same or different positions as the Fund.

With respect to the discretionary strategies traded for the Fund, all of the Manager’s trading is currently conducted through one or more master funds. Except with respect to portfolio managers trading on behalf of more than one account (as discussed further below), this structure generally eliminates the need for post-trade allocation procedures, which would otherwise be the case if trading for each strategy was conducted for multiple accounts.  Currently, certain discretionary portfolio managers trade separate strategies across different master funds.  In markets where the Manager receives average pricing, trades will be allocated to the accounts on a pro rata basis according to each account’s trading size.  Trades which receive split fills generally will be allocated to the accounts using a Monte Carlo simulation, which is designed to allocate trades in the most equitable manner practicable.  The Monte Carlo methodology is further described below with respect to systematic trading program trade allocation and applies in equal fashion.

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

The Fund Will Generally Bear the Impact of Trade Errors. The Fund, and thus the investors, will ordinarily be responsible for any losses, and will benefit from any gains, resulting from trading errors and similar human errors, absent bad faith, willful misconduct or gross negligence.  Subject to the above, the Manager bears all direct costs incurred in correcting trade errors without reimbursement for such costs from the Fund; provided, however, that the Manager will be entitled to set off against such costs any amounts received by it from a broker or trade counter party in recognition of their relative degree of fault in the trade error.  In no event will the Manager either offset the cost of correcting trade errors through soft dollars or seek to correct a trade error by instituting a trade between client accounts.

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

As of March 1, 2020, there were 104 holders of Class 0 Units and 63 holders of Class 2 Units of the Blended Strategies Portfolio.

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

For the three months ended December 31, 2019, the Fund did not issue any Units with respect to the Blended Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act.  The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Units of the Fund.

Month beginning:	Blended Strategies Portfolio Class 0 Number of Units Purchased	Price of Blended Strategies Portfolio Class 0 Units Purchased	Blended Strategies Portfolio Class 2 Number of Units Purchased	Price of Blended Strategies Portfolio Class 2 Units Purchased
October 1, 2019	3,845.126	$153.25	1,309.997	$109.35
November 1, 2019	1,439.954	$153.90	-	$109.74
December 1, 2019	951.752	$152.04	-	$108.35

Item 6:	SELECTED FINANCIAL DATA

No disclosure is required hereunder as the Fund is a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K.

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the year ended December 31, 2019, the Blended Strategies Portfolio’s Members’ Capital value decreased by $4,432,401 or -14.2%. This decrease in Members’ Capital was attributable to redemptions totaling $8,179,050 or -26.1% offset by subscriptions of $200,000 or 0.6% and net income of $3,546,649 or 11.3%, for the year.

For the year ended December 31, 2018, the Blended Strategies Portfolio’s Members’ Capital value decreased by $10,917,975 or -25.9%. This decrease in Members’ Capital was attributable to redemptions totaling $9,560,494 or -22.7% and a net loss of $1,732,481 or -4.1% offset by total subscriptions of $375,000 or 0.9%, for the year.

(i)	Results of Operations

The Fund’s success depends primarily upon the Manager’s ability to recognize and capitalize on market trends in the different and varied sectors of the global financial markets in which it trades.

Blended Strategies Portfolio

2019 Summary

For the year ended December 31, 2019, the Blended Strategies Portfolio experienced trading gains of $4,094,860 attributable to the following sectors:

Agriculture / Softs	$(263,764)
Base Metals	(272,861)
Energy	(728,769)
Equities	2,823,263
Foreign Exchange	(305,087)
Long Term / Intermediate Rates	1,590,681
Precious Metals	596,196
Short Term Rates	655,201
$4,094,860

The Blended Strategies Portfolio recorded a gain for 2019. The portfolio recorded gains in equity index futures, most notably from positions in Europe and the U.S. with smaller gains in Asia. The portfolio also recorded gains in fixed income futures, primarily from positions across the yield curve in the U.S. with smaller gains in European, Australian and Canadian bonds. Net losses resulted in commodities as gains in gold were more than offset by losses in energy, base metals, and agricultural commodities. The portfolio also experienced modest losses in currencies, primarily from positions in the Canadian dollar.

Advisory and Sponsor Fees are calculated as a percentage of the Fund’s Members’ Capital value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the year ended December 31, 2019, Advisory Fees decreased by $139,825 or -24.3%, Sponsor Fees decreased by $87,118 or -27.1%, and Administrator’s Fees decreased by $11,981 or -24.0% in the Blended Strategies Portfolio over the corresponding period of the preceding year. These decreases are all attributable to lower Members’ Capital of the portfolio during the year resulting from redemptions and partially offset by net income and subscriptions for the year. During the year ended December 31, 2019, interest income decreased by $30,075 or -5.0%. Interest was earned on free cash at an average annualized yield of 2.04% for the year ended December 31, 2019 compared to 1.61% for the year ended December 31, 2018.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the years ended December 31, 2019 and 2018, the Incentive Allocation was $187 and $0, respectively.

The following table illustrates the sector distribution of the Blended Strategies Portfolio’s investments in Master Funds as of December 31, 2019 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent net liabilities.

Agriculture / Softs	(2.2)%
Base Metals	(0.6)%
Energy	3.0%
Equities	1.5%
Foreign Exchange	4.3%
Long Term / Intermediate Rates	(3.9)%
Precious Metals	36.0%
Short Term Rates	61.9%
100.0%

2018 Summary

For the year ended December 31, 2018, the Blended Strategies Portfolio experienced trading losses of $908,189 attributable to the following sectors:

Agriculture / Softs	$(523,771)
Base Metals	(507,105)
Energy	308,301
Equities	(383,376)
Foreign Exchange	(467,397)
Long Term / Intermediate Rates	(360,806)
Precious Metals	(110,771)
Short Term Rates	1,136,736
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

A portion of the assets of each portfolio is generally held as cash or cash equivalents, which are used to margin the Fund’s investments.  It is expected that the average margin the Fund will be required to post to support the Fund’s trading may range between 10% and 30% of the total assets of each portfolio, which will be segregated or secured by the futures brokers in accordance with the CEA and with CFTC regulations or be maintained on deposit with over-the-counter counterparties.  In exceptional market conditions, this amount could increase.  The master funds are subject to margin calls on a constant daily and intra-day basis, whether in connection with initiating new investment positions or as a result of changes in the value of current investment positions.  These margin requirements are met through the posting of additional margin with the applicable futures broker or FX clearing broker, on an almost daily basis.  The Manager generally expresses its margin requirements for the portfolios in terms of the aggregate of the margin requirements for the underlying strategies plus the net option premium costs for the underlying strategies.  For the years ended December 31, 2019 and December 31, 2018, the margin requirements for the Blended Strategies Portfolio were 13.03% and 9.46%, respectively.

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading.  Through December 31, 2019, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Financial Statements Graham Alternative Investment Fund I LLC Blended Strategies Portfolio Years Ended December 31, 2019 and 2018 with Report of Independent Registered Public Accounting Firm

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
BLENDED STRATEGIES PORTFOLIO

40 Highland Avenue
Rowayton, CT 06853

The undersigned affirms, on behalf of Graham Alternative Investment Fund I LLC Blended Strategies Portfolio, that to the best of his knowledge and belief, the information contained in the attached audited financial statements of Graham Alternative Investment Fund I LLC Blended Strategies Portfolio for the years ended December 31, 2019 and 2018 is accurate and complete.

By:	Graham Capital Management, L.P., as Sole Manager

By:
George Schrade
Chief Financial Officer
March 30, 2020

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Financial Statements

Years Ended December 31, 2019 and 2018

Financial Statements – Graham Alternative Investment Trading LLC

Report of Independent Registered Public Accounting Firm

To the Members and Manager of
Blended Strategies Portfolio

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Blended Strategies Portfolio (the “Portfolio”) (one of the series constituting Graham Alternative Investment Fund I LLC (the “Fund”)) as of December 31, 2019 and 2018, and the related statements of operations, changes in members’ capital and cash flows for each of the two years in the period then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Blended Strategies Portfolio (one of the series constituting Graham Alternative Investment Fund I LLC) at December 31, 2019 and 2018, the results of its operations, changes in its members’ capital and its cash flows for each of the two years in the period then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We have served as the auditor of Blended Strategies Portfolio (one of the series constituting Graham Alternative Investment Fund I LLC) since 2006.

Stamford, CT

March 30, 2020

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Statements of Financial Condition

	December 31,
	2019	2018
Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$26,882,563	$31,314,964
Redemptions receivable from Graham Alternative Investment Trading LLC	144,707	337,111
Total assets	$27,027,270	$31,652,075

Liabilities and members’ capital
Liabilities:
Redemptions payable	$144,707	$337,111
Total liabilities	144,707	337,111

Members’ capital:
Class 0 Units (103,946.549 and 137,453.802 units issued and outstanding at $152.04 and $133.70, respectively)	15,804,368	18,378,136
Class 2 Units (102,244.827 and 134,750.838 units issued and outstanding at $108.35 and $96.01, respectively)	11,078,195	12,936,828
Total members’ capital	26,882,563	31,314,964
Total liabilities and members’ capital	$27,027,270	$31,652,075

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Statements of Operations

	Years Ended December 31,
	2019	2018
Net gain (loss) allocated from investment in Graham Alternative Investment Trading LLC:
Net realized gain (loss) on investment	$4,461,361	$(234,618)
Net decrease in unrealized appreciation on investment	(366,501)	(673,571)
Brokerage commissions and fees	(222,862)	(275,290)
Net gain (loss) allocated from investment in Graham Alternative Investment Trading LLC	3,871,998	(1,183,479)

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	570,153	600,228

Expenses:
Advisory fees	435,127	574,952
Sponsor fees	234,265	321,383
Professional fees and other	181,804	203,041
Administrator’s fees	37,873	49,854
Interest expense	6,246	-
Incentive allocation	187	-
Total expenses	895,502	1,149,230
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(325,349)	(549,002)
Net income (loss)	$3,546,649	$(1,732,481)

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Statements of Changes in Members’ Capital

Years Ended December 31, 2019 and 2018

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2017	167,183.591	$23,556,805	183,209.822	$18,676,134	$42,232,939
Subscriptions	1,966.934	275,000	974.513	100,000	375,000
Redemptions	(31,696.723)	(4,588,394)	(49,433.497)	(4,972,100)	(9,560,494)
Net loss	–	(865,275)	–	(867,206)	(1,732,481)
Members’ capital, December 31, 2018	137,453.802	18,378,136	134,750.838	12,936,828	31,314,964
Subscriptions	1,499.645	200,000	–	–	200,000
Redemptions	(35,006.898)	(4,901,470)	(32,506.011)	(3,277,580)	(8,179,050)
Net income	–	2,127,702	–	1,418,947	3,546,649
Members’ capital, December 31, 2019	103,946.549	$15,804,368	102,244.827	$11,078,195	$26,882,563

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Statements of Cash Flows

	Years Ended December 31,
	2019	2018
Cash flows provided by operating activities
Net income (loss)	$3,546,649	$(1,732,481)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (income) loss allocated from investment in Graham Alternative Investment Trading LLC	(3,546,649)	1,732,481
Proceeds from sale of investment in Graham Alternative Investment Trading LLC	8,371,454	9,488,752
Purchases of investment in Graham Alternative Investment Trading LLC	(200,000)	(375,000)
Net cash provided by operating activities	8,171,454	9,113,752

Cash flows used in financing activities
Subscriptions	200,000	375,000
Redemptions	(8,371,454)	(9,488,752)
Net cash used in financing activities	(8,171,454)	(9,113,752)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of year	–	–
Cash and cash equivalents, end of year	$–	$–

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Financial Statements

December 31, 2019

1. Organization and Business

The Blended Strategies Portfolio (the “Fund”) is a series of Graham Alternative Investment Fund I LLC (“GAIF I”), a Delaware Series Limited Liability Company established through an amendment to the certificate of formation, effective March 28, 2013. Prior to March 28, 2013, GAIF I was organized as a Delaware Limited Liability Company which was formed on May 16, 2006 and commenced operations on August 1, 2006. GAIF I had one other active series in addition to the Fund, the Systematic Strategies Portfolio, which ceased trading operations on October 31, 2019. GAIF I is registered as a commodity pool and as such is subject to the oversight and jurisdiction of the U.S. Commodity Futures Trading Commission (“CFTC”).

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

The Fund offers members Class 0 and Class 2 units (collectively the “Units”). The Fund invests all of its assets dedicated to trading in Graham Alternative Investment Trading LLC (“GAIT”), a Delaware Limited Liability Company which was formed on May 18, 2006 and commenced operations on August 1, 2006. GAIT invests in various master trading vehicles (“Master Funds”) and Graham Cash Assets LLC (“Cash Assets”), all of which are managed by Graham Capital Management, L.P. (the “Advisor” or “Manager”). The Manager is the manager and the sole investment advisor of GAIT and the Fund. The Manager is registered as a Commodity Pool Operator and Commodity Trading Advisor with the CFTC and is a member of the National Futures Association. The Manager is also registered with the Securities and Exchange Commission as an investment adviser. The Fund’s Units are registered under Section 12 of the Securities Exchange Act of 1934.

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

At December 31, 2019 and 2018, the Fund owned 48.41% and 51.83%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2019 and 2018 by the Fund, GAIT, the Master Funds or Cash Assets.

Cash and Cash Equivalents

The Fund classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents on the statement of financial condition. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of the Fund’s cash would be limited to account insurance or other protection afforded by such deposit, which could be substantially less than the amount deposited. At December 31, 2019 and 2018, the Fund did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At December 31, 2019 and 2018, no accruals have been recorded by the Fund for indemnifications.

3. Capital Accounts

The Fund offers two classes (each a “Class”) of Units, being Class 0 Units and Class 2 Units. The Fund may issue additional Classes in the future subject to different fees, expenses or other terms, or invest in other investment programs or combinations of investment programs managed by the Manager.

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

Redemption of Units

Units are not subject to any minimum holding period. Members may redeem Units at the Net Asset Value thereof as of each Valuation Day, as defined in the LLC Agreement, upon not less than three business days’ prior written notice to the administrator. A partial redemption request for an amount less than $10,000 will not be accepted, nor will a redemption request be accepted to the extent that it would result in an investor owning less than $10,000. The redemption proceeds will normally be remitted within 15 business days after the Valuation Day, without interest for the period from the Valuation Day to the payment date.

4. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. For the years ended December 31, 2019 and 2018, the Advisory Fees allocated to the Fund by each Class of GAIT totaled $435,127 and $574,952, respectively.

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the years ended December 31, 2019 and 2018, the Sponsor Fees allocated to the Fund by each Class of GAIT totaled $234,265 and $321,383, respectively.

Class 0	Class 2

0.50%	1.25%

See attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Financial Statements (continued)

4. Fees and Related Party Transactions (continued)

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of Members’ Capital redeemed from such class bears to the Members’ Capital of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to Graham Capital LLC. For the year ended December 31, 2019, $187 of Incentive Allocation was allocated to the Fund by GAIT. There was no Incentive Allocation allocated to the Fund by GAIT for the year ended December 31, 2018.

Administrator’s Fee

For the years ended December 31, 2019 and 2018, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the years ended December 31, 2019 and 2018 were $37,873 and $49,854, respectively.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

5. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of the Fund’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Fund identifies its major tax jurisdictions as the U.S. for Federal tax purposes and Connecticut for state tax purposes. The Manager has evaluated the Fund’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for open tax years 2016 through 2018 or expected to be taken in the Fund’s 2019 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations. During the years ended December 31, 2019 and 2018, no such interest and/or penalties were assessed to the Fund.

See attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Financial Statements (continued)

6. Financial Highlights

The following is the per Unit operating performance calculation for the years ended December 31, 2019 and 2018:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2017	$140.90	$101.94
Net loss:
Net investment loss	(1.57)	(1.91)
Net loss on investments	(5.63)	(4.02)
Net loss	(7.20)	(5.93)
Net asset value per Unit, December 31, 2018	133.70	96.01
Net income:
Net investment loss	(1.18)	(1.63)
Net gain on investments	19.52	13.97
Net income	18.34	12.34
Net asset value per Unit, December 31, 2019	$152.04	$108.35

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the years ended December 31, 2019 and 2018:

	Class 0		Class 2
	2019	2018	2019	2018

Total return before Incentive Allocation	13.72%	(5.11)%	12.86%	(5.82)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	13.72%	(5.11)%	12.86%	(5.82)%

Net investment loss before Incentive Allocation	(0.83)%	(1.11)%	(1.59)%	(1.87)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.83)%	(1.11)%	(1.59)%	(1.87)%

Total expenses before Incentive Allocation	2.83%	2.69%	3.59%	3.46%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	2.83%	2.69%	3.59%	3.46%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total Members’ Capital adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital for Class 0 and Class 2 Units of the Fund for the years ended December 31, 2019 and 2018.

See attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Financial Statements (continued)

7. Subsequent Events

The Fund had no subscriptions and redemptions of approximately $0.4 million from January 1, 2020 through March 30, 2020, the date through which subsequent events were evaluated by management and financial statements were available for issuance. These amounts have not been included in the financial statements.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred subsequent to year end have had a significant impact on the Fund’s performance. The extent of the impact will depend on future developments, including (i) the duration and spread of the outbreak, (ii) any restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. The Manager is monitoring these developments and continually assessing the potential impact on the performance and operations of the Fund, including the terms of brokerage agreements, ISDAs, and other trading agreements with the Fund. The Manager has enacted the appropriate portions of its business continuity plans and adapted its workflow accordingly.

See attached financial statements of Graham Alternative Investment Trading LLC.

Financial Statements Graham Alternative Investment Trading LLC Years Ended December 31, 2019 and 2018 with Report of Independent Registered Public Accounting Firm

GRAHAM ALTERNATIVE INVESTMENT TRADING LLC

40 Highland Avenue
Rowayton, CT 06853

The undersigned affirms, on behalf of Graham Alternative Investment Trading LLC, that to the best of his knowledge and belief, the information contained in the attached audited financial statements of Graham Alternative Investment Trading LLC for the years ended December 31, 2019 and 2018 is accurate and complete.

By:	Graham Capital Management, L.P., as Sole Manager

By:
George Schrade
Chief Financial Officer
March 30, 2020

Graham Alternative Investment Trading LLC

Financial Statements

Years Ended December 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the Members and Manager of
Graham Alternative Investment Trading LLC

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Graham Alternative Investment Trading LLC (the “Fund”), including the condensed schedules of investments, as of December 31, 2019 and 2018, and the related statements of operations and incentive allocation, changes in members’ capital and cash flows for each of the two years in the period then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Graham Alternative Investment Trading LLC at December 31, 2019 and 2018, the results of its operations, changes in its members’ capital and its cash flows for each of the two years in the period then ended, in conformity with U.S. generally accepted accounting principles.

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

Stamford, CT

March 30, 2020

Graham Alternative Investment Trading LLC

Statements of Financial Condition

	December 31,
	2019	2018
Assets
Investments in Master Funds, at fair value	$7,251,243	$5,730,163
Investment in Graham Cash Assets LLC, at fair value	48,977,607	55,501,064
Receivable from Master Funds	167	43
Total assets	$56,229,017	$61,231,270

Liabilities and members’ capital
Liabilities:
Redemptions payable	$386,119	$520,046
Accrued professional fees	195,023	165,656
Accrued advisory fees	69,712	76,351
Accrued sponsor fees	37,281	41,055
Accrued administrator’s fees	6,032	6,870
Payable to Master Funds	195	68
Total liabilities	694,362	810,046

Members’ capital:
Class 0 Units (213,162.414 and 263,114.613 units issued and outstanding at $152.04 and $133.70 per unit, respectively)	32,409,897	35,179,498
Class 2 Units (201,355.180 and 251,175.400 units issued and outstanding at $108.35 and $96.01 per unit, respectively)	21,816,766	24,114,225
Class M Units (4,671.470 units issued and outstanding at $279.99 and $241.36 per unit, respectively)	1,307,992	1,127,501
Total members’ capital	55,534,655	60,421,224
Total liabilities and members’ capital	$56,229,017	$61,231,270

See accompanying notes.

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	December 31, 2019		December 31, 2018
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$3,714,431	6.69%	$2,439,800	4.03%
Graham K4D Trading Ltd.	3,536,812	6.37%	3,290,363	5.45%
Total investments in Master Funds	$7,251,243	13.06%	$5,730,163	9.48%

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Operations and Incentive Allocation

	Years Ended December 31,
	2019	2018
Net gain (loss) allocated from investments in Master Funds:
Net realized gain (loss) on investments	$9,119,953	$(503,880)
Net decrease in unrealized appreciation on investments	(797,770)	(1,345,077)
Brokerage commissions and fees	(449,698)	(534,701)
Net gain (loss) allocated from investments in Master Funds	7,872,485	(2,383,658)

Net investment income allocated from investments in Master Funds	96,481	106,205

Investment income:
Interest income	1,052,923	1,059,277
Total investment income	1,052,923	1,059,277

Expenses:
Advisory fees	859,146	1,098,714
Sponsor fees	458,417	594,359
Professional fees and other	368,022	381,833
Administrator’s fees	76,344	96,803
Interest expense	12,598	12,287
Total expenses	1,774,527	2,183,996
Net investment loss of the Fund	(721,604)	(1,124,719)

Net income (loss)	7,247,362	(3,402,172)

Incentive allocation	(187)	-

Net income (loss) available for pro-rata allocation to all members	$7,247,175	$(3,402,172)

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Changes in Members’ Capital

Years Ended December 31, 2019 and 2018

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2017	331,577.130	$46,720,480	320,722.151	$32,693,924	4,671.470	$1,164,668	$80,579,072
Subscriptions	1,966.934	275,000	974.513	100,000	–	–	375,000
Redemptions	(70,429.451)	(10,011,338)	(70,521.264)	(7,119,338)	–	–	(17,130,676)
Incentive allocation	–	–	–	–	–	–	–
Net loss	–	(1,804,644)	–	(1,560,361)	–	(37,167)	(3,402,172)
Members’ capital, December 31, 2018	263,114.613	35,179,498	251,175.400	24,114,225	4,671.470	1,127,501	60,421,224
Subscriptions	3,755.988	500,000	775.525	73,500	–	–	573,500
Redemptions	(53,708.187)	(7,610,164)	(50,595.745)	(5,097,080)	–	(187)	(12,707,431)
Incentive allocation	–	(187)	–	–	–	187	–
Net income	–	4,340,750	–	2,726,121	–	180,491	7,247,362
Members’ capital, December 31, 2019	213,162.414	$32,409,897	201,355.180	$21,816,766	4,671.470	$1,307,992	$55,534,655

See accompanying notes.

Graham Alternative Investment Trading LLC

 Statements of Cash Flows

	Years Ended December 31,
	2019	2018
Cash flows provided by operating activities
Net income (loss)	$7,247,362	$(3,402,172)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (income) loss allocated from investments in Master Funds	(7,968,966)	2,277,453
Net (income) allocated from investment in Graham Cash Assets LLC	(1,052,923)	(1,059,277)
Proceeds from sale of investments in Master Funds	67,523,881	81,122,724
Proceeds from sale of investments in Graham Cash Assets LLC	58,936,560	76,894,719
Purchase of investments in Master Funds	(61,075,992)	(81,320,699)
Purchase of investments in Graham Cash Assets LLC	(51,360,180)	(57,861,902)
Changes in assets and liabilities:
Decrease in accrued advisory fees	(6,639)	(25,489)
Decrease in accrued sponsor fees	(3,774)	(13,920)
Increase (decrease) in accrued professional fees	29,367	(5,947)
Decrease in accrued administrator’s fees	(838)	(2,171)
Net cash provided by operating activities	12,267,858	16,603,319

Cash flows used in financing activities
Subscriptions	573,500	375,000
Redemptions	(12,841,358)	(16,978,319)
Net cash used in financing activities	(12,267,858)	(16,603,319)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of year	–	–
Cash and cash equivalents, end of year	$–	$–

Supplemental cash flow information
Interest paid	$12,598	$12,287

See accompanying notes.

Graham Alternative Investment Trading LLC

Notes to Financial Statements

December 31, 2019

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

Graham Alternative Investment Fund I LLC Blended Strategies Portfolio and Graham Alternative Investment Fund II LLC Blended Strategies Portfolio (through its investment in Graham Alternative Investment Ltd.) are the primary investors of GAIT.

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at December 31, 2019 and 2018. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices held. The Master Funds’ currency translation gains and losses are included in the statements of operations and incentive allocation within net realized gain (loss) and net decrease in unrealized appreciation on investments.

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

GAIT’s investments in the Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in the Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2019 or 2018 by GAIT, the Master Funds, or Cash Assets.

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

Unrealized appreciation and depreciation from derivative financial instruments are recorded based on changes in their fair value. Realized gains and losses are recorded when the positions are closed. All unrealized and realized gains and losses related to derivative financial instruments are included in net realized gain (loss) and net decrease in unrealized appreciation on investments in the Master Funds’ statements of operations.

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Derivative Instruments (continued)

Futures Contracts (continued)

A futures contract represents a commitment for the future purchase or sale of an asset or cash settlement based on the value of an asset on a specified date. The purchase and sale of futures contracts are executed on an exchange which requires margin deposits with a Futures Commission Merchant (“FCM”). Subsequent payments are made or received by the Master Funds each day, depending on the daily fluctuations in the value of the contract. These changes in valuation are recorded for financial statement purposes as unrealized appreciation and depreciation by the Master Funds. Relative to over-the-counter derivative financial instruments, futures contracts provide reduced counterparty risk to the Master Funds since futures are exchange-traded and the exchanges’ clearing house guarantees the futures against default. However, some non-U.S. exchanges are “principals’ markets” in which no common clearing facility exists, and the Master Funds may look only to the clearing broker for performance of the contract. The U.S. Commodity Exchange Act requires an FCM to segregate all funds received from such FCM’s customers in respect of regulated futures transactions. If the FCM were not to do so to the full extent required by law, the assets of the Master Funds might not be fully protected in the event of the bankruptcy or insolvency of the FCM. In that case, the Master Funds would be limited to recovering only a pro-rata share of all available funds segregated on behalf of the FCM’s combined customer accounts, even though certain property specifically traceable to the Master Funds was held by the FCM. In addition, in the event of bankruptcy or insolvency of an exchange or an affiliated clearing house, the Master Funds might experience a loss of funds deposited through its FCM as margin with such exchange or affiliated clearing house, the loss of unrealized profits on its open positions, and the loss of funds owed to it as realized profits on closed positions.

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Derivative Instruments (continued)

Swap Contracts

The Master Funds may enter into various swap contracts in an attempt to take advantage of changes in interest rates and asset values. Exchange-traded interest rate swap contracts are executed on an exchange which requires margin deposits with a Central Clearing Counterparty (“CCP”). Subsequent payments are made or received by the Master Funds each day, depending on the daily fluctuations in the value of the contract. These changes in valuation are recorded for financial statement purposes as unrealized appreciation or depreciation by the Master Funds. Relative to over-the-counter interest rate swap contracts, exchange-traded interest rate swap contracts provide reduced counterparty risk since they are exchange-traded and the exchange’s clearinghouse guarantees against default. The Commodity Exchange Act requires a CCP to segregate all funds received from such CCP’s customers in respect of exchange-traded interest rate swaps. If the CCP were not to do so to the full extent required by law, the assets of the Master Funds might not be fully protected in the event of the bankruptcy or insolvency of the CCP. In that case, the Master Funds would be limited to recovering only a pro-rata share of all available funds segregated on behalf of the CCP’s combined customer accounts, even though certain property specifically traceable to the Master Funds is held by the CCP. In addition, in the event of bankruptcy or insolvency of an exchange or an affiliated clearing house, the Master Funds could experience a loss of funds deposited through its CCP as margin with such exchange or affiliated clearing house, the loss of unrealized profits on its open positions, and the loss of funds owed to it as realized profits on closed positions. All funds deposited with both U.S. and non-U.S. CCPs are included in due from brokers on the statements of financial condition. Over the counter swap contracts are not guaranteed by an exchange or an affiliated clearing house or regulated by any U.S. or foreign government authorities. Failure of a counterparty to meet its obligation under the terms of the swap contract could result in the loss of any unrealized appreciation on open positions. It may not be possible to dispose of or close out a swap position without the consent of the counterparty, and the Master Funds may not be able to enter into an offsetting contract in order to cover its risk.

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

Exchange-traded swaps are valued based upon the closing prices established by the primary exchange upon which they are traded. Changes in fair value of each swap are recognized as unrealized appreciation or depreciation. The Master Funds record realized gains or losses when a swap contract resets or is terminated.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the years ended December 31, 2019 and 2018 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $2,477,323 and $3,714,582 at December 31, 2019 and 2018, respectively. Graham Commodity Strategies LLC had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $0 and $1,049 at December 31, 2019 and 2018, respectively.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX seats and the shares of the CME Group at fair value. As of December 31, 2019 and 2018, the two NYMEX seats were valued at $189,500 and $220,000, respectively, and the 30,000 shares of CME Group were valued at $6,021,600 and $5,643,600, respectively, both of which are included within Exchange Memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Chicago Board of Trade Membership

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat (“collectively, “CBOT memberships”). Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of December 31, 2019 and 2018, the two B-1/Full seats were valued at a total of $333,000 and $560,000, respectively, and the B-2/Associate seat was valued at $37,750 and $51,000, respectively, all of which are included in Exchange memberships on the statements of financial condition. Additionally, Graham K4D Trading Ltd. owns a Chicago Mercantile Exchange (“CME”) seat valued at $62,500 and $145,500 at December 31, 2019 and 2018, respectively, which is also included in Exchange memberships on the statements of financial condition. The CBOT memberships and CME seat are considered Level 1 assets as described in the Fair Value section of Note 2.

Fixed Income Securities

The fixed income securities positions are valued at the mean between the last reported bid and ask quotations received from independent brokers. GAIT is exposed to credit risk relating to whether the issuers will meet their obligations when they come due until the fixed income securities are sold or reach maturity.

Cash and Cash Equivalents

GAIT classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of GAIT’s cash would be limited to account insurance or other protection afforded by such deposit. At December 31, 2019 and 2018, GAIT did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At December 31, 2019 and 2018, no accruals have been recorded by GAIT for indemnifications.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds

As of December 31, 2019 and 2018, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its Members’ Capital are individually identified. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management fees or incentive allocation, and all offer monthly subscriptions and redemptions.

December 31, 2019
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income

Global Macro Funds
Graham Commodity Strategies LLC	6.69%	$3,714,431	$3,233,458

Systematic Macro Funds
Graham K4D Trading Ltd.	6.37%	3,536,812	4,735,508
	13.06%	$7,251,243	$7,968,966

December 31, 2018
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss)

Global Macro Funds
Graham Commodity Strategies LLC	4.03%	$2,439,800	$2,535,205

Systematic Macro Funds
Graham K4D Trading Ltd.	5.45%	3,290,363	(4,812,658)
	9.48%	$5,730,163	$(2,277,453)

The following table summarizes the financial position of each Master Fund as of December 31, 2019:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Fixed income securities, at fair value (cost $34,872,355)	$–	$35,296,686
Due from brokers	129,280,189	18,550,998
Derivative financial instruments, at fair value	18,431,371	–
Exchange memberships, at fair value	6,211,100	433,250
Interest receivable	65,045	223,901
Dividends receivable	52,500	–
Total assets	154,040,205	54,504,835

Liabilities:
Derivative financial instruments, at fair value	–	5,607,980
Interest payable	11,220	6,615
Total liabilities	11,220	5,614,595
Members’ Capital / Net Assets	$154,028,985	$48,890,240

Percentage of Master Fund held by GAIT	2.41%	7.23%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2019:

Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Members’ Capital
Graham Commodity Strategies LLC
Exchange memberships (cost $2,146,960)
United States (cost $2,146,960)
Financial services (cost $2,146,960)			$6,211,100	4.03%
Total exchange memberships			$6,211,100	4.03%

Derivative financial instruments
Long contracts
Futures
Commodity
Gold 100 Oz February 2020	1,326		$4,984,390	3.24%
Other commodity			2,909,894	1.89%
Currency			11,053	0.01%
Foreign bond			(1,350,205)	(0.88)%
Foreign index			(560,883)	(0.36)%
Interest rate			(1,463,850)	(0.96)%
U.S. bond			2,649,266	1.72%
U.S. index			705,547	0.46%
Total futures			7,885,212	5.12%

Forwards
Taiwan dollar / U.S. dollar 01/02/2020 – 03/18/2020	TWD	31,715,871,614	14,298,690	9.28%
Other foreign currency			17,331,749	11.26%
Total forwards			31,630,439	20.54%

Options (cost $47,570,776)
Commodity futures
Gold February 2020 - April 2020, $1,550.00 – $1,650.00 Call	2		6,007,490	3.90%
Other commodity			373,430	0.24%
Currency futures
U.S. dollar / Taiwan dollar February 2020, $33.00 Call	1		2	0.00%
Other currency futures			19,948,850	12.97%
Foreign bond futures			915,343	0.59%
Interest rate futures			(337,798)	(0.22)%
U.S. bond futures			839,267	0.54%
U.S. index futures			1,946,160	1.26%
Total options			29,692,744	19.28%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2019:

Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Members’ Capital
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity			$150	0.00%
Currency			54	0.00%
Foreign bond			857,428	0.56%
Foreign index			216,165	0.14%
Interest rate			(419,994)	(0.27)%
U.S. bond			1,703,860	1.10%
U.S. index			239,200	0.16%
Total futures			2,596,863	1.69%

Forwards
U.S. dollar / Taiwan dollar 02/05/2020	TWD	(8,048,818,557)	(8,431,977)	(5.47)%
U.S. dollar / Taiwan dollar 01/02/2020 – 03/18/2020	TWD	(25,995,417,072)	(15,787,940)	(10.25)%
Other foreign currency			(19,091,770)	(12.40)%
Total forwards			(43,311,687)	(28.12)%

Options (proceeds $20,452,912)
Commodity futures
Gold April 2020, $1,750.00 – $1,900.00 Call		(2)	(1,181,900)	(0.77)%
Other commodity futures			(138,510)	(0.09)%
Currency futures			(5,260,260)	(3.42)%
Foreign bond futures			(515,648)	(0.33)%
Interest rate futures			(439,272)	(0.29)%
U.S. bond futures			(368,875)	(0.24)%
U.S. index futures			(2,157,735)	(1.40)%
Total options			(10,062,200)	(6.54)%
Total derivative financial instruments			$18,431,371	11.97%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2019:

Description	Principal Amount / Number of Contracts	Fair Value	Percentage of Net Assets
Graham K4D Trading Ltd.
Fixed income securities owned (cost $34,872,355)
Government bonds (cost $34,872,355)
United States (cost $34,872,355)
Treasury bonds (cost $31,087,793)
U.S. Treasury bond 1.38% due 01/15/2020	$31,500,000	$31,498,770	64.43%
Total Treasury Bonds		31,498,770	64.43%

Treasury bills (cost $3,784,562)
U.S. Treasury bills 0.00% due 01/16/2020	$3,800,000	3,797,916	7.77%
Total Treasury bills		3,797,916	7.77%
Total United States		35,296,686	72.20%
Total government bonds		35,296,686	72.20%
Total fixed income securities owned		$35,296,686	72.20%

Exchange memberships (cost $1,051,100)
United States (cost $1,051,100)
Financial services (cost $1,051,100)		$433,250	0.89%
Total exchange memberships		$433,250	0.89%

Derivative financial instruments
Long contracts
Futures
Commodity		$3,318,844	6.78%
Currency		14,595	0.03%
Foreign bond		(2,634,458)	(5.39)%
Foreign index		380,112	0.78%
Interest rate		27,104	0.06%
U.S. bond
U.S. 2 yr – 10 yr note March 2020	2,090	(1,390,733)	(2.84)%
U.S. long bond March 2020	516	(1,382,658)	(2.83)%
U.S. index		531,446	1.09%
Total futures		(1,135,748)	(2.32)%

Forwards
Foreign currency		1,590,436	3.25%
Total forwards		1,590,436	3.25%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2019:

Description	Principal Amount / Number of Contracts	Fair Value	Percentage of Net Assets
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$(3,239,514)	(6.62)%
Currency		(30,159)	(0.06)%
Foreign bond		1,896,129	3.88%
Foreign index		16,525	0.03%
Interest rate		12,120	0.02%
U.S. index		(650,009)	(1.33)%
Total futures		(1,994,908)	(4.08)%

Forwards
Foreign currency		(4,067,760)	(8.32)%
Total forwards		(4,067,760)	(8.32)%
Total derivative financial instruments		$(5,607,980)	(11.47)%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of December 31, 2019:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$8,202,787	$4,548,612
Commodity futures options	6,380,920	–
Currency futures	11,107	73,472
Exchange memberships	6,211,100	433,250
Foreign bond futures	857,428	1,943,300
Foreign bond futures options	915,343	–
Foreign index futures	806,271	983,149
Interest rate futures	86,329	74,409
Interest rate futures options	4,525,823	–
U.S. bond futures	5,547,173	2,347
U.S. bond future options	839,267	–
U.S. index futures	1,609,698	552,136
U.S. index futures options	1,946,160	–
Total Level 1	37,939,406	8,610,675

Level 2:
Foreign currency forwards	32,356,429	1,609,343
Foreign currency options	19,948,852	–
Government bonds*	–	35,296,686
Total Level 2	52,305,281	36,906,029
Total investment related assets	$90,244,687	$45,516,704

Liabilities
Level 1:
Commodity futures	$(308,353)	$(4,469,282)
Commodity futures options	(1,320,410)	–
Currency futures	–	(89,036)
Foreign bond futures	(1,350,205)	(2,681,629)
Foreign bond futures options	(515,648)	–
Foreign index futures	(1,150,989)	(586,512)
Interest rate futures	(1,970,173)	(35,185)
Interest rate futures options	(5,302,893)	–
U.S. bond futures	(1,194,047)	(2,775,738)
U.S. bond future options	(368,875)	–
U.S. index futures	(664,951)	(670,699)
U.S. index futures options	(2,157,735)	–
Total Level 1	(16,304,279)	(11,308,081)

Level 2:
Foreign currency forwards	(44,037,677)	(4,086,667)
Foreign currency options	(5,260,260)	–
Total Level 2	(49,297,937)	(4,086,667)
Total investment related liabilities	$(65,602,216)	$(15,394,748)

* See each Master Fund’s condensed schedule of investments for breakout of industry and geographic region.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its average quarterly notional amounts and number of contracts for the year ended December 31, 2019. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at December 31, 2019 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative assets	Derivative liabilities
Commodity price
Futures	$313,741,559	3,397	$(30,152,749)	(549)	$8,202,787	$(308,353)
Options (a)	200,027,267	5,972	(128,937,374)	(5,645)	6,380,920	(1,320,410)
	513,768,826	9,369	(159,090,123)	(6,194)	14,583,707	(1,628,763)
Equity price
Futures	297,466,626	2,785	(147,992,807)	(1,505)	2,415,969	(1,815,940)
Options (a)	112,874,233	3,043	(70,088,951)	(6,420)	1,946,160	(2,157,735)
	410,340,859	5,828	(218,081,758)	(7,925)	4,362,129	(3,973,675)
Foreign currency exchange rate
Forwards	8,819,006,482	N/A	(3,422,599,977)	N/A	32,356,429	(44,037,677)
Futures	1,764,474	17	(1,132,569)	(13)	11,107	–
Options (a)	1,096,647,293	60	(1,210,201,282)	(51)	19,948,852	(5,260,260)
	9,917,418,249	77	(4,633,933,828)	(64)	52,316,388	(49,297,937)
Interest rate
Futures	14,635,375,167	57,069	(6,634,714,049)	(30,450)	6,490,930	(4,514,425)
Options (a)	6,863,224,095	310,134	(4,118,997,465)	(225,245)	6,280,433	(6,187,416)
	21,498,599,262	367,203	(10,753,711,514)	(255,695)	12,771,363	(10,701,841)
Total	$32,340,127,196	382,477	$(15,764,817,223)	(269,878)	$84,033,587	$(65,602,216)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its average quarterly notional amounts and number of contracts for the year ended December 31, 2019. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at December 31, 2019 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative assets	Derivative liabilities
Commodity price
Futures	$161,257,969	1,889	$(195,309,082)	(4,220)	$4,548,612	$(4,469,282)
	161,257,969	1,889	(195,309,082)	(4,220)	4,548,612	(4,469,282)

Equity price
Futures	519,198,139	5,371	(29,874,004)	(284)	1,535,285	(1,257,211)
	519,198,139	5,371	(29,874,004)	(284)	1,535,285	(1,257,211)

Foreign currency exchange rate
Forwards	220,150,774	N/A	(639,550,041)	N/A	1,609,343	(4,086,667)
Futures	16,316,430	172	(11,935,977)	(116)	73,472	(89,036)
	236,467,204	172	(651,486,018)	(116)	1,682,815	(4,175,703)

Interest rate
Futures	2,146,985,600	11,917	(271,028,601)	(1,663)	2,020,056	(5,492,552)
	2,146,985,600	11,917	(271,028,601)	(1,663)	2,020,056	(5,492,552)
Total	$3,063,908,912	19,349	$(1,147,697,705)	(6,283)	$9,786,768	$(15,394,748)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at December 31, 2019 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and derivative liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$84,033,587	$(65,602,216)	$18,431,371	$–	$18,431,371
Derivative liabilities	(65,602,216)	65,602,216	–	–	–

Graham K4D Trading Ltd.[2]
Derivative assets	$9,786,768	$(9,786,768)	$–	$–	$–
Derivative liabilities	(15,394,748)	9,786,768	(5,607,980)	5,607,980	–

1 Net derivative asset amounts presented in the statement of financial condition are held with four counterparties. At December 31, 2019, additional collateral pledged in the amount of $129,211,939 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

2 Net derivative liability amounts presented in the statement of financial condition are held with two counterparties. The Fund has pledged collateral to both of those counterparties as of December 31, 2019. At December 31, 2019, additional collateral pledged in the amount of $12,943,018 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the year ended December 31, 2019:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$1,695,009	$852,215

Net realized gain on investments	161,844,525	74,248,611
Net (decrease) increase in unrealized appreciation on investments	(16,079,092)	1,849,119
Brokerage commissions and fees	(16,705,934)	(444,510)
Net gain on investments	129,059,499	75,653,220
Net income	$130,754,508	$76,505,435

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain and net (decrease) increase  in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the year ended December 31, 2019:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$40,005,521	$(38,310,326)
Options	2,619,881	–
	42,625,402	(38,310,326)
Equity price
Equities	347,500	(323,250)
Futures	47,352,770	61,272,160
Options	16,629,520	–
	64,329,790	60,948,910
Foreign currency exchange rate
Forwards	33,291,191	(2,158,269)
Futures	(125,234)	520,264
Options	(59,222,699)	–
	(26,056,742)	(1,638,005)
Interest rate
Fixed income securities	–	420,024
Futures	73,690,299	54,677,127
Options	(8,823,316)	–
	64,866,983	55,097,151
Total	$145,765,433	$76,097,730

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of December 31, 2018:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Fixed income securities, at fair value (cost $62,362,617)	$-	$62,592,100
Due from brokers	76,813,273	13,515,716
Derivative financial instruments, at fair value	20,399,655	-
Exchange memberships, at fair value	5,863,600	756,500
Interest receivable	36,830	364,002
Dividends receivable	36,750	-
Total assets	103,150,108	77,228,318

Liabilities:
Derivative financial instruments, at fair value	1,878,673	7,631,786
Interest payable	525	11,474
Total liabilities	1,879,198	7,643,260
Members’ Capital / Net Assets	$101,270,910	$69,585,058

Percentage of Master Fund held by GAIT	2.41%	4.73%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2018.

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
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Long contracts (continued)
Options (cost $75,200,814)
Commodity futures		$2,337,480	2.31%
Currency
Euro / U.S. dollar January 2019 - May 2019, $1.15 - $1.34 Call	3	849,954	0.83%
Euro / U.S. dollar January 2019 - June 2019, $1.05 - $1.12 Put	5	3,613,066	3.57%
U.S. dollar / Chinese yuan January 2019, $7.20 Call	1	20	0.00%
U.S. dollar / Chinese yuan April 2019 - December 2019, $6.60 - $6.92 Put	4	9,111,130	9.00%
U.S. dollar / Japanese yen February 2019, $110.60 Put	1	7,663,920	7.57%
U.S. dollar / Japanese yen April 2019, $111.20 Put	1	7,368,200	7.27%
U.S. dollar / Japanese yen January 2019 - May 2019, $109.75 - $111.60 Put	6	17,712,554	17.49%
U.S. dollar / Taiwan dollar January 2019 - June 2019, $31.30 - $31.70 Call	11	1,806,425	1.78%
Other currency		10,550,246	10.42%
Interest rate
Euro 1yr midcurve June 2019 – September 2019, $96.50 Put	2	(5,421,875)	(5.35)%
Euribor 2yr midcurve June 2019, $100.00 Call	1	4,171,579	4.12%
Other interest rate futures		7,249,033	7.16%
U.S. index futures		1,256,250	1.24%
Total options		68,267,982	67.41%

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
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity			$225,676	0.22%
Foreign bond			(504,546)	(0.50)%
Interest rate
Fed Fund 30 day August 2019		(13,491)	(16,380,602)	(16.17)%
Fed Fund 30 day May 2019 - November 2019		(6,167)	(5,045,154)	(4.98)%
Other interest rate			(47,354)	(0.05)%
U.S. bond
U.S. Ultra bond March 2019		(2,837)	(102,187)	(0.10)%
U.S. index			(242,000)	(0.24)%
Total futures			(22,096,167)	(21.82)%

Forwards
U.S. dollar / Chinese yuan 02/01/2019 - 10/15/2019	CNH	(2,874,294,571)	(3,464,643)	(3.42)%
U.S. dollar / Japanese yen 01/04/2019 - 01/07/2019	JPY	(51,210,507,355)	(3,940,829)	(3.89)%
U.S. dollar / Taiwan dollar 01/03/2019 - 06/13/2019	TWD	(56,242,002,182)	(8,214,043)	(8.11)%
Other foreign currency			3,420,784	3.37%
Total forwards			(12,198,731)	(12.05)%

Options (proceeds $66,816,605)
Commodity futures			(1,000,339)	(0.99)%
Currency
Euro / U.S. dollar January 2019 - December 2019, $1.15 - $1.34 Call		(6)	(7,129,507)	(7.04)%
Euro / U.S. dollar February 2019 - June 2019, $1.05 - $1.10 Put		(4)	(3,590,823)	(3.55)%
U.S. dollar / Chinese yuan January 2019, $7.40 Call		(1)	(20)	(0.00)%
U.S. dollar / Chinese yuan April 2019 - December 2019, $6.35 - $6.92 Put		(4)	(7,737,030)	(7.64)%
U.S. dollar / Japanese yen February 2019, $110.60 Put		(1)	(7,663,920)	(7.57)%
U.S. dollar / Japanese yen April 2019, $111.20 Put		(1)	(7,368,200)	(7.28)%
U.S. dollar / Japanese yen January 2019 - May 2019, $110.00 - $111.60 Put		(4)	(17,155,353)	(16.94)%
Taiwan dollar / U.S. dollar May 2019 - June 2019, $31.55 - $31.63 Call		(2)	(608,610)	(0.60)%
Other currency			(8,372,745)	(8.26)%
Interest rate
Euro 1yr midcurve June 2019 - September 2019, $96.00 - $96.25 Put		(2)	1,921,875	1.90%
Euribor 2yr midcurve June 2019, $99.88 Call		(1)	(9,137,745)	(9.02)%
Other interest rate futures			(1,468,651)	(1.45)%
U.S. index futures			(2,808,500)	(2.77)%
Total options			(72,119,568)	(71.21)%
Total derivative financial instruments			$18,520,982	18.29%

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
Graham K4D Trading Ltd.
Fixed income securities owned (cost $62,362,617)
Bonds (cost $62,362,617)
United States (cost $62,362,617)
Government Bonds (cost $62,362,617)
U.S. Treasury bond 1.13% due 01/15/2019		$31,500,000	$31,486,465	45.25%
U.S. Treasury bond 1.38% due 01/15/2020		$31,500,000	31,105,635	44.70%
Total United States			62,592,100	89.95%
Total bonds			62,592,100	89.95%
Total fixed income securities owned			$62,592,100	89.95%

Exchange memberships (cost $1,051,100)
United States (cost $1,051,100)
Financial services (cost $1,051,100)			$756,500	1.09%
Total exchange memberships			$756,500	1.09%

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at December 31, 2018 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and derivative liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which generally range in maturity from one to thirty months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT’s investment in Cash Assets at December 31, 2019 and 2018 is $48,977,607 and $55,501,064, respectively, which represents a percentage of GAIT’s Members’ Capital of 88.19% and 91.86%, respectively.

GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis. For the years ended December 31, 2019 and 2018, the total amount recognized by GAIT with respect to its investment in Cash Assets was $1,052,923 and $1,059,277, respectively. These amounts are included in interest income in the statements of operations and incentive allocation. At December 31, 2019 and 2018, GAIT owned approximately 0.83% and 1.26%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$552,689,299	$727,311,005
Investments in fixed income securities (amortized cost $5,318,988,355 and $3,678,136,029, respectively)	5,318,988,355	3,678,136,029
Interest receivable	17,960,353	12,116,133
Total assets	5,889,638,007	4,417,563,167

Liabilities:
Accrued bank fee expense	17,000	-
Total liabilities	17,000	-
Members’ capital	$5,889,621,007	$4,417,563,167

The following table summarizes the results of operations of Cash Assets for the years ended December 31, 2019 and 2018:

	2019	2018
Investment income
Interest income	$101,745,765	$81,860,549
Total investment income	101,745,765	81,860,549

Expenses:
Bank fee expense	255,102	130,571
Total expenses	255,102	130,571
Net investment income	101,490,663	81,729,978
Net income	$101,490,663	$81,729,978

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2019:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $5,318,988,355)
United States
Government Bonds (amortized cost $5,069,101,450)
U.S. Treasury bonds 1.13% – 2.75% due 01/15/2020 – 03/31/2021	$5,075,000,000	$5,069,101,450	86.07%
Total Government Bonds		5,069,101,450	86.07%

Treasury Bills (amortized cost $249,886,905)
U.S. Treasury bills 0.00% 01/07/2020 – 01/14/2020	250,000,000	249,886,905	4.24%
Total Treasury Bills		249,886,905	4.24%
Total United States		5,318,988,355	90.31%
Total Investments in Fixed Income Securities		$5,318,988,355	90.31%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2018:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $3,678,136,029)
United States
Government Bonds (amortized cost $3,678,136,029)
U.S. Treasury bonds 0.75% – 3.13% due 01/15/2019 – 10/31/2020	$3,700,000,000	$3,678,136,029	83.26%
Total Government Bonds		3,678,136,029	83.26%
Total United States		3,678,136,029	83.26%
Total Investments in Fixed Income Securities		$3,678,136,029	83.26%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of December 31, 2019 and 2018:

	2019	2018
Assets
Level 2:
Fixed income securities
Government bonds	$5,069,101,450	$3,678,136,029
Treasury bills	249,886,905	-
Total fixed income securities	5,318,988,355	3,678,136,029
Total Level 2	5,318,988,355	3,678,136,029
Total assets	$5,318,988,355	$3,678,136,029

5. Capital Accounts

GAIT offers Class 0 Units and Class 2 Units (collectively, the “Units”). GAIT may issue additional classes in the future subject to different fees, expenses or other terms, or invest in other investment programs or combinations of investment programs managed by the Manager. GAIT also has Management Units (“Class M units”) which are solely for the investment of the Manager.

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

6. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. The Advisory Fees paid to the Manager for the years ended December 31, 2019 and 2018 were $859,146 and $1,098,714 , respectively.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

6. Fees and Related Party Transactions (continued)

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified for the periods in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager for the years ended December 31, 2019 and 2018 were $458,417 and $594,359 , respectively.

Class 0	Class 2

0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. Incentive Allocation for the years ended December 31, 2019 and 2018 were $187 and $0, respectively.

Administrator’s Fee

For the years ended December 31, 2019 and 2018, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $76,344 and $96,803, respectively.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. GAIT identifies its major tax jurisdictions as the U.S. for Federal tax purposes and Connecticut for state tax purposes. The Manager has evaluated GAIT’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for open tax years 2016 through 2018 or expected to be taken in GAIT’s 2019 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations and incentive allocation. During the years ended December 31, 2019 and 2018, no such interest and/or penalties were assessed to GAIT.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

8. Financial Highlights

The following is the per Unit operating performance calculation for the years ended December 31, 2019 and 2018:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2017	$140.90	$101.94
Net loss:
Net investment loss	(1.57)	(1.91)
Net loss on investments	(5.63)	(4.02)
Net loss	(7.20)	(5.93)
Net asset value per Unit, December 31, 2018	133.70	96.01
Net income:
Net investment loss	(1.19)	(1.63)
Net gain on investments	19.53	13.97
Net income	18.34	12.34
Net asset value per Unit, December 31, 2019	$152.04	$108.35

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the years ended December 31, 2019 and 2018:

	Class 0		Class 2
	2019	2018	2019	2018

Total return before Incentive Allocation	13.72%	(5.11)%	12.86%	(5.82)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	13.72%	(5.11)%	12.86%	(5.82)%

Net investment loss before Incentive Allocation	(0.83)%	(1.11)%	(1.59)%	(1.87)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.83)%	(1.11)%	(1.59)%	(1.87)%

Total expenses before Incentive Allocation	2.84%	2.71%	3.60%	3.47%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	2.84%	2.71%	3.60%	3.47%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total Members’ Capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from the Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital of GAIT, excluding that of the Managing Member, for the years ended December 31, 2019 and 2018.

9. Subsequent Events

GAIT had no subscriptions and redemptions of approximately $0.8 million from January 1, 2020 through March 30, 2020, the date through which subsequent events were evaluated by management and financial statements were available for issuance. These amounts have not been included in the financial statements.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred subsequent to year end have had a significant impact on GAIT’s performance. The extent of the impact will depend on future developments, including (i) the duration and spread of the outbreak, (ii) any restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. The Manager is monitoring these developments and continually assessing the potential impact on the performance and operations of GAIT, including the terms of brokerage agreements, ISDAs, and other trading agreements with GAIT. The Manager has enacted the appropriate portions of its business continuity plans and adapted its workflow accordingly.

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

Based on their evaluation as of December 31, 2019, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Manager’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

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

Management assessed the effectiveness of the Manager’s internal control over financial reporting for the Fund as of December 31, 2019. Management based its assessment on criteria established in Internal Control – Integrated Framework issues by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. As a result of this assessment and based on the criteria in the COSO framework, management, including the principal financial and principal executive officers, has concluded that, as of December 31, 2019, the Manager’s internal control over financial reporting for the Fund was effective.

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

GAIF I itself has no officers, directors or employees.  GAIF I’s affairs are managed by the Manager.  The general partner of the Manager is KGT, Inc.  Kenneth G. Tropin is the sole director of KGT, Inc.  Messrs. Brian Douglas, James Medeiros, Pablo Calderini, Robert E. Murray and George Schrade serve as Principal Executive Officer, Chief Executive Officer, President and Chief Investment Officer, Vice Chairman, and Principal Financial Officer, respectively, of the Manager. None of these individuals currently serves as a director of a public company.  Messrs. Kenneth G. Tropin, Brian Douglas, James Medeiros, Pablo Calderini, Robert E. Murray and George Schrade each have filed initial reports on Form 3.

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

As described under “Item 1. Business,” the Fund pays the Manager the Sponsor Fee. For the year ended December 31, 2019, the Fund paid the Manager Sponsor Fees of $234,265.

As compensation for its services as investment manager to the Fund, the Manager is paid the Advisory Fees described under “Item 1. Business,” and may receive Incentive Allocations also as described under “Item 1. Business.” For the year ended December 31, 2019, the Fund paid the Manager Advisory Fees of $435,127 and the Manager received an Incentive Allocation of $187.

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

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for each of the years ended December 31, 2019 and December 31, 2018 for the audit of the Fund’s annual financial statements, review of financial statements included in the Fund’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

FEE CATEGORY	2019		2018
Audit Fees	$86,550	*	$85,400
Audit-Related Fees	–		–
Tax Fees	34,075	*	37,000
All Other Fees	–		–
TOTAL FEES	$120,625	*	$122,400

*	Amount expected to be billed for 2019 services.

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

Statements of Financial Condition at December 31, 2019 and 2018
Statements of Operations for the years ended December 31, 2019 and 2018
Statements of Changes in Members’ Capital for the years ended December 31, 2019 and 2018
Statements of Cash Flows for the years ended December 31, 2019 and 2018
Notes to Financial Statements.

(b)	Exhibits

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference.

Exhibit Designation	Description
* 3.1	Certificate of Formation of Graham Alternative Investment Fund I LLC
**3.1(a)	Certificate of Amendment to Certificate of Formation of Graham Alternative Investment Fund I LLC
** 3.2	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC
**** 4.1	Description of Securities
* 10.1	Form of Subscription Agreement
* 10.2	Form of Placement Agreement
***10.10	Safekeeping Account Agreement between Graham Cash Assets LLC and Bank of America, N.A.
**** 31.1	Rule 13a-14(a)/15d Certification (Certification of Principal Executive Officer).
**** 31.2	Rule 13a-14(a)/15d Certification (Certification of Principal Financial Officer).
**** 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Principal Financial Officer)

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

Dated: March 30, 2020	GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
BLENDED STRATEGIES PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

		By:	/s/ Brian Douglas
Brian Douglas, Principal Executive Officer

By:	/s/ George Schrade
George Schrade, Principal Financial Officer