Form 10-Q
period 2020-03-31
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2020-05-15
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes ☐  No ☒

As of May 1, 2020, 202,309.669 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC

BLENDED STRATEGIES PORTFOLIO
FORM 10-Q

Index
PART I

Item 1.	Financial Statements

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Statements of Financial Condition

	March 31, 2020 (Unaudited)	December 31, 2019 (Audited)
Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$27,646,893	$26,882,563
Redemptions receivable from Graham Alternative Investment Trading LLC	89,953	144,707
Total assets	$27,736,846	$27,027,270

Liabilities and members’ capital
Liabilities:
Redemptions payable	$89,953	$144,707
Total liabilities	89,953	144,707

Members’ capital:
Class 0 Units (101,607.120 and 103,946.549 units issued and outstanding at $159.32 and $152.04, respectively)	16,187,657	15,804,368
Class 2 Units (100,702.524 and 102,244.827 units issued and outstanding at $113.79 and $108.35, respectively)	11,459,236	11,078,195
Total members’ capital	27,646,893	26,882,563
Total liabilities and members’ capital	$27,736,846	$27,027,270

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Operations

	Three Months Ended March 31,
	2020	2019
Net gain allocated from investment in Graham Alternative Investment Trading LLC:
Net realized gain (loss) on investment	$576,045	$(261,113)
Net increase in unrealized appreciation on investment	909,803	338,505
Brokerage commissions and fees	(49,215)	(53,139)
Net gain allocated from investment in Graham Alternative Investment Trading LLC	1,436,633	24,253

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	104,755	147,266

Expenses:
Advisory fees	99,742	111,805
Incentive allocation	67,842	–
Sponsor fees	53,811	59,857
Professional fees	26,699	31,769
Administrator’s fees	8,445	10,132
Interest expense	1,618	1,587
Total expenses	258,157	215,150
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(153,402)	(67,884)
Net income (loss)	$1,283,231	$(43,631)

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Changes in Members’ Capital

For the Three Months Ended March 31, 2020 and 2019

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2018	137,453.802	$18,378,136	134,750.838	$12,936,828	$31,314,964
Subscriptions	564.711	75,000	–	–	75,000
Redemptions	(11,007.395)	(1,465,554)	(15,884.948)	(1,509,226)	(2,974,780)
Net loss	–	(6,281)	–	(37,350)	(43,631)
Members’ capital, March 31, 2019	127,011.118	$16,981,301	118,865.890	$11,390,252	$28,371,553

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2019	103,946.549	$15,804,368	102,244.827	$11,078,195	$26,882,563
Subscriptions	–	–	–	–	–
Redemptions	(2,339.429)	(355,086)	(1,542.303)	(163,815)	(518,901)
Net income	–	738,375	–	544,856	1,283,231
Members’ capital, March 31, 2020	101,607.120	$16,187,657	100,702.524	$11,459,236	$27,646,893

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Cash Flows

	Three Months Ended March 31,
	2020	2019
Cash flows provided by operating activities
Net income (loss)	$1,283,231	$(43,631)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (income) loss allocated from investment in Graham Alternative Investment Trading LLC	(1,283,231)	43,631
Proceeds from sale of investment in Graham Alternative Investment Trading LLC	573,655	2,432,706
Purchases of investment in Graham Alternative Investment Trading LLC	–	(75,000)
Net cash provided by operating activities	573,655	2,357,706

Cash flows used in financing activities
Subscriptions	–	75,000
Redemptions	(573,655)	(2,432,706)
Net cash used in financing activities	(573,655)	(2,357,706)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements

March 31, 2020

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

At March 31, 2020 and December 31, 2019, the Fund owned 48.75% and 48.41%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2020 or the year ended December 31, 2019 by the Fund, GAIT, the Master Funds or Cash Assets.

Cash and Cash Equivalents

The Fund classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents on the statements of financial condition. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of the Fund’s cash would be limited to account insurance or other protection afforded by such deposit, which could be substantially less than the amount deposited. At March 31, 2020 and December 31, 2019, the Fund did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At March 31, 2020 and December 31, 2019, no accruals have been recorded by the Fund for indemnifications.

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

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

3. Capital Accounts (continued)

A separate capital account is maintained for each member with respect to each member’s Class of Units. The initial balance of each Members’ Capital account is equal to the initial subscription to the Fund by such member with respect to the Class to which such capital account relates. Each Members’ Capital account is increased by any additional subscription and decreased by any redemption by such member of Units of such Class to which the capital account relates. All income and expenses of the Fund are allocated among the Members’ Capital accounts in proportion to the balance that each capital account bears to the balance of all capital as of the beginning of such fiscal period.

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

4. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. For the three months ended March 31, 2020 and 2019, the Advisory Fees allocated to the Fund by each Class of GAIT totaled $99,742 and $111,805, respectively.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

4. Fees and Related Party Transactions (continued)

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the three months ended March 31, 2020 and 2019, the Sponsor Fees allocated to the Fund by each Class of GAIT totaled $53,811 and $59,857, respectively.

Class 0	Class 2
0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of Members’ Capital redeemed from such class bears to the Members’ Capital of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to Graham Capital LLC. For the three months ended March 31, 2020, $67,842 of Incentive Allocation was allocated to the Fund by GAIT.  There was no Incentive Allocation allocated to the Fund by GAIT for the three months ended March 31, 2019.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

Administrator’s Fee

For the three months ended March 31, 2020 and 2019, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the three months ended March 31, 2020 and 2019 were $8,445 and $10,132, respectively.

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

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Fund identifies its major tax jurisdictions as the U.S. for Federal tax purposes and Connecticut for state tax purposes. The Manager has evaluated the Fund’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for open tax years 2017 through 2019 or expected to be taken in the Fund’s 2020 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations. No such interest and/or penalties were assessed to the Fund for the three months ended March 31, 2020 and 2019.

6. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended March 31, 2020 and 2019:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2018	$133.70	$96.01
Net loss:
Net investment loss	(0.20)	(0.33)
Net gain on investments	0.20	0.14
Net loss	0.00	(0.19)
Net asset value per Unit, March 31, 2019	$133.70	$95.82

Net asset value per Unit, December 31, 2019	$152.04	$108.35
Net income:
Net investment loss	(1.03)	(0.47)
Net gain on investments	8.31	5.91
Net income	7.28	5.44
Net asset value per Unit, March 31, 2020	$159.32	$113.79

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the three months ended March 31, 2020 and 2019:

	Class 0		Class 2
	2020	2019	2020	2019

Total return before Incentive Allocation	5.21%	0.00%	5.02%	(0.20)%
Incentive Allocation	(0.43)	0.00	0.00	0.00
Total return after Incentive Allocation	4.78%	0.00%	5.02%	(0.20)%

Net investment loss before Incentive Allocation	(0.25)%	(0.15)%	(0.43)%	(0.34)%
Incentive Allocation	(0.43)	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.68)%	(0.15)%	(0.43)%	(0.34)%

Total expenses before Incentive Allocation	0.64%	0.65%	0.83%	0.84%
Incentive Allocation	0.43	0.00	0.00	0.00
Total expenses after Incentive Allocation	1.07%	0.65%	0.83%	0.84%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total Members’ Capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital for Class 0 and Class 2 Units of the Fund for the three months ended March 31, 2020 and 2019 and are not annualized.

7. Subsequent Events

The Fund had no subscriptions or redemptions from April 1, 2020 through May 15, 2020, the date through which subsequent events were evaluated by management and the financial statements were available for issuance.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	March 31, 2020 (Unaudited)	December 31, 2019 (Audited)
Assets
Cash and cash equivalents	$53	$–
Investments in Master Funds, at fair value	4,888,425	7,251,243
Investment in Graham Cash Assets LLC, at fair value	52,823,943	48,977,607
Receivable from Master Funds	–	167
Total assets	$57,712,421	$56,229,017

Liabilities and members’ capital
Liabilities:
Redemptions payable	$774,646	$386,119
Accrued professional fees	114,025	195,023
Accrued advisory fees	71,412	69,712
Accrued sponsor fees	38,189	37,281
Accrued administrator’s fee	6,198	6,032
Payable to Master Funds	519	195
Total liabilities	1,004,989	694,362

Members’ capital:
Class 0 Units (207,796.269 and 213,162.414 units issued and outstanding at $159.32 and $152.04 per unit, respectively)	33,105,301	32,409,897
Class 2 Units (195,258.141 and 201,355.180 units issued and outstanding at $113.79 and $108.35 per unit, respectively)	22,218,992	21,816,766
Class M Units (4,671.470 units issued and outstanding at $296.08 and $279.99 per unit, respectively)	1,383,139	1,307,992
Total members’ capital	56,707,432	55,534,655
Total liabilities and members’ capital	$57,712,421	$56,229,017

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	March 31, 2020 (Unaudited)		December 31, 2019 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$2,397,479	4.23%	$3,714,431	6.69%
Graham K4D Trading Ltd.	2,490,946	4.39%	3,536,812	6.37%
Total investments in Master Funds	$4,888,425	8.62%	$7,251,243	13.06%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended March 31,
	2020	2019
Net gain allocated from investments in Master Funds:
Net realized gain (loss) on investments	$1,191,386	$(512,037)
Net increase in unrealized appreciation on investments	1,879,868	678,788
Brokerage commissions and fees	(101,748)	(103,761)
Net gain allocated from investments in Master Funds	2,969,506	62,990

Net investment income allocated from investments in Master Funds	17,733	25,584

Investment income:
Interest income	198,834	261,666
Total investment income	198,834	261,666

Expenses:
Advisory fees	201,293	213,900
Sponsor fees	107,597	113,970
Professional fees	55,179	62,070
Administrator’s fee	17,460	19,758
Interest expense	3,344	3,095
Total expenses	384,873	412,793
Net investment loss of the Fund	(186,039)	(151,127)

Net income (loss)	2,801,200	(62,553)

Incentive allocation	(139,069)	-

Net income (loss) available for pro-rata allocation to all members	$2,662,131	$(62,553)

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the Three Months Ended March 31, 2020 and 2019

	Class 0		Class 2		Class M		Total Capital
	Units	Capital	Units	Capital	Units	Capital

Members’ capital, December 31, 2018	263,114.613	$35,179,498	251,175.400	$24,114,225	4,671.470	$1,127,501	$60,421,224
Subscriptions	2,447.080	325,000	775.525	73,500	–	–	398,500
Redemptions	(15,238.411)	(2,029,083)	(23,162.529)	(2,203,496)	–	–	(4,232,579)
Incentive allocation	–	–	–	–	–	–	–
Net (loss) income	–	(7,364)	–	(60,726)	–	5,537	(62,553)
Members’ capital, March 31, 2019	250,323.282	$33,468,051	228,788.396	$21,923,503	4,671.470	$1,133,038	$56,524,592

	Class 0		Class 2		Class M		Total Capital
	Units	Capital	Units	Capital	Units	Capital

Members’ capital, December 31, 2019	213,162.414	$32,409,897	201,355.180	$21,816,766	4,671.470	$1,307,992	$55,534,655
Subscriptions	–	–	–	–	–	–	–
Redemptions	(5,366.145)	(816,202)	(6,097.039)	(673,152)	–	(139,069)	(1,628,423)
Incentive allocation	–	(139,069)	–	–	–	139,069	–
Net income	–	1,650,675	–	1,075,378	–	75,147	2,801,200
Members’ capital, March 31, 2020	207,796.269	$33,105,301	195,258.141	$22,218,992	4,671.470	$1,383,139	$56,707,432

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

 Unaudited Statements of Cash Flows

	Three Months Ended March 31,
	2020	2019
Cash flows provided by operating activities
Net income (loss)	$2,801,200	$(62,553)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (income) allocated from investments in Master Funds	(2,987,239)	(88,574)
Net (income) allocated from investment in Graham Cash Assets LLC	(198,834)	(261,666)
Proceeds from sale of investments in Master Funds	19,043,220	16,696,438
Proceeds from sale of investment in Graham Cash Assets LLC	9,733,960	15,919,947
Purchases of investments in Master Funds	(13,714,245)	(16,328,318)
Purchases of investment in Graham Cash Assets LLC	(13,359,889)	(12,891,795)
Changes in assets and liabilities:
Decrease in accrued professional fees	(80,998)	(15,835)
Increase (decrease) in accrued advisory fees	1,700	(3,867)
Increase (decrease) in accrued sponsor fees	908	(2,709)
Increase (decrease) in accrued administrator’s fee	166	(280)
Net cash provided by operating activities	1,239,949	2,960,788

Cash flows used in financing activities
Subscriptions	–	398,500
Redemptions	(1,239,896)	(3,359,288)
Net cash used in financing activities	(1,239,896)	(2,960,788)

Net change in cash and cash equivalents	53	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$53	$–

Supplemental cash flow information
Interest paid	$3,344	$3,095

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

March 31, 2020

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at March 31, 2020 and December 31, 2019. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices held. The Master Funds’ currency translation gains and losses are included in the statements of operations and incentive allocation within net realized gain (loss) and net increase in unrealized appreciation on investments.

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

GAIT’s investments in the Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in the Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2020 or the year ended December 31, 2019 by GAIT, the Master Funds, or Cash Assets.

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

Unrealized appreciation and depreciation from derivative financial instruments are recorded based on changes in their fair value. Realized gains and losses are recorded when the positions are closed. All unrealized and realized gains and losses related to derivative financial instruments are included in net realized gain (loss) on investments in the Master Funds’ statements of operations.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the three months ended March 31, 2020 and the year ended December 31, 2019 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $122,644 and $2,477,323 at March 31, 2020 and December 31, 2019, respectively. Graham Commodity Strategies LLC had no derivative instruments subject to credit risk related contingent features in a net liability position at March 31, 2020 and December 31, 2019.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX seats and the shares of the CME Group at fair value. As of March 31, 2020 and December 31, 2019, the two NYMEX seats were valued at $179,000 and $189,500, respectively, and the 30,000 shares of CME Group were valued at $5,187,300 and $6,021,600, respectively, both of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Chicago Board of Trade Membership

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns two B-1/Full seats and one B‑2/Associate seat (“collectively, “CBOT memberships”). Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of March 31, 2020 and December 31, 2019, the two B-1/Full seats were valued at a total of $386,000 and $333,000, respectively, and the B-2/Associate seat was valued at $47,750 and $37,750, respectively, all of which are included in Exchange memberships on the statements of financial condition. Additionally, Graham K4D Trading Ltd. owns a Chicago Mercantile Exchange (“CME”) seat valued at $80,000 and $62,500 at March 31, 2020 and December 31, 2019, respectively, which is also included in Exchange memberships on the statements of financial condition. The CBOT memberships and CME seat are considered Level 1 assets as described in the Fair Value section of Note 2.

Fixed Income Securities

The fixed income securities positions are valued at the mean between the last reported bid and ask quotations received from independent brokers. GAIT is exposed to credit risk relating to whether the issuers will meet their obligations when they come due until the fixed income securities are sold or reach maturity.

Cash and Cash Equivalents

GAIT classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents on the statements of financial condition. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of the GAIT’s cash would be limited to account insurance or other protection afforded by such deposit, which could be substantially less than the amount deposited. At March 31, 2020, GAIT held $53 in cash and no cash equivalents. At December 31, 2019, GAIT did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At March 31, 2020 and December 31, 2019, no accruals have been recorded by GAIT for indemnifications.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds

As of March 31, 2020 and December 31, 2019, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its Members’ Capital are individually identified. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management fees or incentive allocation, and all offer monthly subscriptions and redemptions.

March 31, 2020
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss) (three months ended March 2020)

Global Macro Funds
Graham Commodity Strategies LLC	4.23%	$2,397,479	$5,693,182

Systematic Macro Funds
Graham K4D Trading Ltd.	4.39%	2,490,946	(2,727,516)
	8.62%	$4,888,425	$2,965,666

December 31, 2019
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss) (three months ended March 2019)

Global Macro Funds
Graham Commodity Strategies LLC	6.69%	$3,714,431	$(1,133,640)

Systematic Macro Funds
Graham K4D Trading Ltd.	6.37%	3,536,812	1,222,214
	13.06%	$7,251,243	$88,574

The following table summarizes the financial position of each Master Fund as of March 31, 2020:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Fixed income securities, at fair value (cost $29,490,781)	$–	$29,623,877
Due from brokers	55,194,475	1,556,525
Derivative financial instruments, at fair value	44,895,378	11,425,205
Exchange memberships, at fair value	5,366,300	513,750
Interest receivable	33,715	98,170
Total assets	105,489,868	43,217,527

Liabilities:
Derivative financial instruments, at fair value	1,628,548	122,644
Due to brokers	1,428,330	12,448,824
Interest payable	1,968	1,128
Total liabilities	3,058,846	12,572,596
Members’ Capital / Net Assets	$102,431,022	$30,644,931

Percentage of Master Fund held by GAIT	2.34%	8.13%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2020:

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Exchange memberships (cost $2,146,960)
United States (cost $2,146,960)
Financial services (cost $2,146,960)		$5,366,300	5.24%
Total exchange memberships		$5,366,300	5.24%

Derivative financial instruments
Long contracts
Futures
Commodity
Gold 100 Oz June 2020	1,344	(7,664,770)	(7.48)%
Other commodity		535,069	0.52%
Foreign bond		(685,789)	(0.67)%
Interest rate
Fed Fund 30 day March 2020	11,285	24,582,446	24.00%
U.S. bond
U.S. 5 yr note (CBT) June 2020	6,684	2,137,266	2.08%
Other U.S. bond		1,541,937	1.51%
U.S. index		(1,519,992)	(1.48)%
Total futures		18,926,167	18.48%

Forwards
Foreign currency		(10,435,731)	(10.19)%
Total forwards		(10,435,731)	(10.19)%

Options (cost $76,230,696)
Commodity futures
Gold May 2020, $1,770.00 Call	1	1,435,480	1.40%
Other commodity futures		573,220	0.56%
Currency futures
British pound / U.S. dollar April 2020, $1.27 Put	1	7,104,268	6.94%
British pound / U.S. dollar May 2020 – January 2021, $1.27 – $1.34 Call	6	3,467,892	3.38%
U.S. dollar / Canadian dollar April 2020, $1.36 Call	1	5,386,379	5.26%
U.S. dollar / Canadian dollar April 2020, $1.37 Call	1	5,559,715	5.43%
U.S. dollar / Canadian dollar April 2020 - June 2020, $1.35 – $1.49 Call	2	4,184,608	4.09%
Other currency futures		24,551,008	23.96%
Interest rate futures
IMM Euro June 2020 - December 2020, $99.38 – $99.75 Call	2	2,089,419	2.04%
IMM Euro April 2020 - December 2020, $95.50 – $99.00 Put	2	815,750	0.80%
IMM Euro December 2020, $99.25 Call	1	7,486,350	7.31%
Other interest rate futures		1,231,713	1.20%
U.S. bond futures
U.S. 5 yr future June 2020, $126.00 Call	1	4,771,696	4.66%
Other U.S. bond futures		31,281	0.03%
U.S. index futures		346,123	0.34%
Total options		69,034,902	67.40%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2020:

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$515,368	0.50%
Foreign bond		(2,005)	(0.00)%
Foreign index		(1,334,238)	(1.30)%
Interest rate		(160,563)	(0.16)%
U.S. bond		4,039,906	3.94%
U.S. index		3,426,940	3.35%
Total futures		6,485,408	6.33%

Forwards
Foreign currency		8,164,859	7.97%
Total forwards		8,164,859	7.97%

Options (proceeds $44,403,539)
Commodity futures
Gold May 2020, $1,870.00 - $1,930.00 Call	(2)	$(1,014,800)	(0.99)%
Other commodity futures		(296,815)	(0.29)%
Currency futures
U.S. dollar / Canadian dollar April 2020, $1.37 Call	(1)	(5,559,715)	(5.43)%
U.S. dollar / Canadian dollar April 2020, $1.35 – $1.38 Call	(2)	(7,422,670)	(7.25)%
British pound / U.S. dollar April 2020, $1.27 Put	(1)	(7,104,268)	(6.94)%
British pound / U.S. dollar January 2021, $1.39 Call	(1)	(2,174,295)	(2.12)%
Other currency futures		(13,510,181)	(13.19)%
Interest rate futures
IMM Euro December 2020, $99.50 Call	(1)	(7,406,750)	(7.23)%
IMM Euro December 2020, $95.00 Put	(1)	(31,250)	(0.03)%
IMM Euro June 2020, $99.50 Call	(1)	(733,956)	(0.72)%
Other interest rate futures		(1,377,652)	(1.34)%
U.S. bond futures
U.S. 5 yr future June 2020, $126.50 – $127.50 Call	(2)	(1,992,344)	(1.95)%
Other U.S. bond futures		(25,594)	(0.02)%
U.S. index futures		(258,485)	(0.25)%
Total options		(48,908,775)	(47.75)%
Total derivative financial instruments		$43,266,830	42.24%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2020:

Description	Principal / Number of Contracts / Notional Amounts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Fixed income securities owned (cost $29,490,781)
Government bonds (cost $29,490,781)
United States (cost $29,490,781)
Treasury Bonds (cost $29,490,781)
U.S. Treasury bond 1.50% due 07/15/2020	$29,500,000	$29,623,877	96.67%
Total United States		29,623,877	96.67%
Total government bonds		29,623,877	96.67%
Total fixed income securities owned		$29,623,877	96.67%

Exchange memberships (cost $1,051,100)
United States (cost $1,051,100)
Financial services (cost $1,051,100)		$513,750	1.68%
Total exchange memberships		$513,750	1.68%

Derivative financial instruments
Long contracts
Futures
Commodity
LME aluminum June 2020	238	$(1,089,065)	(3.55)%
LME copper June 2020	163	(2,346,793)	(7.66)%
Other commodity		(1,710,887)	(5.58)%
Currency		27,833	0.09%
Foreign bond		351,884	1.15%
Foreign index		1,315,094	4.29%
Interest rate
90 day Euro June 2021	983	1,687,611	5.51%
Other interest rate		904	0.00%
U.S. bond		2,318,753	7.57%
U.S. index		(60,409)	(0.20)%
Total futures		494,925	1.62%

Forwards
Foreign currency		(1,777,465)	(5.80)%
Total forwards		(1,777,465)	(5.80)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2020:

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity
LME aluminum June 2020	(300)	$1,645,575	5.37%
LME copper June 2020	(213)	4,419,700	14.42%
Other commodity		4,631,625	15.11%
Currency		(1,749)	(0.01)%
Foreign bond		468,328	1.53%
Foreign index		(183,612)	(0.60)%
Interest rate		(49,587)	(0.16)%
Total futures		10,930,280	35.66%

Forwards
Foreign currency		1,654,821	5.40%
Total forwards		1,654,821	5.40%
Total derivative financial instruments		$11,302,561	36.88%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of  March 31, 2020:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$2,852,090	$10,966,685
Commodity futures options	2,008,700	–
Currency futures	–	45,916
Exchange memberships	5,366,300	513,750
Foreign bond futures	125,708	1,173,101
Foreign index futures	1,796	1,581,118
Interest rate futures	24,582,446	1,727,272
Interest rate futures options	11,623,230	–
U.S. bond futures	7,889,586	2,318,753
U.S. bond futures options	4,802,977	–
U.S. index futures	3,426,940	115,469
U.S. index futures options	346,123	–
Total Level 1	63,025,896	18,442,064

Level 2:
Foreign currency forwards	15,622,289	2,988,839
Foreign currency futures options	50,253,871	–
Government bonds*	–	29,623,877
Total Level 2	65,876,160	32,612,716
Total investment related assets	$128,902,056	$51,054,780

Liabilities
Level 1:
Commodity futures	$(9,466,423)	$(5,416,530)
Commodity futures options	(1,311,615)	–
Currency futures	–	(19,832)
Foreign bond futures	(813,502)	(352,889)
Foreign index futures	(1,336,034)	(449,636)
Interest rate futures	(160,563)	(88,344)
Interest rate futures options	(9,549,606)	–
U.S. bond futures	(170,477)	–
U.S. bond futures options	(2,017,938)	–
U.S. index futures	(1,519,992)	(175,878)
U.S. index futures options	(258,485)	–
Total Level 1	(26,604,635)	(6,503,109)

Level 2:
Foreign currency forwards	(17,893,161)	(3,111,483)
Foreign currency futures options	(35,771,130)	–
Total Level 2	(53,664,291)	(3,111,483)
Total investment related liabilities	$(80,268,926)	$(9,614,592)

*	See each Master Fund’s condensed schedule of investments for breakout of industry and geographic region.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its average quarterly notional amounts and number of contracts for the three months ended March 31, 2020. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at March 31, 2020 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$296,113,073	3,472	$(13,844,475)	(785)	$2,852,090	$(9,466,423)
Options (a)	38,917,861	5,341	(28,227,974)	(7,761)	2,008,700	(1,311,615)
	335,030,934	8,813	(42,072,449)	(8,546)	4,860,790	(10,778,038)

Equity price
Futures	136,882,275	879	(368,083,094)	(4,560)	3,428,736	(2,856,026)
Options (a)	7,376,195	1,191	(11,282,975)	(2,308)	346,123	(258,485)
	144,258,470	2,070	(379,366,069)	(6,868)	3,774,859	(3,114,511)
Foreign currency exchange rate
Forwards	1,176,515,574	N/A	(1,296,014,145)	N/A	15,622,289	(17,893,161)
Options (a)	1,459,638,397	74	(1,549,573,320)	(69)	50,253,871	(35,771,130)
	2,636,153,971	74	(2,845,587,465)	(69)	65,876,160	(53,664,291)

Interest rate
Futures	5,973,000,735	20,798	(869,179,995)	(3,642)	32,597,740	(1,144,542)
Options (a)	2,939,105,686	163,038	(3,582,826,569)	(37,515)	16,426,207	(11,567,544)
	8,912,106,421	183,836	(4,452,006,564)	(41,157)	49,023,947	(12,712,086)
Total	$12,027,549,796	194,793	$(7,719,032,547)	(56,640)	$123,535,756	$(80,268,926)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its average quarterly notional amounts and number of contracts for the three months ended March 31, 2020. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at March 31, 2020 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$67,322,915	967	(86,983,264)	(1,986)	10,966,685	$(5,416,530)
	67,322,915	967	(86,983,264)	(1,986)	10,966,685	(5,416,530)

Equity price
Futures	51,612,382	551	(4,642,072)	(66)	1,696,587	(625,514)
	51,612,382	551	(4,642,072)	(66)	1,696,587	(625,514)
Foreign currency exchange rate
Forwards	130,223,592	N/A	(205,625,687)	N/A	2,988,839	(3,111,483)
Futures	2,950,049	31	(488,163)	(5)	45,916	(19,832)
	133,173,641	31	(206,113,850)	(5)	3,034,755	(3,131,315)

Interest rate
Futures	469,636,244	2,542	(127,054,014)	(475)	5,219,126	(441,233)
	469,636,244	2,542	(127,054,014)	(475)	5,219,126	(441,233)
Total	$721,745,182	4,091	$(424,793,200)	(2,532)	$20,917,153	$(9,614,592)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at March 31, 2020 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and derivative liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$123,535,756	$(78,640,378)	$44,895,378	$–	$44,895,378
Derivative liabilities	(80,268,926)	78,640,378	(1,628,548)	1,628,548	–

Graham K4D Trading Ltd.[2]
Derivative assets	$20,917,153	$(9,491,948)	$11,425,205	$(11,425,205)	$–
Derivative liabilities	(9,614,592)	9,491,948	(122,644)	122,644	–

1 Net derivative asset and liability amounts presented in the statements of financial condition are held with three counterparties. At March 31, 2020, additional collateral pledged in the amount of $53,548,077 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

2 Net derivative asset and liability amounts presented in the statements of financial condition are held with two counterparties. At March 31, 2020, additional collateral pledged in the amount of $1,479,568 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended March 31, 2020:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$328,410	$133,182

Net realized gain (loss) on investments	230,629,768	(53,213,576)
Net increase in unrealized appreciation on investments	16,825,784	16,645,152
Brokerage commissions and fees	(4,012,669)	(72,065)
Net gain (loss) on investments	243,442,883	(36,640,489)
Net income (loss)	$243,771,293	$(36,507,307)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended March 31, 2020:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$18,825,945	$7,263,672
Options	6,452,930	–
	25,278,875	7,263,672
Equity price
Equities	(844,800)	80,500
Futures	85,594,013	(76,551,269)
Options	(13,893,345)	–
	70,855,868	(76,470,769)
Foreign currency exchange rate
Forwards	54,830,657	(3,708,893)
Futures	(13,804)	123,414
Options	(13,024,154)	–
	41,792,699	(3,585,479)
Interest rate
Fixed income securities	–	136,410
Futures	88,149,253	36,087,742
Options	21,635,894	–
Swaps	(257,037)	–
	109,528,110	36,224,152
Total	$247,455,552	$(36,568,424)

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. Federal government which generally range in maturity from one to thirty months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT’s investment in Cash Assets at March 31, 2020 and December 31, 2019 is $52,823,943 and $48,977,607 which represents a percentage of GAIT’s Members’ Capital of 93.15% and 88.19%, respectively.

GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis.  For the three months ended March 31, 2020 and 2019, the total amount recognized by GAIT with respect to its investment in Cash Assets was $198,834 and $261,666, respectively. These amounts are included in interest income in the statements of operations and incentive allocation. At March 31, 2020 and December 31, 2019, GAIT owned approximately 0.99% and 0.83%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$744,274,290	$552,689,299
Investments in fixed income securities (amortized cost $4,597,778,643 and $5,318,988,355, respectively)	4,597,778,643	5,318,988,355
Interest receivable	18,133,215	17,960,353
Total assets	5,360,186,148	5,889,638,007

Liabilities:
Accrued bank fee expense	17,000	17,000
Total liabilities	17,000	17,000

Members’ capital	$5,360,169,148	$5,889,621,007

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following table summarizes the results of operations of Cash Assets for the three months ended March 31, 2020 and 2019:

	2020	2019
Net gain on investment
Net realized gain	$2,283,203	$-

Investment income
Interest income	23,266,626	22,034,981

Expenses:
Bank fee expense	66,301	32,846
Total expenses	66,301	32,846
Net investment income	23,200,325	22,002,135
Net income	$25,483,528	$22,002,135

The following represents the condensed schedule of investments of Cash Assets as of March 31, 2020:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $4,597,778,643)
United States
Government Bonds (amortized cost $4,348,031,347)
U.S. Treasury bonds 1.38% due 8/31/2020	$275,000,000	$274,393,693	5.12%
U.S. Treasury bonds 1.38% due 9/30/2020	275,000,000	274,255,098	5.12%
U.S. Treasury bonds 1.63% due 6/30/2020	275,000,000	274,812,225	5.13%
U.S. Treasury bonds 1.13% – 2.75% due 4/15/2020 – 3/31/2021	3,525,000,000	3,524,570,331	65.75%
Total Government Bonds		4,348,031,347	81.12%

Treasury Bills (amortized cost $249,747,296)
U.S. Treasury bills 0.00% due 4/02/2020 – 6/18/2020	250,000,000	249,747,296	4.66%
Total Treasury Bills		249,747,296	4.66%
Total United States		4,597,778,643	85.78%
Total Investments in Fixed Income Securities		$4,597,778,643	85.78%

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

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Assets
Level 2:
Fixed income securities
Government bonds	$4,348,031,347	$5,069,101,450
Treasury bills	249,747,296	249,886,905
Total fixed income securities	4,597,778,643	5,318,988,355
Total Level 2	4,597,778,643	5,318,988,355
Total assets	$4,597,778,643	$5,318,988,355

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

A separate capital account is maintained for each member with respect to each Class of Units held by such member. The initial balance of each Members’ Capital account is equal to the initial contribution to GAIT with respect to the Class to which such capital account relates. Each Members’ Capital Account is increased by any additional subscription and decreased by any redemption by such member of Units of such Class to which the capital account relates. All income and expenses of GAIT are allocated among the capital accounts of the members in proportion to the balance that each capital account bears to the balance of all capital accounts as of the beginning of such fiscal period.

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

6. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. The Advisory Fees paid to the Manager for the three months ended March 31, 2020 and 2019 were $201,293 and $213,900, respectively.

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager for the three months ended March 31, 2020 and 2019 were $107,597 and $113,970, respectively.

Class 0	Class 2
0.50%	1.25%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions (continued)

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. The Incentive Allocation for the three months ended March 31, 2020 and 2019 was $139,069 and $0, respectively.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

Administrator’s Fee

For the three months ended March 31, 2020 and 2019, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $17,460 and $19,758, respectively.

7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. GAIT identifies its major tax jurisdictions as the U.S. for Federal tax purposes and Connecticut for state tax purposes. The Manager has evaluated GAIT’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for open tax years 2017 through 2019 or expected to be taken in GAIT’s 2020 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations and incentive allocation. No such interest and/or penalties were assessed to GAIT for the three months ended March 31, 2020 and 2019.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended March 31, 2020 and 2019:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2018	$133.70	$96.01
Net loss:
Net investment loss	(0.20)	(0.32)
Net gain on investments	0.20	0.13
Net loss	0.00	(0.19)
Net asset value per Unit, March 31, 2019	$133.70	$95.82

Net asset value per Unit, December 31, 2019	$152.04	$108.35
Net income:
Net investment loss	(1.03)	(0.47)
Net gain on investments	8.31	5.91
Net income	7.28	5.44
Net asset value per Unit, March 31, 2020	$159.32	$113.79

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the three months ended March 31, 2020 and 2019:

	Class 0		Class 2
	2020	2019	2020	2019

Total return before Incentive Allocation	5.21%	0.00%	5.02%	(0.20)%
Incentive Allocation	(0.43)	0.00	0.00	0.00
Total return after Incentive Allocation	4.78%	0.00%	5.02%	(0.20)%

Net investment loss before Incentive Allocation	(0.25)%	(0.15)%	(0.43)%	(0.34)%
Incentive Allocation	(0.43)	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.68)%	(0.15)%	(0.43)%	(0.34)%

Total expenses before Incentive Allocation	0.64%	0.65%	0.83%	0.83%
Incentive Allocation	0.43	0.00	0.00	0.00
Total expenses after Incentive Allocation	1.07%	0.65%	0.83%	0.83%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total Members’ Capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital of GAIT, excluding that of the Managing Member, for the three months ended March 31, 2020 and 2019.

9. Subsequent Events

GAIT had no subscriptions and redemptions of approximately $0.3 million from April 1, 2020 through May 15, 2020, the date through which subsequent events were evaluated by management and the financial statements were available for issuance. These amounts have not been included in the financial statements.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical facts. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “continue,” “further,” “seek,” “plan,” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected, including the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2019 and in this Quarterly Report under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our annual financial statements and the notes thereto for the fiscal year ended December 31, 2019 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2020. This discussion should also be read in conjunction with “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis. For the purposes of this filing beginning with Item 2, the term “Fund” shall include the Blended Strategies Portfolio of GAIF I, GAIT and the Master Funds in which they invest, unless the context implies otherwise. The Fund does not engage in the sale of goods or services. The Fund’s capital consists of capital contributions of the members, as increased or decreased by gains and losses from its investments in the Master Funds, interest, expenses and redemptions. Its only assets are its investments in the Master Funds. The Master Funds do not engage in the sale of goods or services. Their assets are comprised of the equity in their accounts with clearing brokers and OTC counterparties, in each case consisting of cash, open trade equity on derivatives and the net option premium paid or received. In the case of Graham Cash Assets LLC (“Cash Assets”), the assets consist of investments in debt obligations guaranteed by the U.S. Federal government, as well as cash and cash equivalents.

For the three months ended March 31, 2020, the Blended Strategies Portfolio’s Members’ Capital increased by $764,330 or 2.8%. The net increase in the Blended Strategies Portfolio was attributable to net income of $1,283,231 or 4.8% offset by redemptions totaling $518,901 or -2.0%, for the period.

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

Index
2020 Summary

Three Months Ended March 31, 2020

For the three months ended March 31, 2020, the Blended Strategies Portfolio experienced net trading gains of $1,485,848. The trading results are attributable to the following sectors:

Agriculture / Softs	$28,304
Base Metals	201,106
Energy	(25,619)
Equities	(2,100,427)
Foreign Exchange	344,420
Long Term / Intermediate Rates	1,198,524
Precious Metals	415,229
Short Term Rates	1,424,311
$1,485,848

The Blended Strategies Portfolio recorded profits for the first quarter of 2020. The portfolio recorded gains in fixed income futures, most notably from positions across the curve in the U.S. with smaller gains in Australian and Canadian bonds and U.K. short rates.  Smaller gains resulted in commodities, particularly from positions in metals.  In currencies, the portfolio recorded gains from positions in the Japanese yen, Australian dollar, and Euro versus the U.S. dollar. The portfolio experienced losses in equity index futures, primarily in European and Asian benchmark indices.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended March 31, 2020, Advisory Fees decreased by $12,063 or -10.8%, Sponsor Fees decreased by $6,046 or -10.1%, and Administrator’s Fees decreased by $1,687 or -16.7% in the Fund over the corresponding period of the preceding year. These decreases are attributable to lower net assets of the portfolio resulting from redemptions and partially offset by net income for the period. During the same period, interest income decreased by $42,511 or -28.9%. Interest was earned on free cash at an average annualized yield of 1.76% for the three months ended March 31, 2020 compared to 1.97% for the same period in 2019.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended March 31, 2020 and 2019, the Incentive Allocation was $67,842 and $0, respectively.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of March 31, 2020 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	0.0%
Base Metals	4.6%
Energy	3.7%
Equities	2.1%
Foreign Exchange	13.7%
Long Term / Intermediate Rates	11.6%
Precious Metals	(8.1)%
Short Term Rates	72.4%
100.0%

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

Blended Strategies Portfolio
March 31, 2020	8.53%
December 31, 2019	13.03%
March 31, 2019	9.38%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through March 31, 2020, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year and the Fund identifies its major tax jurisdictions as U.S. Federal and Connecticut State. The Manager has evaluated the Fund’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for open tax years 2017 through 2019 or expected to be taken in the Fund’s 2020 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination.

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

Based on their evaluation as of March 31, 2020, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to the Fund’s internal control over financial reporting during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

The following risk factors should be read in conjunction with the risk factors disclosed in our 2019 Form 10-K.

Global Economic, Political and Market Conditions May Adversely Affect the Fund’s Operations. The current global financial market situation, as well as various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. For example, the recent outbreak of coronavirus, or COVID-19, in many countries continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets and has adversely affected the global economy. The outbreak of COVID-19 and any continuing increase in volatility or economic downturn may have a material adverse impact on Fund’s operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2020, the Fund issued no Units with respect to the Blended Strategies Portfolio.

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2020	2,515.021	$131.05	N/A	N/A
February 1 - February 29, 2020	802.090	$123.85	N/A	N/A
March 1 - March 31, 2020	564.621	$159.32	N/A	N/A
TOTAL	3,881.732	$133.68	N/A	N/A

[1]	Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None

Index
Item 6.	Exhibits

* 3.1	Certificate of Formation of Graham Alternative Investment Fund I LLC
** 3.1(a)	Amendment to Certificate of Formation of Graham Alternative Investment Fund I LLC
** 3.2	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC
*** 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Executive Officer)
*** 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Financial Officer)
*** 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Principal Financial Officer)
*** 101.INS	XBRL Instance Document
*** 101.SCH	XBRL Taxonomy Extension Schema
*** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*** 101.DEF	XBRL Taxonomy Extension Definition Linkbase
*** 101.LAB	XBRL Taxonomy Extension Label Linkbase
*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010
**	Incorporated by reference to the Fund’s Form 8-K previously filed on April 11, 2013
***	Filed herewith

Index
SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2020	GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
BLENDED STRATEGIES PORTFOLIO

By: GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

By: /s/ Brian Douglas
Brian Douglas, Principal Executive Officer

By: /s/ George Schrade
George Schrade, Principal Financial Officer