Form 10-K
period 2020-12-31
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2021-03-30
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐  No ☑

Units of the Blended Strategies Portfolio with an aggregate value of $27,475,546 were outstanding and held by non-affiliates as of June 30, 2020.

As of March 1, 2021, 192,441.009 Units of the Blended Strategies Portfolio were outstanding.

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

The Blended Strategies Portfolio uses a systematic trading program and a discretionary trading program. The Blended Strategies Portfolio units of interest (the “Units”) of GAIF I are registered under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and the financial information and statements contained herein are solely with respect to that Portfolio.

GAIF I invests in Graham Alternative Investment Trading LLC, a Delaware limited liability company (the “Feeder Fund”).  Specifically, the assets of GAIF I subscribed for investment in the Blended Strategies Portfolio will be invested in Graham Alternative Investment Trading LLC. Trading on behalf of the Fund will be conducted in separate master funds (in a “master-feeder” fund structure) managed by the Manager (as defined below). For the purposes of this report, the term “Fund” shall include GAIF I, the Feeder Fund and the master funds in which they invest, unless the context implies otherwise.  Graham Capital Management, L.P. (the “Manager”) is the Fund’s manager and the investment advisor to the Fund. The Manager’s website is www.grahamcapital.com.

The investment objective of the portfolio of the Fund is to achieve long-term capital appreciation through professionally managed trading in both U.S. and foreign markets, primarily in futures contracts, forwards contracts, spot currency contracts and associated derivative instruments such as options and swaps.  The Fund seeks profit opportunities in the global financial markets, including interest rates, foreign exchange, global stock indices and energy, metals and agricultural futures, as a professionally managed multi-strategy investment vehicle.

The portfolio of the Fund consists of multiple trading strategies of the Manager, which the Manager has combined in an effort to diversify the investment exposure of the portfolio and to make the performance returns of the portfolio less volatile and more consistently profitable. The Manager seeks to combine in the portfolio investment strategies that trade in different markets and display relatively low correlation to each other.  Through such composition, the Manager aims to provide the portfolio with the potential to make profits and have strong risk-adjusted returns in both rising and falling markets and during both expanding and recessionary economic cycles.  In discretionary programs, a trader determines trades subjectively based on his personal assessment of trading data and trading experience, while in systematic programs, trades are based almost entirely on computerized mathematical models. The Fund, at all times, will look primarily to commodity interests as its principal intended source of gains and anticipates that at all times commodity interests will present the Fund’s primary risk of loss, and the Fund will not acquire any financial instrument or enter into any financial transaction if to do so would cause the Fund to look to securities as its principal intended source of gains or anticipate that securities will present the Fund’s primary risk of loss. Examples of the types of instruments that the Fund may trade by market include, but are not limited to:

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

The Manager believes strongly in the importance of its ongoing research activities, particularly in the development of new trading programs, and expects to develop additional trading systems for the Fund and to modify the systems currently in use for the Fund over time. The Manager also seeks to add new trading strategies to its discretionary programs and to modify such strategies over time. There is no maximum number of trading programs that the Manager may see fit to include in the Blended Strategies Portfolio, and the Manager may increase or decrease the number of programs included in the portfolio over time. The Manager continually updates and modifies its trading programs and may make such additions or deletions of trading programs to the Blended Strategies Portfolio at any time– such as changes in the leverage of, or in the asset allocations to, any of the Fund’s trading programs – in its sole discretion. The Fund is not required to provide prior, or any, notice of any such changes to investors.

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

As of February 29, 2020, the aggregate Net Asset Value (as defined below under “Allocation of Profit and Loss”) of the Units in GAIF I was $25,612,671. GAIF I operates on a calendar fiscal year.

Narrative Description of Business

(i)	General

GAIF I offers two classes (each a “Class”) of Units, being Class 0 Units and Class 2 Units of the Blended Strategies Portfolio. As further described below under “Fees,” Class 0 and Class 2 Units of the portfolio differ only as to their applicable fees.  Subscriptions for Units of any Class may be accepted by GAIF I as of the first business day of each month upon written notice of at least three business days prior to the last business day of the preceding month, and on such other notice and dates as the Manager may permit in its sole and absolute discretion.

Units of each Class are offered at their Net Asset Value per Unit as of the end of each month.  The minimum initial investment for Class 0 Units is $10,000 (this Class is primarily for “wrap fee programs”) and the minimum additional investment is $5,000.  Wrap fee programs bundle the various services provided to a client by a broker or financial advisor in a single fee arrangement rather than charging the client fees for specific transactions.  The minimum initial investment for Class 2 Units is $10,000 and the minimum additional investment is $5,000.  GAIF I will be continuously offered and has no limit on the maximum aggregate amount of subscriptions that may be contributed to it.

Capital contributions by a single subscriber for any Class of Units, upon acceptance of the subscriber as a member, represent a single interest in GAIF I for that subscriber’s respective Class of Units. A Unit of each Class reflects a member’s interest in GAIF I’s member’s capital with respect to the Class of Units owned by the member. Although separate Classes of Units in a portfolio are offered, all capital contributions to a particular portfolio are pooled by GAIF I and invested in GAIT. Units may be purchased only by investors who qualify as accredited investors under Regulation D of the Securities Act of 1933 (“Securities Act”). The principal differences among the separate Classes of Units within the same portfolio are their fees. Holders of Units, regardless of which Class of a portfolio they hold, participate pro rata in the profits and losses of that portfolio in proportion to the Net Asset Value of the Class and have identical rights, as members, under the Company Agreement.

Members
(US Taxable Investors)
Units
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
Blended Strategies Portfolio
Class 0
Class 2
LLC Operating Agreement
MANAGER
Graham Capital Management, L.P.
GRAHAM ALTERNATIVE INVESTMENT TRADING LLC
Class 0
Class 2
Graham Cash Assets LLC
Graham K4D Trading Ltd.
Graham Commodity Strategies LLC

ii)	The Manager

The Manager was organized in May 1994 as a Delaware limited partnership. The general partner of the Manager is KGT, Inc., a Delaware corporation of which Kenneth G. Tropin is the sole director and sole shareholder.  KGT, Inc. became a listed Principal of the Manager effective July 27, 1994. The Manager has been registered as a CPO and CTA under the Commodity Exchange Act (“CEA”) and has been a member of the NFA since July 27, 1994 and has been registered as an investment adviser with the Securities and Exchange Commission since March 20, 2012. As of March 1, 2021, the Manager has approximately 172 personnel and manages assets of over $16.4 billion. The Manager’s principal office is located at 40 Highland Avenue, Rowayton, Connecticut 06853 and its telephone number is (203) 899-3400. The Manager’s advisory services may in part be performed out of its branch office in West Palm Beach, Florida and the office of the Manager’s London affiliate, Graham Capital LLP.

(iii)	The Trading Program

The Manager’s Investment Committee, which is comprised of Kenneth G. Tropin, Pablo Calderini, Robert E. Murray, Brian Douglas, Barry S. Fox, James A. Medeiros, William Pertusi, Christopher McCann, Timothy Sperry, Isaac Finkle, Ed Tricker, Kelly Tropin, and George Schrade makes decisions with respect to the selection of strategies traded on behalf of the Fund.

Biographical information regarding the members of the Investment Committee as of December 31, 2020  is set forth below.

Kenneth G. Tropin, 67, is the Chairman and the founder of the Manager. In May 1994, he founded the Manager and became an Associated Person and Principal effective July 27, 1994. Mr. Tropin developed the firm's original trading programs and is responsible for the overall management of the organization, including the investment of its proprietary trading capital.

Pablo Calderini, 56, is the President and Chief Investment Officer of the Manager and, among other things, is responsible for the management and oversight of the discretionary and systematic trading businesses at the Manager. He joined the Manager in August 2010 and became an Associated Person and Principal of the Manager effective August 13, 2010. Mr. Calderini received a B.A. in Economics from Universidad Nacional de Rosario in 1987 and a Masters in Economics from Universidad del Cema in 1988, each in Argentina.

Robert E. Murray, 60, is the Vice Chairman of the Manager and serves as a member of the Manager’s executive leadership team responsible for the management of the firm and oversees important business and strategic initiatives of the Manager.  He joined the Manager in June 2003 and became an Associated Person and Principal of the Manager effective June 27, 2003. Mr. Murray received a Bachelor’s Degree in Business with a Finance concentration from Geneseo State University in 1983.

James A. Medeiros, 47, is Chief Executive Officer of the Manager responsible for the management and oversight of the firm's investor relations, risk management and technology infrastructure and development efforts at the Manager. He joined the Manager in July 2009 and became an Associated Person of the Manager effective July 21, 2009 and a Principal on February 7, 2013. Mr. Medeiros received a Bachelor of Science from the Edmund A. Walsh School of Foreign Service at Georgetown University in 1996 and received an M.B.A. from the Wharton School at the University of Pennsylvania in 2003.

Brian Douglas, 47, C.P.A., is the Chief Operating Officer of the Manager and oversees the operation of the trading services, legal, compliance, facilities and administration departments of the Manager. He became an Associated Person of the Manager effective February 1, 2013 and a Principal on April 1, 2013. In July 2004, he joined the Manager as Manager of Financial Reporting and became Chief Financial Officer in April 2013 and Chief Operating Officer in March 2019. Mr. Douglas received a B.A. in accounting from Western Connecticut State University in May 1996.

George Schrade, 46, C.P.A., is the  Chief Financial Officer of the Manager and is responsible for the finance department of the Manager. He joined the Manager in June 2007 and became an Associated Person of the Manager effective December 21, 2016 and a Principal on February 28, 2019. Mr. Schrade received a B.S in Accounting from Quinnipiac University in May 1996.

Isaac Finkle, 68, is Chief Legal Officer of the Manager. He joined the Manager in May 2003 and became an Associated Person of the Manager effective April 16, 2004 and a Principal on June 5, 2007. Mr. Finkle received a J.D. from New York University School of Law in 1985, a Ph.D. from the University of Pennsylvania in 1998 specializing in sociological theory, and a B.A. with honors in philosophy from Haverford College in 1973.

Barry S. Fox, 57, is Managing Director of Quantitative Operations and Execution of the Manager. He became an Associated Person of the Manager effective November 10, 2000 and a Principal on November 15, 2007. Mr. Fox joined the Manager in August 2000. Mr. Fox received a B.S. in Business Administration from State University of New York at Buffalo in 1986.

William Pertusi, 60, is the Co-Chief Risk Officer of the Manager, responsible for identifying, monitoring and acting upon financial risks relative to financial returns in the Manager’s diverse trading strategies. He became an Associated Person of the Manager effective July 24, 2006 and a Principal on November 28, 2006. Mr. Pertusi received a B.S. in Electrical Engineering from Lehigh University in 1983, an M.B.A. from Harvard in 1987, and an M.S. in Mathematics from Fairfield University in 2006.

Christopher McCann, 50, is the Chief Risk Officer of the Manager, responsible for identifying, monitoring and acting upon financial risks relative to financial returns in Manager's diverse trading strategies. He became an Associated Person of the Manager effective May 29, 2009 and a Principal effective June 24, 2019. He was previously registered as a Principal of the Manager effective September 12, 2012 through February 22, 2016. Mr. McCann received an M.B.A. in Finance from New York University Stern School of Business in May 1998, a M.S. in Industrial Engineering from Rutgers University in May 1995, and a B.S. in Chemical Engineering from Washington University in May 1992.

Tim Sperry, 53, is Executive Director and Chief Compliance Officer of the Manager. He joined the Manager in June 2004. He became an Associated Person of the Manager effective October 9, 2012 and a Principal on October 10, 2012. As Chief Compliance Officer, he oversees compliance and regulatory matters related to the firm’s business. Mr. Sperry received a J.D. from New England School of Law in May 1998 and a B.A. in Political Science in 1989 from Boston University.

Edward Tricker, 37, is Chief Investment Officer of Quantitative Strategies of the Manager and is responsible for the management and oversight of the firm's Quantitative Strategies team, including quantitative operations and execution, research, alpha technology, and data science. He became an Associated Person of the Manager effective February 4, 2013 and a Principal on April 30, 2014. Mr. Tricker received a Ph.D. in Statistics from Imperial College of Science and Technology in London in October 2009 and a B.S. in Mathematics and Statistics from the University of Oxford in June 2005.

Kelly Tropin, 30, is Chief Economist and Senior Managing Director of the Manager and is responsible for leading the firm’s economic research efforts in addition to playing a key role in the management of the firm’s discretionary trading team. She became an Associated Person and Principal of the Manager effective September 6, 2018. Ms. Tropin received a Bachelor of Arts in Government from Dartmouth College in June 2013.

Jennifer Ancker Whelen, 47, is Chief Client Officer, Co-Head of Institutional Relations, and Managing Director of GCM. She became an Associated Person of GCM effective June 6, 2007 and a Principal January 15, 2021. Mrs. Ancker Whelen is responsible for the development of strategic relationships with GCM’s global client base, including consultants and institutional investors. Prior to joining GCM in April 2007, Mrs. Ancker Whelen was Principal and Director of Marketing & Investor Relations at Stadia Capital, LLC, a long/short equity hedge fund. Mrs. Ancker Whelen graduated cum laude from Colby College in 1995 with a B.A. in Economics and a minor in Sociology.

On February 6, 2020, William Pertusi, Co-Chief Risk Officer, resigned from the Manager in connection with his retirement.  Upon Mr. Pertusi’s resignation, Christopher McCann assumed the position of sole Chief Risk Officer of the Manager. On March 2, 2020, Isaac Finkle, Chief Legal Officer, resigned from the Manager in connection with his retirement. Upon Mr. Finkle’s resignation, Jason Slutsky assumed the position of Chief Legal Officer of the Manager. On February 12, 2021, Robert Murray, Vice Chairman, resigned from the Manager in connection with his retirement. Jennifer Ancker Whelen became a member of the Investment Committee effective February 2021.

The discretionary traders for any discretionary investment strategy selected to trade on behalf of the Fund make the trading decisions for that discretionary strategy. The Manager has developed sophisticated proprietary software to study optimal portfolio weighting strategies and the effect of specific markets on the performance, risk, correlation and volatility characteristics of each of its trading strategies. As a result, the weighting or leverage that a trading strategy uses in each market may change to address changes in market conditions. With such software, the Manager devotes considerable attention to risk management at the portfolio level in an effort to ensure balance between markets and that the overall leverage used by the portfolio is consistent with the Manager’s overall views on risk. The Manager’s objective in forming the investment program of the portfolio is to provide the portfolio with significant potential for capital appreciation in both rising and falling markets and during expanding or recessionary economic cycles. Currently, 50% of the assets of the Blended Strategies Portfolio are allocated to trading the Manager’s Discretionary Trading Program and 50% of the assets are allocated to trading to the Manager’s K4D-15V Program, but the Manager may alter these allocations at any time within its sole discretion.

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

The Manager expects to add additional trading strategies and programs to the portfolio and to modify the strategies currently in use for the portfolio over time and may in the future offer other portfolios. There is no maximum number of strategies and programs that the Manager may see fit to include in the Fund or the portfolio, and the Manager may increase or decrease the number of strategies and programs included in the Fund or the portfolio over time or increase the number of markets or contracts that are traded on behalf of the Fund or the portfolio. The Manager may make such additions or deletions of trading programs to the Fund or the portfolio at any time and may make such additions, deletions or any other changes, such as changes in the leverage of, or in the asset allocations to, any of the Fund’s trading strategies and programs, in its sole discretion and without prior notice to members.

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

The Manager subjects the trading of all its discretionary traders to a risk monitoring regime that includes a set of defined drawdown limits and a series of risk measurements. Drawdown limits are used as a risk management tool to enforce risk reduction on a discretionary strategy if the discretionary trader is experiencing losses and has not yet reduced overall risk levels. The Manager generally defines a drawdown as losses experienced over a specified period of time, expressed as a percentage of net assets at the beginning of the period. The Manager imposes daily, monthly, and overall drawdown limits for all discretionary traders. There is a daily move that requires a prompt report to the risk manager, a monthly peak to trough drawdown that likely leads to risk reduction, and a total peak to trough drawdown that likely leads to risk reduction. There is also a drawdown limit where the Manager’s Investment Committee would meet to consider closing a given program. Further, the Manager conducts a daily risk process measuring VaR and reviewing stress tests for the portfolio. The Manager evaluates the validity of VaR as a risk management tool by comparing the number of instances that profit and loss exceeded expected parameters over various time frames. For example, the Manager utilizes a one day 97.5% VaR, which means that in respect of the Portfolio that it is analyzing it expects the Portfolio to experience a loss in excess of VaR on approximately 1 out of every 40 days. In addition, the Manager runs an extensive series of stress tests, including historical scenarios as well as specific foreign exchange, equity and interest rate shocks.

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

The Fund currently employs a master-feeder structure for its individual trading programs such that the portfolio’s trading program may, but will not necessarily in all cases, be conducted through one or more master funds.  Each of the master funds is managed by one or more employees of the Manager. The master funds were organized by the Manager in order to facilitate the management of various funds and accounts managed by the Manager using in whole or in part the same trading program. The Fund, alternatively, may trade its individual trading programs through one or more managed accounts in the Fund’s name.

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

The K4D-15V Program features the first system that the Manager developed, which began trading client accounts in 1995.  It utilizes multiple computerized trading models and offers broad diversification in both financial and non-financial markets, trading in approximately 80-90 global markets. The K4D-15V Program’s legacy trend system is primarily long-term in nature, but the program also includes short-term and intermediate trend-following as well carry, fundamental macro, momentum, value/reversion and other diversifying strategies, and is intended to generate significant returns over time with an acceptable degree of risk and volatility. The computer models on a daily basis analyze the recent price action, the relative strength and the risk characteristics of each market and compare statistically the quantitative results of this data to years of historical data on each market.

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

Bank of America, N.A. serves as the Fund’s banker for transactions on behalf of the portfolio. A significant portion of the Fund’s assets may be held by Bank of America, N.A. in addition to the futures clearing brokers utilized on behalf of the Fund as well as OTC counterparties.  The Fund may also hold excess funds not required for trading in bank accounts at Bank of America, N.A. or elsewhere. The Manager, in its discretion, may change the brokerage and custodial arrangements described herein without notice to investors.

GAIF I currently has no direct arrangement with any futures commission broker; rather each master fund that trades on behalf of the Fund may have its separate clearing arrangements with a futures broker. At present, Credit Suisse Securities (USA) LLC, BofA Securities Inc., and Barclays Capital Inc. are the primary futures clearing brokers for the master funds, but neither the Fund nor the master funds are required or under any contractual obligation to continue to employ them as futures clearing brokers (together with additional or replacement clearing brokers the Manager may select from time to time without notice to investors, the “Futures Brokers”). The Manager is authorized to determine the Futures Brokers (or the counterparty, if concerning a foreign currency or swap transaction) to be used for the portfolio transactions for the Fund. The Manager is not affiliated with any futures commission merchant or broker-dealer.

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

The Fund earns interest on cash not required to be posted as margin for its trading. Cash not required by the Fund’s investment programs for trading is currently invested by the Manager in a separate cash management master fund, Graham Cash Assets LLC (“Cash Assets”), managed by the Manager. The Fund pays the Manager no additional fees for managing the Fund’s assets invested in Cash Assets. It is currently anticipated that on average between 70% and 90% of the assets of the portfolio will be invested in Cash Assets. Various investment funds managed by the Manager and other entities affiliated with the Manager may invest in Cash Assets and each such entity bears its proportional share of the operating expenses of Cash Assets. Cash Assets may pay some third-party fees to unaffiliated custodians or managers in connection with the management of its portfolio, which fees will effectively be borne pro rata by all investment vehicles that invest in Cash Assets. Cash Assets may deposit a portion of its assets in an interest bearing bank account with Bank of America N.A. or other banks or in brokerage accounts, or it may purchase securities which are direct obligations of or obligations guaranteed as to principal or interest by the United States (e.g. U. S. Treasury Bills or Bonds), or other securities issued or guaranteed by corporations in which the United States has a direct or indirect interest (e.g., U.S. government agency securities) which have been designated pursuant to section 3(a)(12) of the Securities Exchange Act of 1934 as exempted securities.

In addition to exchange-traded futures contracts and swaps, the Fund trades spot and forward contracts on foreign currencies and, to a lesser degree, OTC swap and derivatives contracts, currently the only non-CFTC regulated instruments the Fund anticipates trading. The Manager estimates that 20-60% of the Fund’s trades for the portfolio may be in forward contracts and 5-15% in swap contracts, but depending on market conditions, the percentage of the portfolio’s trades constituted by forward or swap contracts may fall substantially outside that range. Bank of America, N.A. and Barclays currently serve as the Fund’s primary counterparties for foreign currency forward transactions. All of the Fund’s assets, funds, securities, and other property held by Bank of America, N.A. or Barclays as a Fund counterparty, and any other bank or broker-dealer acting as a foreign currency forward counterparty or OTC swap counterparty of the Fund are held as security or collateral for the Fund’s obligations to such entity.  As the forward and OTC swap markets currently are unregulated, the Fund bears additional risks (e.g., the credit risk of trading with counterparties) not present in exchange-traded futures and swaps trading. Under the Dodd–Frank Wall Street Reform and Consumer Protection Act, the CFTC, sometimes together with the SEC, has enacted regulations to govern these contracts and requires many of them to be cleared through an exchange or clearinghouse.

The Manager determines, in its sole and absolute discretion, the amount of distributions, if any, to be made by the Fund.  It is expected that dividends ordinarily will not be paid and that all portfolio earnings will be retained for reinvestment (subject to the redemption privilege).

Fees

(i)	Advisory Fee

Pursuant to the Company Agreement, each Class of the Blended Strategies Portfolio of the Fund paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.50% of the Net Asset Value of such Class.  For purposes of calculating the Advisory Fee, the Net Asset Value of each Class equals the total fair market value of the assets of the Fund attributable to that Class less the liabilities of the Fund attributable to that Class.  Profits and losses are allocated among the Classes in proportion to their respective Net Asset Values (before accrual of the Sponsor Fee and the Incentive Allocation set forth below). The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month (before giving effect to any redemptions as of the last business day of the month and subscriptions as of the beginning of the next business day, and before deduction or accrual of fees payable to the Manager and the Incentive Allocation). A portion of the Advisory Fee may be paid to third parties as compensation for offering or selling activities in connection with the Fund. If the Company Agreement is terminated as of a date other than the last business day of a month, the Advisory Fee will be prorated through the termination date.

(ii)	Sponsor Fee

Each Class 0 and Class 2 of the Fund pays the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee, in each case payable monthly in arrears, determined in the same manner as the Advisory Fee.

Class 0	Class 2

0.50%	1.25%

A significant portion of the Sponsor Fees is paid to third parties as compensation for offering or selling activities in connection with the Fund. The Manager may pay initial service fees as well as on-going service fees to its selling agents. When an initial service fee is paid, the on-going service fee to a selling agent will generally commence the 13th month with respect to which the Fund investor of such selling agent has been invested in the Fund. The service fees paid by the Manager to selling agents range up to 2% of net assets with respect to Class 2 investors.

(iii)	Incentive Allocation

Each Class of the Blended Strategies Portfolio bears a quarterly Incentive Allocation, payable to the Manager as of the end of each calendar quarter, equal to 20% of the net profits of the Class for the quarter, subject to a “loss carryforward” provision. The loss carryforward provision generally provides that the Manager will not receive an Incentive Allocation in respect of the Class for a calendar quarter to the extent that the Class experiences net loss since the last calendar quarter for which an Incentive Allocation was earned and such loss has not been recouped through subsequent net profits. The Incentive Allocation is calculated and paid as follows:  At the end of each calendar quarter, the Incentive Allocation is deducted from the Net Asset Value of each Class and credited to the Capital Account of the Manager in the Feeder Funds, in an amount equal to 20% of New High Net Trading Profits (as defined below) with respect to each class of the Blended Strategies Portfolio for such period. “New High Net Trading Profits” for any Class for any quarter shall mean the Net Capital Appreciation (which includes unrealized gains and losses and interest income and expense, less all accrued debts, liabilities and obligations of the Class (but before any accrual for the Incentive Allocation) for such period) for the quarter minus the Carryforward Loss (as defined below), if any, as of the beginning of the quarter, for such Class. The “Carryforward Loss” shall be increased as of the end of each calendar quarter by the amount of any Net Capital Depreciation with respect to such Class during the quarter then ended and shall be decreased (but not below zero) as of the end of each calendar quarter by the amount of any Net Capital Appreciation with respect to such Class during the quarter then ended. In addition, the Carryforward Loss for a Class for any calendar quarter shall be proportionately reduced effective as of the date of redemption of any Units of such Class by multiplying (i) the Carryforward Loss for such Class immediately prior to such redemption by (ii) the ratio that the amount of assets redeemed from such Class bears to the Net Assets of such Class immediately prior to such redemption. The Carryforward Loss of a Class must be recouped before any subsequent Incentive Allocation can be made to the Manager. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed on any date not the end of a calendar quarter, as if the date of redemption were the end of a calendar quarter and the Incentive Allocation shall only be deducted with respect to such redeemed Units.

A portion of any of the above fees (including the Incentive Allocation) may be paid by the Manager to third parties as compensation for offering or selling activities in connection with the Fund.

Expenses

Each Class of the Fund is responsible for its proportionate share of the Fund’s operating, administrative, trading and other direct expenses of the relevant Portfolio, including all trading commissions (including exchange and clearing and regulatory fees relating to its trades), legal expenses, internal and external accounting, audit and tax preparation expenses, fees and expenses of an Administrator, costs of preparing any required regulatory filings, and printing and mailing costs, together with a proportionate share of the costs incurred in connection with the organization of the Fund (including government incorporation charges and professional fees and expenses in connection with the preparation of the Fund’s offering documents and the preparation of the basic corporate and contract documents of the Fund) and the Fund’s continuing offering of Units. The Fund’s operating, administrative and trading expenses are estimated, based on recent experience, to amount to approximately 1.00% of net assets annually for the Blended Strategies Portfolio. These expenses will be calculated and payable monthly in arrears in the same manner as the Advisory Fee.

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

Allocation of Profit and Loss

A separate Capital Account is maintained for each member with respect to each Class of Units held by such member. The initial balance of each Capital Account of each member will equal the net initial contribution to the Fund by such member with respect to the Class to which such Capital Account relates. Each Capital Account of each member is increased by any additional capital contributions by such member with respect to the Class to which such Capital Account relates and decreased by any redemptions of Units of such Class by such member. Net realized and unrealized appreciation or depreciation in the value of assets of the portfolio of the Fund, including investment income and expenses, is allocated at the end of each fiscal period among the Capital Accounts of the members in proportion to the relative values of such Capital Accounts as of the commencement of such fiscal period (in the case of any month end that is not also the end of a calendar year, before any accrual for the Incentive Allocation).

On the last day of each fiscal period, an allocation is made of the net profit or net loss attributable to the investments of the portfolio for such fiscal period. The net profit or net loss for a fiscal period is allocated among all the Classes of the portfolio pro rata in the proportion that the Net Asset Value of each Class as of the date of the commencement of such fiscal period bears to the Net Asset Value of the portfolio as of such date.

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

Futures and Options Trading Is Speculative and Volatile. Futures and options prices are highly volatile. Such volatility may lead to substantial risks and returns, generally much larger than in the case of equity or fixed-income investments. Price movements for futures are influenced by, among other things: changing supply and demand relationships; weather; agricultural, trade, fiscal, monetary, and exchange control programs and policies of governments; macro political and economic events and policies; changes in national and international interest rates and rates of inflation; currency devaluations and revaluations; and emotions of other market participants. None of these factors can be controlled by the Fund and no assurance can be given that the Manager’s advice will result in profitable trades for a participating customer or that a customer will not incur substantial losses. The Fund may purchase and write options. The purchaser of an option is subject to the risk of losing the entire purchase price of the option, while the writer of an option is subject to an unlimited risk of loss, namely the risk of loss resulting from the difference between the premium received for the option and the price of the futures contract or other asset underlying the option which the writer must purchase or deliver upon exercise of the option. Thus, an investment in the Fund is suitable only for those investors with speculative capital who understand the risks of futures and options markets.

To the extent the Fund invests in a commodity futures contract or long option that is physically settled, unless an offsetting trade is made, the Fund would be required to take physical delivery of the commodity underlying the future or option. To the extent the Fund fails to enter into such offsetting trade prior to the expiration of the contract, the Fund may suffer a loss since neither the Fund nor the Manager expects it has the operational capacity to accept physical delivery of commodities.

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

In Times of Market Stress, the Fund May Not Be Able to Diversify Its Portfolio and Risk Management Systems May Not be Effective.  Where the markets are subject to exceptional stress, trading strategies and programs may become less diversified and more highly correlated as the stress may cause diverse and otherwise unrelated markets all to act in a similar manner. Efforts by the Manager to diversify the Fund’s trading strategies and investment exposure may not succeed in protecting the Fund from significant losses in the event of severe market disruptions. Furthermore, certain risk measures used by the Advisor as part of its risk management systems and procedures, including VaR, are dependent on inputs derived from historical scenarios and data.  Such inputs based on historical scenarios and data may not be reliable during periods of unusual or distressed market conditions where the market ceases to function in a typical manner.  As a result, the Advisor’s risk management systems and procedures may not operate as anticipated or be effective to prevent losses, in unusual or distressed market conditions. A significant risk of any risk management system using stop loss limits is “gap risk,” which is the risk that liquidity suddenly becomes unavailable and/or markets simply move too quickly through the desired stop level, resulting in greater than expected losses. The inability of a Portfolio or other investors to sell certain types of investments could also lead to a potential inability of the Portfolio and other investors to meet margin calls or fund withdrawals, the impact of which can be further aggravated as dealers and counterparties reduce available credit lines and investors withdraw additional capital. The COVID-19 outbreak has placed tremendous stress on global markets, leading to a breakdown in typical asset class correlations,  decreasing liquidity in the cash markets, and increasing volatility across all markets.  The impact of the outbreak has been broad-based, resulting in losses across all asset classes, thereby minimizing the potential benefits that typically result from having a diversified portfolio.

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

Dodd-Frank Act Continues to Impact the Fund.  The Dodd-Frank Act was enacted in July 2010.  The Dodd-Frank Act has resulted in extensive rulemaking and regulatory changes that affect private fund managers, the funds that they manage and the financial industry as a whole.  Additionally, under the Dodd-Frank Act, the SEC and the CFTC have mandated new recordkeeping, reporting, central clearing and mandatory trading on electronic facilities requirements for investment advisers, which add costs to the legal, operational and compliance obligations of the Advisor and the Fund and increase the amount of time that the Manager spends on non-investment-related activities.  The Dodd-Frank Act affects a broad range of market participants with whom the Fund may interact, including banks, non-bank financial institutions, rating agencies, mortgage brokers, credit unions, insurance companies, payday lenders and broker-dealers and may change the way in which the Manager conducts business with its brokers and other counterparties.

Regulation in the Derivatives Industry.  The Dodd-Frank Act has had a significant impact on the derivatives industry.  The Dodd-Frank Act divides the regulatory responsibility for derivatives in the United States between the SEC and the CFTC, a distinction that does not exist in any other jurisdiction.  The CFTC has regulatory authority over “swaps” and the SEC has regulatory authority over “security-based swaps”.  As a result of this bifurcation and the different pace at which the agencies have promulgated necessary regulations, different transactions are subject to different levels of regulation in the United States.  In addition, there has been and will be extensive rulemaking related to derivative products by non-U.S. regulatory authorities.  Differences between regulatory regimes may make it more difficult or costly for dealers, prime brokers, FCMs, custodians, exchanges, clearinghouses and other entities, such as the Fund, to comply with and follow various regulatory regimes.  There are significant legal, operational, technological and trading implications that result from the Dodd-Frank Act and related rules and regulations that may make it difficult or impossible for the Fund to enter into otherwise beneficial transactions.

Impact of Future Financial Industry Regulation is Uncertain and May Impact the Operation of the Portfolios.  Legal, tax and regulatory developments could occur.  Securities, futures and other financial markets are subject to comprehensive statutes, regulations and margin requirements enforced by the SEC, the CFTC and other U.S. and non-U.S. regulators and self-regulatory organizations and exchanges authorized to take extraordinary actions in the event of market emergencies.  The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial actions.  The regulatory environment for private funds is evolving, and changes in the regulation of hedge funds and their trading activities may adversely affect the ability of investors (such as the Fund) to pursue certain investment strategies, the ability to obtain leverage and financing, and the value of certain investments.  U.S. and non-U.S. regulators may take additional actions in light of other developments in global financial markets, such as the European debt crisis.  In September 2008, for example, the SEC and various non-U.S. regulatory bodies imposed temporary bans on short-selling of a variety of stocks, and adopted other regulations that may have the effect of making short-selling more difficult or costly.  Additional legislation and regulations in global markets may further regulate or limit short-selling activities.  These changes may adversely affect the markets in which the Fund invests, and may limit or adversely affect the ability of the Manager to use short sales, swaps and other derivatives as part of the investment and hedging strategies used by the Manager.

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

The Trading Programs Used by The portfolio May Be Changed Without Notice to Investors.  The Manager continuously updates and changes its trading programs as a result of its ongoing research efforts and in response to changing market conditions. The Manager also expects to develop and implement new trading programs from time to time. The Manager may make additions or deletions of trading programs used by the Blended Strategies Portfolio at any time, and may make additions, deletions or any other changes to its trading programs used by either portfolio  – such as changes in the amount of leverage of, or in the allocations of assets to, any of the trading programs used by either portfolio  – at any time as determined by the Manager in its sole discretion. The Manager is not required to provide prior, or any, notice to investors of any such changes.  As a result, the descriptions of the trading programs of the portfolio in the Fund’s offering materials may not at any particular time fully or accurately describe the trading programs being used by the portfolio.

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

As of March 1, 2021, there were 97 holders of Class 0 Units and 52 holders of Class 2 Units of the Blended Strategies Portfolio.

(c)	Dividends

The Manager determines, in its sole and absolute discretion, the amount of distributions, if any, to be made by the Fund to its investors.  To date no distributions have been paid on the Units and the Manager has no present intention to make any distributions in the future.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

None.

(e)	Performance Graph

Not applicable.

(f)	Recent Sales of Unregistered Securities

For the three months ended December 31, 2020, the Fund did not issue any Units with respect to the Blended Strategies Portfolio.

The following chart sets forth the purchases of Units of the Fund.

Month beginning:	Blended Strategies Portfolio Class 0 Number of Units Purchased	Price of Blended Strategies Portfolio Class 0 Units Purchased	Blended Strategies Portfolio Class 2 Number of Units Purchased	Price of Blended Strategies Portfolio Class 2 Units Purchased
October 1, 2020	324.090	$166.73	-	-
November 1, 2020	-	-	436.666	$120.46
December 1, 2020	-	-	1,876.298	$124.23

Item 6:	SELECTED FINANCIAL DATA

No disclosure is required hereunder as the Fund is a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K.

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the year ended December 31, 2020, the Blended Strategies Portfolio’s Members’ Capital value increased by $2,312,253 or 8.6%. This increase in Members’ Capital was attributable to net income of $3,703,593 or 13.8% and offset by redemptions totaling $1,391,340 or -5.2%, for the year.

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

Blended Strategies Portfolio

2020 Summary

For the year ended December 31, 2020, the Blended Strategies Portfolio experienced trading gains of $4,891,601 attributable to the following sectors:

Agriculture / Softs	$153,724
Base Metals	526,582
Energy	(593,323)
Equities	127,947
Foreign Exchange	1,069,861
Long Term / Intermediate Rates	834,068
Precious Metals	1,407,650
Short Term Rates	1,365,092
$4,891,601

The Blended Strategies Portfolio recorded a strong net gain during 2020. The portfolio recorded gains in fixed income futures, primarily from positions across the yield curve in the U.S. The portfolio recorded further gains in commodities, primarily from positions in precious metals with smaller profits in base metals. In currencies, gains resulted from positions in the euro, Australian dollar, and Chinese yuan versus the U.S. dollar. The portfolio finished the period virtually flat in equity index futures as gains in the U.S. were offset by losses in Europe and the U.K.

Advisory and Sponsor Fees are calculated as a percentage of the Fund’s Members’ Capital value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the year ended December 31, 2020, Advisory Fees decreased by $12,340 or -2.8%, Sponsor Fees decreased by $6,499 or -2.8%, and Administrator’s Fees decreased by $1,414 or -3.7% in the Blended Strategies Portfolio over the corresponding period of the preceding year. The Advisory Fees, Sponsor Fees and Administrator’s Fees are substantially the same when compared to the corresponding prior year. During the year ended December 31, 2020, interest income decreased by $284,004 or -49.8%. Interest was earned on free cash at an average annualized yield of 1.13% for the year ended December 31, 2020 compared to 2.04% for the year ended December 31, 2019.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the years ended December 31, 2020 and 2019, the Incentive Allocation was $531,233 and $187, respectively. This was the result of a higher net gain before incentive allocation for the year ended December 31, 2020 compared to the year ended December 31, 2019.

The following table illustrates the sector distribution of the Blended Strategies Portfolio’s investments in Master Funds as of December 31, 2020 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent net liabilities.

Agriculture / Softs	16.0%
Base Metals	5.7%
Energy	1.8%
Equities	13.9%
Foreign Exchange	25.6%
Long Term / Intermediate Rates	1.2%
Precious Metals	8.4%
Short Term Rates	27.4%
100.0%

2019 Summary

For the year ended December 31, 2019, the Blended Strategies Portfolio experienced trading gains of $4,094,860 attributable to the following sectors:

Agriculture / Softs	$(263,764)
Base Metals	(272,861)
Energy	(728,769)
Equities	2,823,263
Foreign Exchange	(305,087)
Long Term / Intermediate Rates	1,590,681
Precious Metals	596,196
Short Term Rates	655,201
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

For the year ended December 31, 2019, Advisory Fees decreased by $139,825 or -24.3%, Sponsor Fees decreased by $87,118 or -27.1%, and Administrator’s Fees decreased by $11,981 or -24.0% in the Blended Strategies Portfolio over the corresponding period of the preceding year. These decreases are all attributable to lower Members’ Capital of the portfolio during the year resulting from redemptions and partially offset by net income and subscriptions for the year. During the year ended December 31, 2020, interest income decreased by $30,075 or -5.0%. Interest was earned on free cash at an average annualized yield of 2.04% for the year ended December 31, 2019 compared to 1.61% for the year ended December 31, 2018.

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
100.0%

Variables Affecting Performance

The performance of the portfolio of the Fund is affected by net profitability resulting from the trading operations of the master funds, the fees charged by the Fund, and interest income earned on cash and cash equivalents. The master funds acquire and liquidate long and short positions in futures contracts, forward contracts, spot currency contracts and associated derivative instruments such as options and swaps. These instruments are carried at fair value, which is heavily influenced by a wide variety of factors including, but not limited to the level and volatility of exchange rates, interest rates, equity prices, and commodity prices as well as global macro political events. These factors generate market movements affecting the fair value of these instruments and in turn the net gains and losses allocated from the master funds.

Brokerage, advisory and sponsor fees are calculated based on percentage of the net asset value of the portfolio. Changes in the net assets of the portfolio resulting from subscriptions, redemptions, interest and trading profits allocated from the master funds can therefore have a material impact in the fee expense of the portfolio.

A portion of the assets of the portfolio is held in cash and cash equivalents. Changes in the net assets of the portfolio as well as changes in the interest rates earned on these investments can have a material impact on interest income earned.

(ii)	Liquidity

A portion of the assets of the portfolio is generally held as cash or cash equivalents, which are used to margin the Fund’s investments.  It is expected that the average margin the Fund will be required to post to support the Fund’s trading may range between 10% and 30% of the total assets of the portfolio, which will be segregated or secured by the futures brokers in accordance with the CEA and with CFTC regulations or be maintained on deposit with over-the-counter counterparties.  In exceptional market conditions, this amount could increase.  The master funds are subject to margin calls on a constant daily and intra-day basis, whether in connection with initiating new investment positions or as a result of changes in the value of current investment positions.  These margin requirements are met through the posting of additional margin with the applicable futures broker or FX clearing broker, on an almost daily basis.  The Manager generally expresses its margin requirements for the portfolios in terms of the aggregate of the margin requirements for the underlying strategies plus the net option premium costs for the underlying strategies.  For the years ended December 31, 2020 and December 31, 2019, the margin requirements for the Blended Strategies Portfolio were 10.72% and 13.03%, respectively.

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading.  Through December 31, 2020, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Financial Statements Graham Alternative Investment Fund I LLC Blended Strategies Portfolio Years Ended December 31, 2020 and 2019 with Report of Independent Registered Public Accounting Firm

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
BLENDED STRATEGIES PORTFOLIO

40 Highland Avenue
Rowayton, CT 06853

The undersigned affirms, on behalf of Graham Alternative Investment Fund I LLC Blended Strategies Portfolio, that to the best of his knowledge and belief, the information contained in the attached audited financial statements of Graham Alternative Investment Fund I LLC Blended Strategies Portfolio for the years ended December 31, 2020 and 2019 is accurate and complete.

By:	Graham Capital Management, L.P., as Sole Manager

	By:	/s/ George Schrade
George Schrade
Chief Financial Officer
March 30, 2021

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Financial Statements

Years Ended December 31, 2020 and 2019

Financial Statements – Graham Alternative Investment Trading LLC

Report of Independent Registered Public Accounting Firm

To the Members and Manager of
Blended Strategies Portfolio

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Blended Strategies Portfolio (the “Portfolio”) (one of the series constituting Graham Alternative Investment Fund I LLC (the “Fund”)) as of December 31, 2020 and 2019, and the related statements of operations, changes in members’ capital and cash flows for each of the two years in the period then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Blended Strategies Portfolio (one of the series constituting Graham Alternative Investment Fund I LLC) at December 31, 2020 and 2019, the results of its operations, changes in its members’ capital and its cash flows for each of the two years in the period then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Portfolio’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States of America) ("PCAOB") and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Stamford, CT

March 30, 2021

A member firm of Ernst & Young Global Limited

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Statements of Financial Condition

	December 31,
	2020	2019
Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$29,194,816	$26,882,563
Redemptions receivable from Graham Alternative Investment Trading LLC	233,089	144,707
Total assets	$29,427,905	$27,027,270

Liabilities and members’ capital
Liabilities:
Redemptions payable	$233,089	$144,707
Total liabilities	233,089	144,707

Members’ capital:
Class 0 Units (100,881.333 and 103,946.549 units issued and outstanding at $173.06 and $152.04, respectively)	17,458,496	15,804,368
Class 2 Units (94,473.834 and 102,244.827 units issued and outstanding at $124.23 and $108.35, respectively)	11,736,320	11,078,195
Total members’ capital	29,194,816	26,882,563
Total liabilities and members’ capital	$29,427,905	$27,027,270

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Statements of Operations

	Years Ended December 31,
	2020	2019
Net gain allocated from investment in Graham Alternative Investment Trading LLC:
Net realized gain on investment	$3,943,355	$4,461,361
Net increase (decrease) in unrealized appreciation on investment	948,246	(366,501)
Brokerage commissions and fees	(115,902)	(222,862)
Net gain allocated from investment in Graham Alternative Investment Trading LLC	4,775,699	3,871,998

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	286,149	570,153

Expenses:
Incentive allocation	531,233	187
Advisory fees	422,787	435,127
Sponsor fees	227,766	234,265
Professional fees and other	133,265	181,804
Administrator’s fees	36,459	37,873
Interest expense	6,745	6,246
Total expenses	1,358,255	895,502
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(1,072,106)	(325,349)
Net income	$3,703,593	$3,546,649

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Statements of Changes in Members’ Capital

Years Ended December 31, 2020 and 2019

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2018	137,453.802	$18,378,136	134,750.838	$12,936,828	$31,314,964
Subscriptions	1,499.645	200,000	–	–	200,000
Redemptions	(35,006.898)	(4,901,470)	(32,506.011)	(3,277,580)	(8,179,050)
Net income	–	2,127,702	–	1,418,947	3,546,649
Members’ capital, December 31, 2019	103,946.549	15,804,368	102,244.827	11,078,195	26,882,563
Subscriptions	–	–	–	–	–
Redemptions	(3,065.216)	(473,190)	(7,770.993)	(918,150)	(1,391,340)
Net income	–	2,127,318	–	1,576,275	3,703,593
Members’ capital, December 31, 2020	100,881.333	$17,458,496	94,473.834	$11,736,320	$29,194,816

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Statements of Cash Flows

	Years Ended December 31,
	2020	2019
Cash flows provided by operating activities
Net income	$3,703,593	$3,546,649
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) allocated from investment in Graham Alternative Investment Trading LLC	(3,703,593)	(3,546,649)
Proceeds from sale of investment in Graham Alternative Investment Trading LLC	1,302,958	8,371,454
Purchases of investment in Graham Alternative Investment Trading LLC	–	(200,000)
Net cash provided by operating activities	1,302,958	8,171,454

Cash flows used in financing activities
Subscriptions	–	200,000
Redemptions	(1,302,958)	(8,371,454)
Net cash used in financing activities	(1,302,958)	(8,171,454)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of year	–	–
Cash and cash equivalents, end of year	$–	$–

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Financial Statements

December 31, 2020

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

At December 31, 2020 and 2019, the Fund owned 48.87% and 48.41%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2020 and 2019 by the Fund, GAIT, the Master Funds or Cash Assets.

Cash and Cash Equivalents

The Fund classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents on the statement of financial condition. Cash deposited with a bank is subject to credit risk. In the event of the bank's insolvency, recovery of the Fund's cash would be limited to account insurance or other protection afforded by such deposit, which could be substantially less than the amount deposited. At December 31, 2020 and 2019, the Fund did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At December 31, 2020 and 2019, no accruals have been recorded by the Fund for indemnifications.

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

4. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. For the years ended December 31, 2020 and 2019, the Advisory Fees allocated to the Fund by each Class of GAIT totaled $422,787 and $435,127, respectively.

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the years ended December 31, 2020 and 2019, the Sponsor Fees allocated to the Fund by each Class of GAIT totaled $227,766 and $234,265, respectively.

Class 0	Class 2

0.50%	1.25%

See attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Financial Statements (continued)

4. Fees and Related Party Transactions (continued)

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of Members’ Capital redeemed from such class bears to the Members’ Capital of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to Graham Capital LLC. For the years ended December 31, 2020 and 2019, Incentive Allocation of $531,233 and $187, respectively were allocated to the Fund by GAIT.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

Administrator’s Fee

For the years ended December 31, 2020 and 2019, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the years ended December 31, 2020 and 2019 were $36,459 and $37,873, respectively.

5. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of the Fund’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Fund identifies its major tax jurisdictions as the U.S. for Federal tax purposes and Connecticut for state tax purposes. The Manager has evaluated the Fund’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for all open tax years. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations. During the years ended December 31, 2020 and 2019, no such interest and/or penalties were assessed to the Fund.

See attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Financial Statements (continued)

6. Risk Factors

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak could have a significant impact on the Fund’s performance. The extent of the impact will depend on future developments, including (i) the duration and spread of the outbreak, (ii) any restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. The Advisor is monitoring these developments and continually assessing the potential impact on the performance and operations of the Fund, including the terms of brokerage agreements, ISDAs, and other trading agreements with the Fund. The Advisor has enacted the appropriate portions of its business continuity plans and adapted its workflow accordingly.

7. Financial Highlights

The following is the per Unit operating performance calculation and total return for the years ended December 31, 2020 and 2019:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2018	$133.70	$96.01
Net income:
Net investment loss	(1.18)	(1.63)
Net gain on investments	19.52	13.97
Net income	18.34	12.34
Net asset value per Unit, December 31, 2019	152.04	108.35
Net income:
Net investment loss	(6.72)	(3.94)
Net gain on investments	27.74	19.82
Net income	21.02	15.88
Net asset value per Unit, December 31, 2020	$173.06	$124.23

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the years ended December 31, 2020 and 2019:

	Class 0		Class 2
	2020	2019	2020	2019

Total return before Incentive Allocation	16.34%	13.72%	15.66%	12.86%
Incentive Allocation	(2.52)	0.00	(1.01)	0.00
Total return after Incentive Allocation	13.82%	13.72%	14.65%	12.86%

Net investment loss before Incentive Allocation	(1.63)%	(0.83)%	(2.38)%	(1.59)%
Incentive Allocation	(2.52)	0.00	(1.01)	0.00
Net investment loss after Incentive Allocation	(4.15)%	(0.83)%	(3.39)%	(1.59)%

Total expenses before Incentive Allocation	2.65%	2.83%	3.40%	3.59%
Incentive Allocation	2.52	0.00	1.01	0.00
Total expenses after Incentive Allocation	5.17%	2.83%	4.41%	3.59%

See attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Financial Statements (continued)

7. Financial Highlights (continued)

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total Members’ Capital adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital for Class 0 and Class 2 Units of the Fund for the years ended December 31, 2020 and 2019.

8. Subsequent Events

The Fund had no subscriptions and redemptions of approximately $0.5 million from January 1, 2021 through March 30, 2021, the date through which subsequent events were evaluated by management and financial statements were available for issuance. These amounts have not been included in the financial statements.

See attached financial statements of Graham Alternative Investment Trading LLC.

Financial Statements Graham Alternative Investment Trading LLC Years Ended December 31, 2020 and 2019 with Report of Independent Registered Public Accounting Firm

GRAHAM ALTERNATIVE INVESTMENT TRADING LLC

40 Highland Avenue
Rowayton, CT 06853

The undersigned affirms, on behalf of Graham Alternative Investment Trading LLC, that to the best of his knowledge and belief, the information contained in the attached audited financial statements of Graham Alternative Investment Trading LLC for the years ended December 31, 2020 and 2019 is accurate and complete.

By:	Graham Capital Management, L.P., as Sole Manager

	By:	/s/ George Schrade
George Schrade
Chief Financial Officer
March 30, 2021

Graham Alternative Investment Trading LLC

Financial Statements

Years Ended December 31, 2020 and 2019

Report of Independent Registered Public Accounting Firm

To the Members and Manager of
Graham Alternative Investment Trading LLC

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Graham Alternative Investment Trading LLC (the “Fund”), including the condensed schedules of investments, as of December 31, 2020 and 2019, and the related statements of operations and incentive allocation, changes in members’ capital and cash flows for each of the two years in the period then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Graham Alternative Investment Trading LLC at December 31, 2020 and 2019, the results of its operations, changes in its members’ capital and its cash flows for each of the two years in the period then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States of America) ("PCAOB") and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Stamford, CT

March 30, 2021

A member firm of Ernst & Young Global Limited

Graham Alternative Investment Trading LLC

Statements of Financial Condition

	December 31,
	2020	2019
Assets
Investments in Master Funds, at fair value	$6,446,067	$7,251,243
Investment in Graham Cash Assets LLC, at fair value	54,304,841	48,977,607
Receivable from Master Funds	3	167
Total assets	$60,750,911	$56,229,017

Liabilities and members’ capital
Liabilities:
Redemptions payable	$757,071	$386,119
Accrued professional fees	128,331	195,023
Accrued advisory fees	75,035	69,712
Accrued sponsor fees	39,910	37,281
Accrued administrator’s fees	6,618	6,032
Payable to Master Funds	95	195
Total liabilities	1,007,060	694,362

Members’ capital:
Class 0 Units (203,816.771 and 213,162.414 units issued and outstanding at $173.06 and $152.04 per unit, respectively)	35,272,482	32,409,897
Class 2 Units (184,460.524 and 201,355.180 units issued and outstanding at $124.23 and $108.35 per unit, respectively)	22,915,191	21,816,766
Class M Units (4,671.470 units issued and outstanding at $333.12 and $279.99 per unit, respectively)	1,556,178	1,307,992
Total members’ capital	59,743,851	55,534,655
Total liabilities and members’ capital	$60,750,911	$56,229,017

See accompanying notes.

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	December 31, 2020		December 31, 2019
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$2,103,213	3.52%	$3,714,431	6.69%
Graham K4D Trading Ltd.	4,342,854	7.27%	3,536,812	6.37%
Total investments in Master Funds	$6,446,067	10.79%	$7,251,243	13.06%

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Operations and Incentive Allocation

	Years Ended December 31,
	2020	2019
Net gain allocated from investments in Master Funds:
Net realized gain on investments	$8,083,093	$9,119,953
Net increase (decrease) in unrealized appreciation on investments	1,936,154	(797,770)
Brokerage commissions and fees	(238,140)	(449,698)
Net gain allocated from investments in Master Funds	9,781,107	7,872,485

Net investment income allocated from investments in Master Funds	31,324	96,481

Investment income:
Interest income	555,205	1,052,923
Total investment income	555,205	1,052,923

Expenses:
Advisory fees	845,384	859,146
Sponsor fees	450,565	458,417
Professional fees and other	272,012	368,022
Administrator’s fees	74,748	76,344
Interest expense	13,739	12,598
Total expenses	1,656,448	1,774,527
Net investment loss of the Fund	(1,101,243)	(721,604)

Net income	8,711,188	7,247,362

Incentive allocation	(1,068,033)	(187)

Net income available for pro-rata allocation to all members	$7,643,155	$7,247,175

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Changes in Members’ Capital

Years Ended December 31, 2020 and 2019

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2018	263,114.613	$35,179,498	251,175.400	$24,114,225	4,671.470	$1,127,501	$60,421,224
Subscriptions	3,755.988	500,000	775.525	73,500	–	–	573,500
Redemptions	(53,708.187)	(7,610,164)	(50,595.745)	(5,097,080)	–	(187)	(12,707,431)
Incentive allocation	–	(187)	–	–	–	187	–
Net income	–	4,340,750	–	2,726,121	–	180,491	7,247,362
Members’ capital, December 31, 2019	213,162.414	32,409,897	201,355.180	21,816,766	4,671.470	1,307,992	55,534,655
Subscriptions	–	–	–	–	–	–	–
Redemptions	(9,345.643)	(1,466,655)	(16,894.656)	(1,967,304)	–	(1,068,033)	(4,501,992)
Incentive allocation	–	(844,052)	–	(223,981)	–	1,068,033	–
Net income	–	5,173,292	–	3,289,710	–	248,186	8,711,188
Members’ capital, December 31, 2020	203,816.771	$35,272,482	184,460.524	$22,915,191	4,671.470	$1,556,178	$59,743,851

See accompanying notes.

Graham Alternative Investment Trading LLC

 Statements of Cash Flows

	Years Ended December 31,
	2020	2019
Cash flows provided by operating activities
Net income	$8,711,188	$7,247,362
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) allocated from investments in Master Funds	(9,812,431)	(7,968,966)
Net (income) allocated from investment in Graham Cash Assets LLC	(555,205)	(1,052,923)
Proceeds from sale of investments in Master Funds	64,069,644	67,523,881
Proceeds from sale of investments in Graham Cash Assets LLC	43,854,840	58,936,560
Purchase of investments in Master Funds	(53,473,547)	(61,075,992)
Purchase of investments in Graham Cash Assets LLC	(48,605,295)	(51,360,180)
Changes in assets and liabilities:
(Decrease) increase in accrued professional fees	(66,692)	29,367
Increase (decrease) in accrued advisory fees	5,323	(6,639)
Increase (decrease) in accrued sponsor fees	2,629	(3,774)
Increase (decrease) in accrued administrator’s fees	586	(838)
Net cash provided by operating activities	4,131,040	12,267,858

Cash flows used in financing activities
Subscriptions	–	573,500
Redemptions	(4,131,040)	(12,841,358)
Net cash used in financing activities	(4,131,040)	(12,267,858)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of year	–	–
Cash and cash equivalents, end of year	$–	$–

Supplemental cash flow information
Interest paid	$13,739	$12,598

See accompanying notes.

Graham Alternative Investment Trading LLC

Notes to Financial Statements

December 31, 2020

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

Revenue Recognition

All positions in financial instruments are recorded on the trade date at fair value. Net unrealized appreciation or depreciation on open derivative financial instruments is included in the Master Funds’ statements of financial condition as the difference between the original purchase price and the current market value at year end. Any change in net unrealized appreciation or depreciation from the preceding period is reported in the Master Funds’ statements of operations. Interest income and expense are recorded on the accrual basis. Dividends, if any, are recorded on the ex-dividend date and are net of applicable withholding taxes. All other expenses are recorded on the accrual basis. Realized gains and losses are calculated based on the specific identification method.

Brokerage Commissions and Fees

Brokerage commissions and fees on the Master Funds’ financial statements represent all brokerage commissions and other fees incurred in connection with the Master Funds’ trading activity and are recorded on the accrual basis.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at December 31, 2020 and 2019. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices held. The Master Funds’ currency translation gains and losses are included in the statements of operations and incentive allocation within net realized gain (loss) and net decrease in unrealized appreciation on investments.

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

GAIT’s investments in the Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in the Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2020 or 2019 by GAIT, the Master Funds, or Cash Assets.

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

Unrealized appreciation and depreciation from derivative financial instruments are recorded based on changes in their fair value. Realized gains and losses are recorded when the positions are closed. All unrealized and realized gains and losses related to derivative financial instruments are included in net realized gain and net increase (decrease) in unrealized appreciation on investments in the Master Funds’ statements of operations.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the years ended December 31, 2020 and 2019 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $901,487 and $2,477,323 at December 31, 2020 and 2019, respectively. Graham Commodity Strategies LLC had no derivative instruments subject to credit risk related contingent features in a net liability position at December 31, 2020 and 2019.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats, and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX seats and the shares of the CME Group at fair value. As of December 31, 2020 and 2019, the two NYMEX seats were valued at $283,000 and $189,500, respectively, and the 30,000 shares of CME Group were valued at $5,461,500 and $6,021,600, respectively, all of which are included within Exchange Memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Chicago Mercantile Exchange Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Mercantile Exchange (“CME”). As a result of its membership, Graham Commodity Strategies LLC owns two CME seats and 2,232 shares of the CME Group. Graham Commodity Strategies LLC’s policy is to value the CME seats and the shares of the CME Group at fair value. As of December 31, 2020, the two CME seats and the 2,232 shares of CME Group were valued at $295,050 and $406,336, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. At December 31, 2019, Graham Commodity Strategies LLC was not a member of the CME Group.  The CME seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the Chicago Mercantile Exchange (“CME”).  As a result of its membership, Graham K4D Trading Ltd. owns one CME seat and 4,085 shares of the CME Group. Graham K4D Trading Ltd.’s policy is to value the CME seat and the shares of the CME Group at fair value. As of December 31, 2020 and 2019, the CME seat was valued at $51,000 and $62,500, respectively. As of December 31, 2020, the 4,085 shares of the CME Group were valued at $743,674. At December 31, 2019, Graham K4D Trading Ltd. held no shares of the CME Group.  The CME seats and shares are included in Exchange memberships on Graham K4D Trading Ltd.’s statement of financial condition.  The CME seat and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Chicago Board of Trade Membership

As of December 31, 2020, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns 3,265 shares of the CME Group as a result of its CBOT membership. Graham Commodity Strategies LLC’s policy is to value the CME shares at fair value. As of December 31, 2020, the 3,265 shares of the CME Group were valued at $594,393 and is included in Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. At December 31, 2019, Graham Commodity Strategies LLC was not a member of the CBOT. The CBOT membership and CME shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is also a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat (“collectively, “CBOT memberships”). Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of December 31, 2020 and 2019, the two B-1/Full memberships were valued at $373,000 and $333,000, respectively, and the B-2/Associate seat was valued at $32,250 and $37,750, all of which are included in Exchange memberships on Graham K4D Trading Ltd.’s statement of financial condition. Additionally, Graham K4D Trading Ltd. owns 970 shares of the CME Group as a result of its CBOT membership. The Graham K4D Trading Ltd.’s policy is to value the CME Group shares at fair value. As of December 31, 2020, the 970 shares of the CME Group were valued at $176,589. As of December 31, 2019, Graham K4D Trading Ltd. held no shares of the CME Group. The CBOT memberships, shares and CME seat of the CME Group are considered Level 1 assets as described in the Fair Value section of Note 2.

Commodity Exchange Membership

As of December 31, 2020, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Commodity Exchange (“COMEX”) and owns two COMEX seats. Graham Commodity Strategies LLC’s policy is to value the COMEX seats at fair value. As of December 31, 2020, the two COMEX seats were valued at $177,000 in total and is included in Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. At December 31, 2019, Graham Commodity Strategies LLC was not a member of the COMEX. The COMEX seats are considered Level 1 assets as described in the Fair Value section of Note 2.

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

Recent Accounting Pronouncement

In March 2020, the FASB issued Accounting Standards Update No. 2020-04 (“ASU 2020-04”) Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in ASU 2020-04 provide optional temporary financial reporting relief from the effect of certain types of contract modifications due to the planned discontinuation of the London Interbank Offered Rate (LIBOR) and other interbank-offered based reference rates at the end of 2021. ASU 2020-04 is effective for certain reference-related contract modifications that occur during the period from March 12, 2020 through December 31, 2022. The Manager is evaluating the effect of the standard on GAIT’s positions.

Cash and Cash Equivalents

GAIT classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents. Cash deposited with a bank is subject to credit risk. In the event of the bank's insolvency, recovery of GAIT’s cash would be limited to account insurance or other protection afforded by such deposit. At December 31, 2020 and 2019, GAIT did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At December 31, 2020 and 2019, no accruals have been recorded by GAIT for indemnifications.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds

As of December 31, 2020 and 2019, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its Members’ Capital are individually identified. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management fees or incentive allocation, and all offer monthly subscriptions and redemptions.

December 31, 2020
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income

Global Macro Funds
Graham Commodity Strategies LLC	3.52%	$2,103,213	$9,622,548

Systematic Macro Funds
Graham K4D Trading Ltd.	7.27%	4,342,854	189,883
	10.79%	$6,446,067	$9,812,431

December 31, 2019
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss)

Global Macro Funds
Graham Commodity Strategies LLC	6.69%	$3,714,431	$3,233,458

Systematic Macro Funds
Graham K4D Trading Ltd.	6.37%	3,536,812	4,735,508
	13.06%	$7,251,243	$7,968,966

The following table summarizes the financial position of each Master Fund as of December 31, 2020:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Fixed income securities, at fair value (cost $15,290,650)	$–	$15,299,973
Due from brokers	53,351,844	13,045,449
Derivative financial instruments, at fair value	19,688,505	19,267,599
Exchange memberships, at fair value	7,217,279	1,376,513
Dividends receivable	62,120	8,846
Interest receivable	1,123	379
Total assets	80,320,871	48,998,759

Liabilities:
Derivative financial instruments, at fair value	–	901,032
Interest payable	26,417	2,940
Total liabilities	26,417	903,972
Members’ Capital / Net Assets	$80,294,454	$48,094,787

Percentage of Master Fund held by GAIT	2.62%	9.03%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2020:

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital
Graham Commodity Strategies LLC
Exchange memberships (cost $3,649,411)
United States (cost $3,649,411)
Financial services (cost $3,649,411)		$7,217,279	8.99%
Total exchange memberships		$7,217,279	8.99%

Derivative financial instruments
Long contracts
Futures
Commodity		$3,605,184	4.49%
Foreign index		86,848	0.11%
Interest rate		(1,593,877)	(1.99)%
U.S. index		945,270	1.18%
Total futures		3,043,425	3.79%

Forwards
Euro dollar / U.S. dollar 01/04/2021 - 01/05/2021	EUR 996,045,395	(6,213,377)	(7.74)%
Other foreign currency		8,418,948	10.49%
Total forwards		2,205,571	2.75%

Options (cost $34,126,355)
Commodity futures		2,853,904	3.55%
Currency futures
Euro dollar / U.S. dollar January 2021 - February 2021, $1.13 $1.21 Put	2	201,977	0.25%
Euro dollar / U.S. dollar January 2021 - June 2021, $1.21 - $1.29 Call	22	7,930,615	9.88%
Other currency futures		15,258,361	19.01%
Foreign bond futures		(474,329)	(0.59)%
Interest rate futures		(353,350)	(0.44)%
U.S. bond futures
U.S. 10 yr. January 2021 - February 2021, $137.00 Put	2	613,781	0.76%
U.S. bond February 2021 - March 2021, $168.00 - $173.00 Put	3	4,750,609	5.92%
U.S. index futures		156,243	0.19%
Total options		30,937,811	38.53%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2020:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$(112,721)	(0.14)%
Foreign bond		(231,767)	(0.29)%
Foreign index		(190,008)	(0.24)%
Interest rate		(774,012)	(0.96)%
U.S. bond
U.S. long bond (CBT) March 2021	(359)	(7,469)	(0.01)%
U.S. Ultra bond (CBT) March 2021	(281)	(413,531)	(0.52)%
Total futures		(1,729,508)	(2.16)%

Forwards
Foreign currency		(4,255,973)	(5.30)%
Total forwards		(4,255,973)	(5.30)%

Options (proceeds $15,848,231)
Commodity futures		(1,158,990)	(1.44)%
Currency futures
Euro dollar / U.S. dollar January 2021 - February 2021, $1.13 - $1.21 Put	(2)	(424,428)	(0.53)%
Euro dollar / U.S. dollar January 2021 - February 2021, $1.23 - $1.27 Call	(9)	(3,657,297)	(4.55)%
Other currency futures		(1,619,819)	(2.02)%
Interest rate futures		88,338	0.11%
U.S. bond futures
U.S. 10 yr. January 2021 - February 2021, $137.00 Put	(1)	(81,844)	(0.10)%
U.S. bond February 2021 - March 2021, $168.00 - $173.00 Put	(2)	(3,658,781)	(4.56)%
Total options		(10,512,821)	(13.09)%
Total derivative financial instruments		$19,688,505	24.52%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2020:

Description	Principal Amount / Number of Contracts	Fair Value	Percentage of Net Assets
Graham K4D Trading Ltd.
Fixed income securities owned (cost $15,290,650)
Government bonds (cost $15,290,650)
United States (cost $15,290,650)
Treasury bills (cost $15,290,650)
U.S. Treasury bills 0.00% due 01/07/2021	$15,300,000	$15,299,973	31.81%
Total Treasury Bills		15,299,973	31.81%
Total fixed income securities owned		$15,299,973	31.81%

Exchange memberships (cost $1,924,208)
United States (cost $1,924,208)
Financial services (cost $1,924,208)		$1,376,513	2.86%
Total exchange memberships		$1,376,513	2.86%

Derivative financial instruments
Long contracts
Futures
Commodity
Copper March 2021	2	$(188)	(0.00)%
LME Copper March 2021	148	3,338,829	6.94%
Soybean March 2021	244	3,274,653	6.81%
Soybean Meal March 2021	128	486,331	1.01%
Soybean Oil March 2021	104	297,162	0.62%
Other commodity		5,029,748	10.46%
Currency		17,648	0.04%
Foreign bond		712,283	1.48%
Foreign index		3,707,132	7.71%
Interest rate		218,418	0.45%
U.S. bond		(176,241)	(0.37)%
U.S. index		2,684,392	5.58%
Total futures		19,590,167	40.73%

Forwards
Foreign currency		1,990,729	4.14%
Total forwards		1,990,729	4.14%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2020:

Description	Principal Amount / Number of Contracts	Fair Value	Percentage of Net Assets
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity
LME Copper March 2021	(28)	$(26,265)	(0.05)%
Other commodity		(567,408)	(1.18)%
Currency		72,159	0.15%
Foreign bond		236,444	0.49%
Foreign index		180,289	0.37%
Interest rate		(44,120)	(0.09)%
U.S. bond		(173,211)	(0.36)%
Total futures		(322,112)	(0.67)%

Forwards
Foreign currency		(2,892,217)	(6.01)%
Total forwards		(2,892,217)	(6.01)%
Total derivative financial instruments		$18,366,567	38.19%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of December 31, 2020:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$4,747,408	$12,876,497
Commodity futures options	2,853,904	–
Currency futures	–	98,453
Exchange memberships	7,217,279	1,376,513
Foreign bond futures	–	1,002,520
Foreign index futures	784,870	4,009,649
Interest rate futures	–	268,741
Interest rate futures options	88,338	–
U.S. bond futures	–	179,111
U.S. bond future options	5,364,390	–
U.S. index futures	1,654,860	2,684,392
U.S. index futures options	156,243	–
Total Level 1	22,867,292	22,495,876

Level 2:
Foreign currency forwards	16,048,079	2,161,662
Foreign currency options	23,390,952	–
Government bonds*	–	15,299,973
Total Level 2	39,439,031	17,461,635
Total investment related assets	$62,306,323	$39,957,511

Liabilities
Level 1:
Commodity futures	$(1,254,945)	$(1,043,635)
Commodity futures options	(1,158,990)	–
Currency futures	–	(8,646)
Foreign bond futures	(231,767)	(53,793)
Foreign bond futures options	(474,329)	–
Foreign index futures	(888,030)	(122,228)
Interest rate futures	(2,367,889)	(94,443)
Interest rate futures options	(353,350)	–
U.S. bond futures	(421,000)	(528,563)
U.S. bond future options	(3,740,625)	–
U.S. index futures	(709,590)	–
Total Level 1	(11,600,515)	(1,851,308)

Level 2:
Foreign currency forwards	(18,098,481)	(3,063,150)
Foreign currency options	(5,701,543)	–
Total Level 2	(23,800,024)	(3,063,150)
Total investment related liabilities	$(35,400,539)	$(4,914,458)

* See each Master Fund’s condensed schedule of investments for breakout of industry and geographic region.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its average quarterly notional amounts and number of contracts for the year ended December 31, 2020. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at December 31, 2020 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative assets	Derivative liabilities
Commodity price
Futures	$291,947,987	3,666	$(22,208,833)	(848)	$4,747,408	$(1,254,945)
Options (a)	166,938,932	9,926	(71,048,077)	(9,418)	2,853,904	(1,158,990)
	458,886,919	13,592	(93,256,910)	(10,266)	7,601,312	(2,413,935)
Equity price
Futures	228,334,088	2,646	(183,175,537)	(2,528)	2,439,730	(1,597,620)
Options (a)	56,160,681	4,956	(41,895,632)	(3,627)	156,243	–
	284,494,769	7,602	(225,071,169)	(6,155)	2,595,973	(1,597,620)
Foreign currency exchange rate
Forwards	1,740,877,419	N/A	(1,442,685,488)	N/A	16,048,079	(18,098,481)
Options (a)	1,057,757,240	68	(821,185,710)	(55)	23,390,952	(5,701,543)
	2,798,634,659	68	(2,263,871,198)	(55)	39,439,031	(23,800,024)
Interest rate
Futures	4,702,409,114	16,250	(1,399,855,375)	(5,972)	–	(3,020,656)
Options (a)	1,626,301,542	125,103	(2,314,949,508)	(28,892)	5,452,728	(4,568,304)
	6,328,710,656	141,353	(3,714,804,883)	(34,864)	5,452,728	(7,588,960)
Total	$9,870,727,003	162,615	$(6,297,004,160)	(51,340)	$55,089,044	$(35,400,539)

(a)	Notional amounts for options are based on the delta-adjusted positions.

 Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its average quarterly notional amounts and number of contracts for the year ended December 31, 2020. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at December 31, 2020 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative assets	Derivative liabilities
Commodity price
Futures	$82,444,396	1,103	$(63,476,837)	(1,616)	$12,876,497	$(1,043,635)
	82,444,396	1,103	(63,476,837)	(1,616)	12,876,497	(1,043,635)

Equity price
Futures	153,648,082	1,257	(17,798,393)	(212)	6,694,041	(122,228)
	153,648,082	1,257	(17,798,393)	(212)	6,694,041	(122,228)

Foreign currency exchange rate
Forwards	227,502,442	N/A	(185,401,425)	N/A	2,161,662	(3,063,150)
Futures	2,482,513	25	(4,648,985)	(52)	98,453	(8,646)
	229,984,955	25	(190,050,410)	(52)	2,260,115	(3,071,796)

Interest rate
Futures	975,188,403	5,167	(169,048,132)	(830)	1,450,372	(676,799)
	975,188,403	5,167	(169,048,132)	(830)	1,450,372	(676,799)
Total	$1,441,265,836	7,552	$(440,373,772)	(2,710)	$23,281,025	$(4,914,458)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at December 31, 2020 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and derivative liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$55,089,044	$(35,400,539)	$19,688,505	$–	$19,688,505
Derivative liabilities	(35,400,539)	35,400,539	–	–	–

Graham K4D Trading Ltd.[2]
Derivative assets	$23,281,025	$(4,013,426)	$19,267,599	$–	$19,267,599
Derivative liabilities	(4,914,458)	4,013,426	(901,032)	901,032	–

1 Net derivative asset amounts presented in the statement of financial condition are held with three counterparties. At December 31, 2020, additional collateral pledged in the amount of $53,268,604 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

2 Net derivative liability amounts presented in the statement of financial condition are held with two counterparties. The Fund has pledged collateral to both of those counterparties as of December 31, 2020. At December 31, 2020, additional collateral pledged in the amount of $12,144,417 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the year ended December 31, 2020:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$409,657	$297,431

Net realized gain (loss) on investments	390,354,013	(24,542,463)
Net increase in unrealized appreciation on investments	10,676,784	23,594,100
Brokerage commissions and fees	(8,628,900)	(244,922)
Net gain (loss) on investments	392,401,897	(1,193,285)
Net income (loss)	$392,811,554	$(895,854)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the year ended December 31, 2020:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$95,869,598	$7,197,196
Options	(3,727,590)	–
	92,142,008	7,197,196
Equity price
Equities	(496,272)	70,155
Futures	119,257,892	(31,959,204)
Options	(21,668,683)	–
	97,092,937	(31,889,049)
Foreign currency exchange rate
Forwards	130,625,537	(11,477,334)
Futures	(13,804)	(145,837)
Options	(4,828,439)	–
	125,783,294	(11,623,171)
Interest rate
Fixed income securities	–	21,856
Futures	78,735,908	35,344,805
Options	7,533,687	–
Swaps	(257,037)	–
	86,012,558	35,366,661
Total	$401,030,797	$(948,363)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of December 31, 2019:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Fixed income securities, at fair value (cost $34,872,355)	$-	$35,296,686
Due from brokers	129,280,189	18,550,998
Derivative financial instruments, at fair value	18,431,371	-
Exchange memberships, at fair value	6,211,100	433,250
Interest receivable	65,045	223,901
Dividends receivable	52,500	-
Total assets	154,040,205	54,504,835

Liabilities:
Derivative financial instruments, at fair value	-	5,607,980
Interest payable	11,220	6,615
Total liabilities	11,220	5,614,595
Members’ Capital / Net Assets	$154,028,985	$48,890,240

Percentage of Master Fund held by GAIT	2.41%	7.23%

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

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative assets	Derivative liabilities
Commodity price
Futures	$161,257,969	1,889	$(195,309,082)	(4,220)	$4,548,612	$(4,469,282)
	161,257,969	1,889	(195,309,082)	(4,220)	4,548,612	(4,469,282)

Equity price
Futures	519,198,139	5,371	(29,874,004)	(284)	1,535,285	(1,257,211)
	519,198,139	5,371	(29,874,004)	(284)	1,535,285	(1,257,211)

Foreign currency exchange rate
Forwards	220,150,774	N/A	(639,550,041)	N/A	1,609,343	(4,086,667)
Futures	16,316,430	172	(11,935,977)	(116)	73,472	(89,036
	236,467,204	172	(651,486,018)	(116)	1,682,815	(4,175,703)

Interest rate
Futures	2,146,985,600	11,917	(271,028,601)	(1,663)	2,020,056	(5,492,552)
	2,146,985,600	11,917	(271,028,601)	(1,663)	2,020,056	(5,492,552)
Total	$3,063,908,912	19,349	$(1,147,697,705)	(6,283)	$9,786,768	$(15,394,748)

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

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$84,033,587	$(65,602,216)	$18,431,371	$-	$18,431,371
Derivative liabilities	(65,602,216)	65,602,216	-	-	-

Graham K4D Trading Ltd.[2]
Derivative assets	$9,786,768	$(9,786,768)	$-	$-	$-
Derivative liabilities	(15,394,748)	9,786,768	(5,607,980)	5,607,980	-

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the year ended December 31, 2019:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$1,695,009	$852,215

Net realized gain on investments	161,844,525	74,248,611
Net (decrease) increase in unrealized appreciation on investments	(16,079,092)	1,849,119
Brokerage commissions and fees	(16,705,934)	(444,510)
Net gain (loss) on investments	129,059,499	75,653,220
Net income (loss)	$130,754,508	$76,505,435

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain and net (decrease) increase  in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the year ended December 31, 2019:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$40,005,521	$(38,310,326)
Options	2,619,881	-
	42,625,402	(38,310,326)
Equity price
Equities	347,500	(323,250)
Futures	47,352,770	61,272,160
Options	16,629,520	-
	64,329,790	60,948,910
Foreign currency exchange rate
Forwards	33,291,191	(2,158,269)
Futures	(125,234)	520,264
Options	(59,222,699)	-
	(26,056,742)	(1,638,005)
Interest rate
Fixed income securities	-	420,024
Futures	73,690,299	54,677,127
Options	(8,823,316)	-
	64,866,983	55,097,151
Total	$145,765,433	$76,097,730

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which generally range in maturity from one to thirty months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT’s investment in Cash Assets at December 31, 2020 and 2019 is $54,304,841 and $48,977,607, respectively, which represents a percentage of GAIT’s Members’ Capital of 90.90% and 88.19%, respectively.

GAIT records its proportionate share of Cash Assets’ realized gains and losses and investment income and expenses on a monthly basis. For the years ended December 31, 2020 and 2019, the total amount recognized by GAIT with respect to its investment in Cash Assets was $555,205 and $1,052,923, respectively. These amounts are included in interest income in the statements of operations and incentive allocation. At December 31, 2020 and 2019, GAIT owned approximately 0.97% and 0.83%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$597,659,902	$552,689,299
Investments in fixed income securities (amortized cost $4,972,093,470 and $5,318,988,355, respectively)	4,972,093,470	5,318,988,355
Interest receivable	14,546,327	17,960,353
Total assets	5,584,299,699	5,889,638,007

Liabilities:
Accrued bank fee expense	-	17,000
Total liabilities	-	17,000
Members’ capital	$5,584,299,699	$5,889,621,007

The following table summarizes the results of operations of Cash Assets for the years ended December 31, 2020 and 2019:

	2020	2019
Realized gain on investments
Net realized gain on investments	$2,283,203	-
Net gain on investments	2,283,203	-

Investment income
Interest income	59,981,929	101,745,765
Total investment income	59,981,929	101,745,765

Expenses:
Bank fee expense	218,174	255,102
Total expenses	218,174	255,102
Net investment income	59,763,755	101,490,663
Net income	$62,046,958	$101,490,663

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2020:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $4,972,093,470)
United States
Government Bonds (amortized cost $3,372,351,436)
U.S. Treasury bonds 1.38% due 5/31/2021	$300,000,000	$301,566,528	5.40%
U.S. Treasury bonds 1.63% due 6/30/2021	300,000,000	302,271,599	5.41%
U.S. Treasury bonds 2.63% due 5/15/2021	300,000,000	302,807,030	5.42%
U.S. Treasury bonds 2.63% due 6/15/2021	300,000,000	303,467,081	5.43%
U.S. Treasury bonds 1.13% – 2.63% due 01/15/2021 – 10/31/2021	2,150,000,000	2,162,239,198	38.73%
Total Government Bonds		3,372,351,436	60.39%

Treasury Bills (amortized cost $1,599,742,034)
U.S Treasury bills 0.00% due 01/07/2021 – 04/22/2021	1,600,000,000	1,599,742,034	28.65%
Total Treasury Bills		1,599,742,034	28.65%
Total United States		4,972,093,470	89.04%
Total Investments in Fixed Income Securities		$4,972,093,470	89.04%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2019:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $5,318,988,355)
United States
Government Bonds (amortized cost $5,069,101,450)
U.S. Treasury bonds 1.13% – 2.75% due 01/15/2020 – 03/31/2021	$5,075,000,000	$5,069,101,450	86.07%
Total Government Bonds		5,069,101,450	86.07%

Treasury Bills (amortized cost $249,886,905)
U.S. Treasury bills 0.00% 01/07/2020 – 01/14/2020	250,000,000	249,886,905	4.24%
Total Treasury Bills		249,886,905	4.24%
Total United States		5,318,988,355	90.31%
Total Investments in Fixed Income Securities		$5,318,988,355	90.31%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of December 31, 2020 and 2019:

	2020	2019
Assets
Level 2:
Fixed income securities
Government bonds	$3,372,351,436	$5,069,101,450
Treasury bills	1,599,742,034	249,886,905
Total fixed income securities	4,972,093,470	5,318,988,355
Total Level 2	4,972,093,470	5,318,988,355
Total assets	$4,972,093,470	$5,318,988,355

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

6. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. The Advisory Fees paid to the Manager for the years ended December 31, 2020 and 2019 were $845,384 and $859,146, respectively.

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified for the periods in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager for the years ended December 31, 2020 and 2019 were $450,565 and $458,417, respectively.

Class 0	Class 2

0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. Incentive Allocation for the years ended December 31, 2020 and 2019 were $1,068,033 and $187, respectively.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

Administrator’s Fee

For the years ended December 31, 2020 and 2019, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $74,748 and $76,344, respectively.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. GAIT identifies its major tax jurisdictions as the U.S. for Federal tax purposes and Connecticut for state tax purposes. The Manager has evaluated GAIT’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for all open tax years. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations and incentive allocation. During the years ended December 31, 2020 and 2019, no such interest and/or penalties were assessed to GAIT.

8. Risk Factors

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak could have a significant impact on the GAIT’s performance. The extent of the impact will depend on future developments, including (i) the duration and spread of the outbreak, (ii) any restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. The Manager is monitoring these developments and continually assessing the potential impact on the performance and operations of the GAIT, including the terms of brokerage agreements, ISDAs, and other trading agreements with the GAIT. The Manager has enacted the appropriate portions of its business continuity plans and adapted its workflow accordingly.

9. Financial Highlights

The following is the per Unit operating performance calculation for the years ended December 31, 2020 and 2019:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2018	$133.70	$96.01
Net income:
Net investment loss	(1.19)	(1.63)
Net gain on investments	19.53	13.97
Net income	18.34	12.34
Net asset value per Unit, December 31, 2019	152.04	108.35
Net income:
Net investment loss	(6.71)	(3.92)
Net gain on investments	27.73	19.80
Net income	21.02	15.88
Net asset value per Unit, December 31, 2020	$173.06	$124.23

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

9. Financial Highlights (continued)

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the years ended December 31, 2020 and 2019:

	Class 0		Class 2
	2020	2019	2020	2019

Total return before Incentive Allocation	16.34%	13.72%	15.65%	12.86%
Incentive Allocation	(2.52)	0.00	(1.00)	0.00
Total return after Incentive Allocation	13.82%	13.72%	14.65%	12.86%

Net investment loss before Incentive Allocation	(1.62)%	(0.83)%	(2.37)%	(1.59)%
Incentive Allocation	(2.52)	0.00	(1.00)	0.00
Net investment loss after Incentive Allocation	(4.14)%	(0.83)%	(3.37)%	(1.59)%

Total expenses before Incentive Allocation	2.65%	2.84%	3.40%	3.60%
Incentive Allocation	2.52	0.00	1.00	0.00
Total expenses after Incentive Allocation	5.17%	2.84%	4.40%	3.60%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total Members’ Capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from the Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital of GAIT, excluding that of the Managing Member, for the years ended December 31, 2020 and 2019.

10. Subsequent Events

GAIT had no subscriptions and redemptions of approximately $0.5 million from January 1, 2021 through March 30, 2021, the date through which subsequent events were evaluated by management and financial statements were available for issuance. These amounts have not been included in the financial statements.

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

Based on their evaluation as of December 31, 2020, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Manager’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Controls

In connection with the evaluation of the Fund’s internal control during the Fund’s last fiscal year, the Manager, along with the Manager’s principal executive officer and principal financial officer, has determined that in the most recent fiscal quarter there were no changes to the Fund’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Management assessed the effectiveness of the Manager’s internal control over financial reporting for the Fund as of December 31, 2020. Management based its assessment on criteria established in Internal Control – Integrated Framework issues by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. As a result of this assessment and based on the criteria in the COSO framework, management, including the principal financial and principal executive officers, has concluded that, as of December 31, 2020, the Manager’s internal control over financial reporting for the Fund was effective.

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

GAIF I itself has no officers, directors or employees.  GAIF I’s affairs are managed by the Manager.  The general partner of the Manager is KGT, Inc.  Kenneth G. Tropin is the sole director of KGT, Inc.  Messrs. Brian Douglas, James Medeiros, Pablo Calderini, and George Schrade serve as Chief Operating Officer, Chief Executive Officer, President and Chief Investment Officer and Chief Financial Officer, respectively, of the Manager. None of these individuals currently serves as a director of a public company.  Messrs. Kenneth G. Tropin, Brian Douglas, James Medeiros, Pablo Calderini, and George Schrade each have filed initial reports on Form 3.

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

As described under “Item 1. Business,” the Fund pays the Manager the Sponsor Fee. For the year ended December 31, 2020, the Fund paid the Manager Sponsor Fees of $227,766.

As compensation for its services as investment manager to the Fund, the Manager is paid the Advisory Fees described under “Item 1. Business,” and may receive Incentive Allocations also as described under “Item 1. Business.” For the year ended December 31, 2020, the Fund paid the Manager Advisory Fees of $422,787 and the Manager received an Incentive Allocation of $531,233.

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

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for each of the years ended December 31, 2020 and December 31, 2019 for the audit of the Fund’s annual financial statements, review of financial statements included in the Fund’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

FEE CATEGORY	2020		2019
Audit Fees	$54,177	*	$86,550
Audit-Related Fees	–		–
Tax Fees	32,800	*	34,075
All Other Fees	–		–
TOTAL FEES	$86,977	*	$120,625

*	Amount expected to be billed for 2020 services.

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

Statements of Financial Condition at December 31, 2020 and 2019
Statements of Operations for the years ended December 31, 2020 and 2019
Statements of Changes in Members’ Capital for the years ended December 31, 2020 and 2019
Statements of Cash Flows for the years ended December 31, 2020 and 2019
Notes to Financial Statements

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

Dated: March 30, 2021	GRAHAM ALTERNATIVE INVESTMENT FUND I LLC BLENDED STRATEGIES PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

		By:	/s/ Brian Douglas
Brian Douglas, Principal Executive Officer

By:	/s/ George Schrade
George Schrade, Principal Financial Officer