Form 10-Q
period 2021-03-31
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2021-05-17
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes ☐  No ☒

As of May 1, 2021, 191,193.505 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC

BLENDED STRATEGIES PORTFOLIO
FORM 10-Q

PART II - Other Information	59

Exhibits	60

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification

Index
PART I

Item 1. Financial Statements

Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Statements of Financial Condition

	March 31, 2021 (Unaudited)	December 31, 2020 (Audited)
Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$30,006,236	$29,194,816
Redemptions receivable from Graham Alternative Investment Trading LLC	88,725	233,089
Total assets	$30,094,961	$29,427,905

Liabilities and members’ capital
Liabilities:
Redemptions payable	$88,725	$233,089
Total liabilities	88,725	233,089

Members’ capital:
Class 0 Units (98,617.932 and 100,881.333 units issued and outstanding at $181.44 and $173.06, respectively)	17,893,287	17,458,496
Class 2 Units (93,140.816 and 94,473.834 units issued and outstanding at $130.05 and $124.23, respectively)	12,112,949	11,736,320
Total members’ capital	30,006,236	29,194,816
Total liabilities and members’ capital	$30,094,961	$29,427,905

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Operations

	Three Months Ended March 31,
	2021	2020
Net gain allocated from investment in Graham Alternative Investment Trading LLC:
Net realized gain on investment	$2,483,792	$576,045
Net (decrease) increase in unrealized appreciation on investment	(552,722)	909,803
Brokerage commissions and fees	(18,330)	(49,215)
Net gain allocated from investment in Graham Alternative Investment Trading LLC	1,912,740	1,436,633

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	10,862	104,755

Expenses:
Incentive allocation	345,626	67,842
Advisory fees	109,921	99,742
Sponsor fees	58,823	53,811
Professional fees	17,789	26,699
Administrator’s fees	9,312	8,445
Interest expense	1,694	1,618
Total expenses	543,165	258,157
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(532,303)	(153,402)
Net income	$1,380,437	$1,283,231

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Changes in Members’ Capital

For the Three Months Ended March 31, 2021 and 2020

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2019	103,946.549	$15,804,368	102,244.827	$11,078,195	$26,882,563
Subscriptions	–	–	–	–	–
Redemptions	(2,339.429)	(355,086)	(1,542.303)	(163,815)	(518,901)
Net income	–	738,375	–	544,856	1,283,231
Members’ capital, March 31, 2020	101,607.120	$16,187,657	100,702.524	$11,459,236	$27,646,893

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2020	100,881.333	$17,458,496	94,473.834	$11,736,320	$29,194,816
Subscriptions	–	–	–	–	–
Redemptions	(2,263.401)	(397,412)	(1,333.018)	(171,605)	(569,017)
Net income	–	832,203	–	548,234	1,380,437
Members’ capital, March 31, 2021	98,617.932	$17,893,287	93,140.816	$12,112,949	$30,006,236

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Cash Flows

	Three Months Ended March 31,
	2021	2020
Cash flows provided by operating activities
Net income	$1,380,437	$1,283,231
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) allocated from investment in Graham Alternative Investment Trading LLC	(1,380,437)	(1,283,231)
Proceeds from sale of investment in Graham Alternative Investment Trading LLC	713,381	573,655
Net cash provided by operating activities	713,381	573,655

Cash flows used in financing activities
Subscriptions	–	–
Redemptions	(713,381)	(573,655)
Net cash used in financing activities	(713,381)	(573,655)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements

March 31, 2021

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

As a Series Limited Liability Company each series is legally segregated, and the assets associated with each series are held separately and accounted for in separate and distinct records from the assets of any other series of GAIF I. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular series are enforceable against the assets of such series only, and not against the assets of GAIF I generally or any other series thereof. Further, none of the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to GAIF I are enforceable against the assets of any other series.  As of March 31, 2021 and March 31, 2020, only the Blended Strategies Portfolio was open and available to investors.

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

Investment in Graham Alternative Investment Trading LLC

The Fund records its investment in GAIT at fair value based upon the Fund’s proportionate share of GAIT’s reported net asset value in accordance with U.S. GAAP. In determining its net asset value, GAIT records its investments in the Master Funds and Cash Assets at fair value based upon GAIT’s proportionate share of the Master Funds’ and Cash Assets reported net asset value. The Fund records its proportionate share of GAIT’s investment income and loss, expenses, fees, and realized and unrealized gains and losses on a monthly basis and includes them in the statements of operations. Purchases and sales of units in GAIT are recorded on a trade date basis. The accounting policies of GAIT are described in its attached financial statements.

GAIT charges its investors, including the Fund, an advisory fee, sponsor fee, and incentive allocation, all of which are described in detail in Note 4. The Fund does not charge any additional fees; however, each investor in the Fund indirectly bears a portion of the advisory fee, sponsor fee, and incentive allocation charged by GAIT.

At March 31, 2021 and December 31, 2020, the Fund owned 48.66% and 48.87%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2021 or the year ended December 31, 2020 by the Fund, GAIT, the Master Funds or Cash Assets.

Cash and Cash Equivalents

The Fund classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents on the statements of financial condition. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of the Fund’s cash would be limited to account insurance or other protection afforded by such deposit, which could be substantially less than the amount deposited. At March 31, 2021 and December 31, 2020, the Fund did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At March 31, 2021 and December 31, 2020, no accruals have been recorded by the Fund for indemnifications.

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

4. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. For the three months ended March 31, 2021 and 2020, the Advisory Fees allocated to the Fund by each Class of GAIT totaled $109,921 and $99,742, respectively.

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the three months ended March 31, 2021 and 2020, the Sponsor Fees allocated to the Fund by each Class of GAIT totaled $58,823 and $53,811, respectively.

Class 0	Class 2
0.50%	1.25%

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

4. Fees and Related Party Transactions (continued)

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of Members’ Capital redeemed from such class bears to the Members’ Capital of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to Graham Capital LLC. For the three months ended March 31, 2021 and 2020, Incentive Allocation of $345,626 and $67,842, respectively were allocated to the Fund by GAIT.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

Administrator’s Fee

For the three months ended March 31, 2021 and 2020, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the three months ended March 31, 2021 and 2020 were $9,312 and $8,445, respectively.

5. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of the Fund’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Fund identifies its major tax jurisdictions as the U.S. for Federal tax purposes and Connecticut for state tax purposes. The Manager has evaluated the Fund’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for all open tax years. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations. No such interest and/or penalties were assessed to the Fund for the three months ended March 31, 2021 and 2020.

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

7. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended March 31, 2021 and 2020:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2019	$152.04	$108.35
Net income:
Net investment loss	(1.03)	(0.47)
Net gain on investments	8.31	5.91
Net income	7.28	5.44
Net asset value per Unit, March 31, 2020	$159.32	$113.79

Net asset value per Unit, December 31, 2020	$173.06	$124.23
Net income:
Net investment loss	(3.08)	(2.40)
Net gain on investments	11.46	8.22
Net income	8.38	5.82
Net asset value per Unit, March 31, 2021	$181.44	$130.05

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

7. Financial Highlights (continued)

The following represents ratios to average Members’ Capital and total return for the three months ended March 31, 2021 and 2020:

	Class 0		Class 2
	2021	2020	2021	2020

Total return before Incentive Allocation	6.07%	5.21%	5.87%	5.02%
Incentive Allocation	(1.23)	(0.43)	(1.18)	0.00
Total return after Incentive Allocation	4.84%	4.78%	4.69%	5.02%

Net investment loss before Incentive Allocation	(0.56)%	(0.25)%	(0.75)%	(0.43)%
Incentive Allocation	(1.19)	(0.43)	(1.16)	0.00
Net investment loss after Incentive Allocation	(1.75)%	(0.68)%	(1.91)%	(0.43)%

Total expenses before Incentive Allocation	0.60%	0.64%	0.79%	0.83%
Incentive Allocation	1.19	0.43	1.16	0.00
Total expenses after Incentive Allocation	1.79%	1.07%	1.95%	0.83%

Total return is calculated for Class 0 and Class 2 Units taken as a whole and is not annualized. Total return is calculated as the change in total Members’ Capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital for Class 0 and Class 2 Units of the Fund for the three months ended March 31, 2021 and 2020 and are not annualized.

8. Subsequent Events

The Fund had no subscriptions and redemptions of approximately $0.1 million from April 1, 2021 through May 17, 2021, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	March 31, 2021 (Unaudited)	December 31, 2020 (Audited)
Assets
Investments in Master Funds, at fair value	$5,834,232	$6,446,067
Investment in Graham Cash Assets LLC, at fair value	57,253,709	54,304,841
Receivable from Master Funds	33	3
Total assets	$63,087,974	$60,750,911

Liabilities and members’ capital
Liabilities:
Redemptions payable	$1,162,556	$757,071
Accrued professional fees	136,249	128,331
Accrued advisory fees	78,074	75,035
Accrued sponsor fees	41,458	39,910
Accrued administrator’s fee	6,726	6,618
Payable to Master Funds	–	95
Total liabilities	1,425,063	1,007,060

Members’ capital:
Class 0 Units (200,773.252 and 203,816.771 units issued and outstanding at $181.44 and $173.06 per unit, respectively)	36,428,408	35,272,482
Class 2 Units (181,281.877 and 184,460.524 units issued and outstanding at $130.05 and $124.23 per unit, respectively)	23,575,660	22,915,191
Class M Units (4,671.470 units issued and outstanding at $355.10 and $333.12 per unit, respectively)	1,658,843	1,556,178
Total members’ capital	61,662,911	59,743,851
Total liabilities and members’ capital	$63,087,974	$60,750,911

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	March 31, 2021 (Unaudited)		December 31, 2020 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$2,822,995	4.58%	$2,103,213	3.52%
Graham K4D Trading Ltd.	3,011,237	4.88%	4,342,854	7.27%
Total investments in Master Funds	$5,834,232	9.46%	$6,446,067	10.79%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended March 31,
	2021	2020
Net gain allocated from investments in Master Funds:
Net realized gain on investments	$5,095,467	$1,191,386
Net (decrease) increase in unrealized appreciation on investments	(1,122,610)	1,879,868
Brokerage commissions and fees	(37,646)	(101,748)
Net gain allocated from investments in Master Funds	3,935,211	2,969,506

Net investment (loss) income allocated from investments in Master Funds	(237)	17,733

Investment income:
Interest income	22,358	198,834
Total investment income	22,358	198,834

Expenses:
Advisory fees	219,830	201,293
Sponsor fees	116,640	107,597
Professional fees	36,351	55,179
Administrator’s fee	19,124	17,460
Interest expense	3,479	3,344
Total expenses	395,424	384,873
Net investment loss of the Fund	(373,066)	(186,039)

Net income	3,561,908	2,801,200

Incentive allocation	(692,262)	(139,069)

Net income available for pro-rata allocation to all members	$2,869,646	$2,662,131

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the Three Months Ended March 31, 2021 and 2020

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2019	213,162.414	$32,409,897	201,355.180	$21,816,766	4,671.470	$1,307,992	$55,534,655
Subscriptions	–	–	–	–	–	–	–
Redemptions	(5,366.145)	(816,202)	(6,097.039)	(673,152)	–	(139,069)	(1,628,423)
Incentive allocation	–	(139,069)	–	–	–	139,069	–
Net income	–	1,650,675	–	1,075,378	–	75,147	2,801,200
Members’ capital, March 31, 2020	207,796.269	$33,105,301	195,258.141	$22,218,992	4,671.470	$1,383,139	$56,707,432

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2020	203,816.771	$35,272,482	184,460.524	$22,915,191	4,671.470	$1,556,178	$59,743,851
Subscriptions	–	–	–	–	–	–	–
Redemptions	(3,043.519)	(538,957)	(3,178.647)	(411,629)	–	(692,262)	(1,642,848)
Incentive allocation	–	(424,238)	–	(268,024)	–	692,262	–
Net income	–	2,119,121	–	1,340,122	–	102,665	3,561,908
Members’ capital, March 31, 2021	200,773.252	$36,428,408	181,281.877	$23,575,660	4,671.470	$1,658,843	$61,662,911

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

 Unaudited Statements of Cash Flows

	Three Months Ended March 31,
	2021	2020
Cash flows provided by operating activities
Net income	$3,561,908	$2,801,200
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) allocated from investments in Master Funds	(3,934,974)	(2,987,239)
Net (income) allocated from investment in Graham Cash Assets LLC	(22,358)	(198,834)
Proceeds from sale of investments in Master Funds	20,606,296	19,043,220
Proceeds from sale of investment in Graham Cash Assets LLC	11,764,515	9,733,960
Purchases of investments in Master Funds	(16,059,612)	(13,714,245)
Purchases of investment in Graham Cash Assets LLC	(14,691,025)	(13,359,889)
Changes in assets and liabilities:
Increase (decrease) in accrued professional fees	7,918	(80,998)
Increase in accrued advisory fees	3,039	1,700
Increase in accrued sponsor fees	1,548	908
Increase in accrued administrator’s fee	108	166
Net cash provided by operating activities	1,237,363	1,239,949

Cash flows used in financing activities
Subscriptions	–	–
Redemptions	(1,237,363)	(1,239,896)
Net cash used in financing activities	(1,237,363)	(1,239,896)

Net change in cash and cash equivalents	–	53

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$53

Supplemental cash flow information
Interest paid	$3,479	$3,344

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

March 31, 2021

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at March 31, 2021 and December 31, 2020. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices held. The Master Funds’ currency translation gains and losses are included in the statements of operations and incentive allocation within net realized gain and net (decrease) increase in unrealized appreciation on investments.

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

GAIT’s investments in the Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in the Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2021 or the year ended December 31, 2020 by GAIT, the Master Funds, or Cash Assets.

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Derivative Instruments (continued)

Swap Contracts

The Master Funds may enter into various swap contracts in an attempt to take advantage of changes in interest rates and asset values. Exchange-traded interest rate swap contracts are executed on an exchange which requires margin deposits with a Central Clearing Counterparty (“CCP”). Subsequent payments are made or received by the Master Funds each day, depending on the daily fluctuations in the value of the contract. These changes in valuation are recorded for financial statement purposes as unrealized appreciation or depreciation by the Master Funds. Relative to over-the-counter interest rate swap contracts, exchange-traded interest rate swap contracts provide reduced counterparty risk since they are exchange-traded and the exchange’s clearinghouse guarantees against default. The Commodity Exchange Act requires a CCP to segregate all funds received from such CCP’s customers in respect of exchange-traded interest rate swaps. If the CCP were not to do so to the full extent required by law, the assets of the Master Funds might not be fully protected in the event of the bankruptcy or insolvency of the CCP. In that case, the Master Funds would be limited to recovering only a pro-rata share of all available funds segregated on behalf of the CCP’s combined customer accounts, even though certain property specifically traceable to the Master Funds is held by the CCP. In addition, in the event of bankruptcy or insolvency of an exchange or an affiliated clearing house, the Master Funds could experience a loss of funds deposited through its CCP as margin with such exchange or affiliated clearing house, the loss of unrealized profits on its open positions, and the loss of funds owed to it as realized profits on closed positions. All funds deposited with both U.S. and non-U.S. CCPs are included in due from brokers on the Master Funds’ statements of financial condition. Over the counter swap contracts are not guaranteed by an exchange or an affiliated clearing house or regulated by any U.S. or foreign government authorities. Failure of a counterparty to meet its obligation under the terms of the swap contract could result in the loss of any unrealized appreciation on open positions. It may not be possible to dispose of or close out a swap position without the consent of the counterparty, and the Master Funds may not be able to enter into an offsetting contract in order to cover its risk.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the three months ended March 31, 2021 and the year ended December 31, 2020 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $0 and $901,487 at March 31, 2021 and December 31, 2020, respectively. Graham Commodity Strategies LLC had no derivative instruments subject to credit risk related contingent features in a net liability position at March 31, 2021 and December 31, 2020.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX seats and the shares of the CME Group at fair value. As of March 31, 2021 and December 31, 2020, the two NYMEX seats were valued at $350,000 and $283,000, respectively,  and the 30,000 shares of CME Group were valued at $6,126,900 and $5,461,500, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Chicago Mercantile Exchange Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Mercantile Exchange (“CME”). As a result of its membership, Graham Commodity Strategies LLC owns two CME seats and 2,232 shares of the CME Group. Graham Commodity Strategies LLC’s policy is to value the CME seats and the shares of the CME Group at fair value. As of March 31, 2021 and December 31, 2020, the two CME seats were valued at $355,500 and $295,050, respectively.  As of March 31, 2021 and December 31, 2020, the 2,232 shares of CME Group were valued at $455,841 and $406,336, respectively.  The CME seats and shares are included within Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The CME seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the Chicago Mercantile Exchange (“CME”). As a result of its membership, Graham K4D Trading Ltd. owns one CME seat and 4,085 shares of the CME Group. Graham K4D Trading Ltd.’s policy is to value the CME seat and the shares of the CME Group at fair value. As of March 31, 2021 and December 31, 2020, the CME seat was valued at $46,000 and $51,000, respectively. As of March 31, 2021 and December 31, 2020, the 4,085 shares of the CME Group were valued at $834,280 and $743,674, respectively. The CME seats and shares are included in Exchange memberships on Graham K4D Trading Ltd.’s statement of financial condition. The CME seat and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Chicago Board of Trade Membership

Graham K4D Trading Ltd. is a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat (collectively, “CBOT memberships”). Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of March 31, 2021 and December 31, 2020, the two B-1/Full seats were valued at a total of $370,000 and $373,000, respectively, and the B-2/Associate seat was valued at $27,000 and $32,250, respectively, all of which are included in Exchange memberships on the statements of financial condition. Additionally, Graham K4D Trading Ltd. owns 970 shares of the CME Group as a result of its CBOT membership. Graham K4D Trading Ltd.’s policy is to value the CME Group shares at fair value. As of March 31, 2021 and December 31, 2020, the 970 shares of the CME Group were valued at $198,103 and $176,589, respectively. The CBOT memberships and shares of the CME Group are considered Level 1 assets as described in the Fair Value section of Note 2.

As of March 31, 2021, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the CBOT under Rule 106.S and owns 3,265 shares of the CME Group as a result of its CBOT membership. Graham Commodity Strategies LLC’s policy is to value the CME shares at fair value. As of March 31, 2021 and December 31, 2020, the 3,265 shares of the CME Group were valued at $666,811 and $594,393, respectively.  The CME Group shares are included in Exchange memberships on Graham Commodity LLC’s statement of financial condition. The CBOT memberships and CME seat are considered Level 1 assets as described in the Fair Value section of Note 2.

Commodity Exchange Membership

As of March 31, 2021, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Commodity Exchange (“COMEX”) and owns two COMEX seats. Graham Commodity Strategies LLC’s policy is to value the COMEX seats at fair value. As of March 31, 2021 and December 31, 2020, the two COMEX seats were valued at $110,000 and $177,000, respectively.  The COMEX seats are included in Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The COMEX seats are considered Level 1 assets as described in the Fair Value section of Note 2.

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

Cash and Cash Equivalents

GAIT classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of the GAIT’s cash would be limited to account insurance or other protection afforded by such deposit.  At March 31, 2021 and December 31, 2020, GAIT did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At March 31, 2021 and December 31, 2020, no accruals have been recorded by GAIT for indemnifications.

3. Investments in Master Funds

As of March 31, 2021 and December 31, 2020, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its Members’ Capital are individually identified. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management fees or incentive allocation, and all offer monthly subscriptions and redemptions.

March 31, 2021
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (three months ended March 2021)

Global Macro Funds
Graham Commodity Strategies LLC	4.58%	$2,822,995	$3,765,855

Systematic Macro Funds
Graham K4D Trading Ltd.	4.88%	3,011,237	169,119
	9.46%	$5,834,232	$3,934,974

December 31, 2020
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss) (three months ended March 2020)

Global Macro Funds
Graham Commodity Strategies LLC	3.52%	$2,103,213	$5,693,182

Systematic Macro Funds
Graham K4D Trading Ltd.	7.27%	4,342,854	(2,727,516)
	10.79%	$6,446,067	$2,965,666

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of March 31, 2021:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Fixed income securities, at fair value (cost $27,488,878)	$–	$27,499,251
Due from brokers	61,506,232	4,413,888
Derivative financial instruments, at fair value	23,555,888	4,608,785
Exchange memberships, at fair value	8,065,052	1,475,383
Interest receivable	1,109	368
Total assets	93,128,281	37,997,675

Liabilities:
Derivative financial instruments, at fair value	–	1,690,104
Interest payable	12,851	1,305
Total liabilities	12,851	1,691,409
Members’ Capital / Net Assets	$93,115,430	$36,306,266

Percentage of Master Fund held by GAIT	3.03%	8.29%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2021:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Exchange memberships (cost $3,649,411)
United States (cost $3,649,411)
Financial services (cost $3,649,411)		$8,065,052	8.66%
Total exchange memberships		$8,065,052	8.66%

Derivative financial instruments
Long contracts
Futures
Commodity		$(2,490,306)	(2.67)%
Foreign bond		243,745	0.26%
Foreign index		1,189,197	1.28%
Interest rate		(288,175)	(0.31)%
U.S. index		(516,913)	(0.56)%
Total futures		(1,862,452)	(2.00)%

Forwards
Foreign currency		(4,402,732)	(4.73)%
Total forwards		(4,402,732)	(4.73)%

Options (cost $33,259,925)
Commodity futures		1,470,075	1.58%
Currency futures
U.S. dollar / Japanese yen April 2021 - September 2021, $108.00 - $114.25 Call	6	8,740,911	9.39%
U.S. dollar / Japanese yen April 2021, $96.02 - $102.02 Put	3	4	0.00%
Other currency futures		16,317,417	17.52%
Interest rate futures
Euro dollar 2 yr midcurve December 2021, $98.75 - $99.00 Put	2	8,236,844	8.85%
Other interest rate futures		245,987	0.26%
U.S. bond futures
U.S. 10 yr May 2021, $133.00 Call	1	143,828	0.15%
U.S. 10 yr May 2021 - June 2021, $131.00 Put	2	4,058,547	4.36%
U.S. 5 yr May 2021, $123.50 Put	1	1,633,477	1.75%
U.S. index futures		1,234,685	1.33%
Total options		42,081,775	45.19%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2021:

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$(153,424)	(0.16)%
Foreign bond		(99,976)	(0.11)%
Foreign index		(400,804)	(0.43)%
Interest rate		406,413	0.44%
U.S. bond
U.S. 10 yr Ultra June 2021	(2,449)	873,000	0.94%
U.S. long bond June 2021	(522)	(999,656)	(1.07)%
U.S. 10 yr note June 2021	(4,518)	3,510,203	3.76%
U.S. Ultra bond June 2021	(761)	917,719	0.99%
U.S. index		(384,277)	(0.41)%
Total futures		3,669,198	3.95%

Forwards
Foreign currency		3,932,672	4.22%
Total forwards		3,932,672	4.22%

Options (proceeds $16,521,145)
Commodity futures		(1,075,340)	(1.15)%
Currency futures
U.S. dollar / Japanese yen April 2021 - September 2021, $108.00 – $112.50 Call	(6)	(5,857,258)	(6.29)%
U.S. dollar / Japanese yen April 2021, $97.80 Put	(1)	–	0.00%
Other currency futures		(4,056,897)	(4.35)%
Interest rate futures
Euro dollar 2 yr midcurve December 2021, $98.50 Put	(1)	(4,746,656)	(5.10)%
Other interest rate futures		(111,814)	(0.12)%
U.S. bond futures
U.S. 10 yr May 2021, $134.00 Call	(1)	(61,641)	(0.07)%
U.S. 10 yr May 2021 - June 2021, $123.00 - $130.00 Put	(3)	(3,646,367)	(3.92)%
U.S. index futures		(306,600)	(0.33)%
Total options		(19,862,573)	(21.33)%
Total derivative financial instruments		$23,555,888	25.30%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2021:

Description	Principal Amount / Number of Contracts		Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Fixed income securities owned (cost $27,488,878)
Government bonds (cost $27,488,878)
United States (cost $27,488,878)
Treasury Bonds (cost $27,488,878)
U.S. Treasury bond 0.00% due 07/08/2021		$27,500,000	$27,499,251	75.74%
Total United States			27,499,251	75.74%
Total government bonds			27,499,251	75.74%
Total fixed income securities owned			$27,499,251	75.74%

Exchange memberships (cost $1,924,208)
United States (cost $1,924,208)
Financial services (cost $1,924,208)			$1,475,383	4.06%
Total exchange memberships			$1,475,383	4.06%

Derivative financial instruments
Long contracts
Futures
Commodity			$(1,500,013)	(4.13)%
Currency			(41,555)	(0.11)%
Foreign bond			(100,360)	(0.28)%
Foreign index			1,070,999	2.95%
Interest rate			(751,344)	(2.07)%
U.S. bond			(922,237)	(2.54)%
U.S. index			443,633	1.22%
Total futures			(1,800,877)	(4.96)%

Forwards
Japanese yen / U.S. dollar 06/16/21	JPY	2,423,862,000	(294,874)	(0.81)%
Other foreign currency			(1,146,020)	(3.16)%
Total forwards			(1,440,894)	(3.97)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2021:

Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity			$(94,209)	(0.26)%
Currency			(38,444)	(0.11)%
Foreign bond			(327,343)	(0.90)%
Foreign index			(669,536)	(1.84)%
U.S. bond			1,240,305	3.42%
Total futures			110,773	0.31%

Forwards
U.S. dollar / Japanese yen 06/16/2021	JPY	(18,596,684,000)	3,230,386	8.89%
Foreign currency			2,819,293	7.77%
Total forwards			6,049,679	16.66%
Total derivative financial instruments			$2,918,681	8.04%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of March 31, 2021:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$546,428	$3,955,267
Commodity futures options	1,470,075	–
Currency futures	–	55,954
Exchange memberships	8,065,052	1,475,383
Foreign bond futures	243,745	123,847
Foreign index futures	1,194,209	1,160,802
Interest rate futures	406,413	75
Interest rate futures options	8,482,830	–
U.S. bond futures	5,417,891	1,240,304
U.S. bond futures options	5,835,852	–
U.S. index futures	363,557	486,131
U.S. index futures options	1,234,685	–
Total Level 1	33,260,737	8,497,763

Level 2:
Foreign currency forwards	9,757,957	7,282,221
Foreign currency futures options	25,058,333	–
Government bonds*	–	27,499,251
Total Level 2	34,816,290	34,781,472
Total investment related assets	$68,077,027	$43,279,235

Liabilities
Level 1:
Commodity futures	$(3,190,158)	$(5,549,489)
Commodity futures options	(1,075,340)	–
Currency futures	–	(135,953)
Foreign bond futures	(99,976)	(551,550)
Foreign index futures	(405,816)	(759,339)
Interest rate futures	(288,175)	(751,419)
Interest rate futures options	(4,858,469)	–
U.S. bond futures	(1,116,625)	(922,236)
U.S. bond futures options	(3,708,008)	–
U.S. index futures	(1,264,747)	(42,498)
U.S. index futures options	(306,600)	–
Total Level 1	(16,313,914)	(8,712,484)

Level 2:
Foreign currency forwards	(10,228,017)	(2,673,436)
Foreign currency futures options	(9,914,156)	–
Total Level 2	(20,142,173)	(2,673,436)
Total investment related liabilities	$(36,456,087)	$(11,385,920)

* See each Master Fund’s condensed schedule of investments for breakout of industry and geographic region.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its quarterly notional amounts and number of contracts for the three months ended March 31, 2021. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at March 31, 2021 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$119,543,333	1,782	$(21,355,958)	(391)	$546,428	$(3,190,158)
Options (a)	75,946,701	1,884	(19,193,515)	(1,869)	1,470,075	(1,075,340)
	195,490,034	3,666	(40,549,473)	(2,260)	2,016,503	(4,265,498)

Equity price
Futures	330,877,198	3,386	(64,976,853)	(1,004)	1,557,766	(1,670,563)
Options (a)	59,115,404	1,127	(9,687,796)	(876)	1,234,685	(306,600)
	389,992,602	4,513	(74,664,649)	(1,880)	2,792,451	(1,977,163)
Foreign currency exchange rate
Forwards	1,219,171,584	N/A	(1,159,285,096)	N/A	9,757,957	(10,228,017)
Options (a)	1,115,519,116	43	(1,032,508,318)	(60)	25,058,333	(9,914,156)
	2,334,690,700	43	(2,191,793,414)	(60)	34,816,290	(20,142,173)

Interest rate
Futures	852,199,452	4,246	(1,851,754,577)	(10,730)	6,068,049	(1,504,776)
Options (a)	2,059,595,961	23,707	(2,223,598,636)	(25,088)	14,318,682	(8,566,477)
	2,911,795,413	27,953	(4,075,353,213)	(35,818)	20,386,731	(10,071,253)
Total	$5,831,968,749	36,175	$(6,382,360,749)	(40,018)	$60,011,975	$(36,456,087)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its quarterly notional amounts and number of contracts for the three months ended March 31, 2021. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at March 31, 2021 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$191,299,105	3,240	$(62,287,293)	(499)	$3,955,267	$(5,549,489)
	191,299,105	3,240	(62,287,293)	(499)	3,955,267	(5,549,489)

Equity price
Futures	188,526,395	1,374	(20,303,960)	(192)	1,646,933	(801,837)
	188,526,395	1,374	(20,303,960)	(192)	1,646,933	(801,837)
Foreign currency exchange rate
Forwards	217,733,693	N/A	(467,289,454)	N/A	7,282,221	(2,673,436)
Futures	3,943,588	31	(12,314,593)	(137)	55,954	(135,953)
	221,677,281	31	(479,604,047)	(137)	7,338,175	(2,809,389)

Interest rate
Futures	1,979,165,524	8,904	(303,079,094)	(1,970)	1,364,226	(2,225,205)
	1,979,165,524	8,904	(303,079,094)	(1,970)	1,364,226	(2,225,205)
Total	$2,580,668,305	13,549	$(865,274,394)	(2,798)	$14,304,601	$(11,385,920)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at March 31, 2021 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and derivative liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$60,011,975	$(36,456,087)	$23,555,888	$–	$23,555,888
Derivative liabilities	(36,456,087)	36,456,087	–	–	–

Graham K4D Trading Ltd.[2]
Derivative assets	$14,304,601	$(9,695,816)	$4,608,785	$–	$4,608,785
Derivative liabilities	(11,385,920)	9,695,816	(1,690,104)	1,690,104	–

1 Net derivative asset amounts presented in the statements of financial condition are held with three counterparties. At March 31, 2021, additional collateral pledged in the amount of $61,483,869 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

2 Net derivative asset and liability amounts presented in the statements of financial condition are held with two counterparties. At March 31, 2021, additional collateral pledged in the amount of $2,723,784 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended March 31, 2021:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment (loss)	$(2,215)	$(1,894)

Net realized gain on investments	138,893,184	17,766,111
Net increase (decrease) in unrealized appreciation on investments	9,806,624	(15,583,260)
Brokerage commissions and fees	(1,174,935)	(69,436)
Net gain on investments	147,524,873	2,113,415
Net income	$147,522,658	$2,111,521

The following table shows the gains and losses on all derivative financial instruments held by the Master Funds reported in net realized gain and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended March 31, 2021:

	Graham Commodity Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain (loss)	Net increase (decrease) in unrealized appreciation on investments	Net realized gain (loss)	Net increase (decrease) in unrealized appreciation on investments
Commodity price
Futures	$2,503,326	$(6,195,506)	$18,616,257	$(13,504,895)
Options	(1,301,862)	1,010,316	–	–
	1,201,464	(5,185,190)	18,616,257	(13,504,895)
Equity price
Futures	27,780,064	(954,906)	14,129,733	(5,639,093)
Options	(2,139,341)	1,693,318	–	–
	25,640,723	738,412	14,129,733	(5,639,093)
Foreign currency exchange rate
Forwards	8,248,143	(1,381,872)	(3,914,165)	5,505,995
Futures	–	–	(79,408)	(171,708)
Options	4,563,655	(2,263,513)	–	–
	12,811,798	(3,645,385)	(3,993,573)	5,334,287
Interest rate
Futures	96,371,602	7,686,430	(11,018,255)	(1,850,881)
Options	9,279,435	2,952,746	–	–
	105,651,037	10,639,176	(11,018,255)	(1,850,881)
Total	$145,305,022	$2,547,013	$17,734,162	$(15,660,582)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of December 31, 2020:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Fixed income securities, at fair value (cost $15,290,650)	$–	$15,299,973
Due from brokers	53,351,844	13,045,449
Derivative financial instruments, at fair value	19,688,505	19,267,599
Exchange memberships, at fair value	7,217,279	1,376,513
Interest receivable	62,120	8,846
Dividends receivable	1,123	379
Total assets	80,320,871	48,998,759

Liabilities:
Derivative financial instruments, at fair value	–	901,032
Interest payable	26,417	2,940
Total liabilities	26,417	903,972
Members’ Capital / Net Assets	$80,294,454	$48,094,787

Percentage of Master Fund held by GAIT	2.62%	9.03%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2020:

Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Members’ Capital
Graham Commodity Strategies LLC
Exchange memberships (cost $3,649,411)
United States (cost $3,649,411)
Financial services (cost $3,649,411)			$7,217,279	8.99%
Total exchange memberships			$7,217,279	8.99%

Derivative financial instruments
Long contracts
Futures
Commodity			$3,605,184	4.49%
Foreign index			86,848	0.11%
Interest rate			(1,593,877)	(1.99)%
U.S. index			945,270	1.18%
Total futures			3,043,425	3.79%

Forwards
Euro dollar / U.S. dollar 01/04/2021 - 01/05/2021	EUR	996,045,395	(6,213,377)	(7.74)%
Other foreign currency			8,418,948	10.49%
Total forwards			2,205,571	2.75%

Options (cost $34,126,355)
Commodity futures			2,853,904	3.55%
Currency futures
Euro dollar / U.S. dollar January 2021 - February 2021, $1.13 - $1.21 Put		2	201,977	0.25%
Euro dollar / U.S. dollar January 2021 - June 2021, $1.21 - $1.29 Call		22	7,930,615	9.88%
Other currency futures			15,258,361	19.01%
Foreign bond futures			(474,329)	(0.59)%
Interest rate futures			(353,350)	(0.44)%
U.S. bond futures
U.S. 10 yr. January 2021 - February 2021, $137.00 Put		2	613,781	0.76%
U.S. bond February 2021 - March 2021, $168.00 - $173.00 Put		3	4,750,609	5.92%
U.S. index futures			156,243	0.19%
Total options			30,937,811	38.53%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2020:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$(112,721)	(0.14)%
Foreign bond		(231,767)	(0.29)%
Foreign index		(190,008)	(0.24)%
Interest rate		(774,012)	(0.96)%
U.S. bond
U.S. long bond (CBT) March 2021	(359)	(7,469)	(0.01)%
U.S. Ultra bond (CBT) March 2021	(281)	(413,531)	(0.52)%
Total futures		(1,729,508)	(2.16)%

Forwards
Foreign currency		(4,255,973)	(5.30)%
Total forwards		(4,255,973)	(5.30)%

Options (proceeds $15,848,231)
Commodity futures		(1,158,990)	(1.44)%
Currency futures
Euro dollar / U.S. dollar January 2021 - February 2021, $1.13 - $1.21 Put	(2)	(424,428)	(0.53)%
Euro dollar / U.S. dollar January 2021 - February 2021, $1.23 - $1.27 Call	(9)	(3,657,297)	(4.55)%
Other currency futures		(1,619,819)	(2.02)%
Interest rate futures		88,338	0.11%
U.S. bond futures
U.S. 10 yr January 2021 - February 2021, $137.00 Put	(1)	(81,844)	(0.10)%
U.S. bond February 2021 - March 2021, $168.00 - $173.00 Put	(2)	(3,658,781)	(4.56)%
Total options		(10,512,821)	(13.09)%
Total derivative financial instruments		$19,688,505	24.52%

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its quarterly notional amounts and number of contracts for the year ended December 31, 2020. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at December 31, 2020 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$291,947,987	3,666	$(22,208,833)	(848)	$4,747,408	$(1,254,945)
Options (a)	166,938,932	9,926	(71,048,077)	(9,418)	2,853,904	(1,158,990)
	458,886,919	13,592	(93,256,910)	(10,266)	7,601,312	(2,413,935)
Equity price
Futures	228,334,088	2,646	(183,175,537)	(2,528)	2,439,730	(1,597,620)
Options (a)	56,160,681	4,956	(41,895,632)	(3,627)	156,243	–
	284,494,769	7,602	(225,071,169)	(6,155)	2,595,973	(1,597,620)
Foreign currency exchange rate
Forwards	1,740,877,419	N/A	(1,442,685,488)	N/A	16,048,079	(18,098,481)
Options (a)	1,057,757,240	68	(2,263,871,198)	(55)	23,390,952	(5,701,543)
	2,798,634,659	68		(55)	39,439,031	(23,800,024)
Interest rate			(1,399,855,375)
Futures	4,702,409,114	16,250	(2,314,949,508)	(5,972)	–	(3,020,656)
Options (a)	1,626,301,542	125,103	(3,714,804,883)	(28,892)	5,452,728	(4,568,304)
	6,328,710,656	141,353	(1,442,685,488)	(34,864)	5,452,728	(7,588,960)
Total	$9,870,727,003	162,615	$(6,297,004,160)	(51,340)	$55,089,044	$(35,400,539)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its quarterly notional amounts and number of contracts for the year ended December 31, 2020. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at December 31, 2020 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

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

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended March 31, 2020:

	Graham Commodity Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain (loss)	Net increase (decrease) in unrealized appreciation on investments	Net realized gain (loss)	Net increase (decrease) in unrealized appreciation on investments
Commodity price
Futures	$33,334,714	$(14,508,769)	$1,792,847	$5,470,825
Options	8,545,395	(2,092,465)	–	–
	41,880,109	(16,601,234)	1,792,847	5,470,825
Equity price
Futures	85,621,333	(27,320)	(77,344,267)	792,998
Options	(11,881,545)	(2,011,800)	–	–
	73,739,788	(2,039,120)	(77,344,267)	792,998
Foreign currency exchange rate
Forwards	47,724,233	7,106,424	(6,008,918)	2,300,025
Futures	(2,697)	(11,107)	81,766	41,648
Options	(7,447,368)	(5,576,786)	–	–
	40,274,168	1,518,531	(5,927,152)	2,341,673
Interest rate
Futures	58,672,559	29,476,694	27,837,352	8,250,390
Options	16,320,180	5,315,714	–	–
Swaps	(257,037)	–	–	–
	74,735,702	34,792,408	27,837,352	8,250,390
Total	$230,629,767	$17,670,585	$(53,641,220)	$16,855,886

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. Federal government which generally range in maturity from one to thirty months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT’s investment in Cash Assets at March 31, 2021 and December 31, 2020 is $57,253,709 and $54,304,841 which represents a percentage of GAIT’s Members’ Capital of 92.85% and 90.90%, respectively.

GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis.  For the three months ended March 31, 2021 and 2020, the total amount recognized by GAIT with respect to its investment in Cash Assets was $22,358 and $198,834, respectively.  These amounts are included in interest income in the statements of operations and incentive allocation. At March 31, 2021 and December 31, 2020, GAIT owned approximately 0.97% and 0.97%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$373,930,382	$597,659,902
Investments in fixed income securities (amortized cost $5,534,680,940 and $4,972,093,470, respectively)	5,534,680,940	4,972,093,470
Interest receivable	23,232,915	14,546,327
Total assets	5,931,844,237	5,584,299,699

Members’ capital	$5,931,844,237	$5,584,299,699

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following table summarizes the results of operations of Cash Assets for the three months ended March 31, 2021 and 2020:

	2021	2020
Net gain on investment
Net realized gain	$-	$2,283,203

Investment income
Interest income	2,447,157	23,266,626

Expenses:
Bank fee expense	52,414	66,301
Total expenses	52,414	66,301
Net investment income	2,394,743	23,200,325
Net income	$2,394,743	$25,483,528

The following represents the condensed schedule of investments of Cash Assets as of March 31, 2021:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $5,534,680,940)
United States
Government Bonds (amortized cost $4,634,699,304)
U.S. Treasury bonds 1.13% due 7/31/2021	$350,000,000	$351,216,340	5.92%
U.S. Treasury bonds 1.38% due 5/31/2021	300,000,000	300,632,836	5.07%
U.S. Treasury bonds 1.50% due 8/31/2021	350,000,000	352,069,097	5.94%
U.S. Treasury bonds 1.50% due 9/30/2021	350,000,000	352,481,241	5.94%
U.S. Treasury bonds 1.50% due 11/30/2021	300,000,000	302,866,207	5.11%
U.S. Treasury bonds 1.63% due 6/30/2021	300,000,000	301,142,075	5.08%
U.S. Treasury bonds 2.00% due 12/31/2021	300,000,000	304,322,574	5.13%
U.S. Treasury bonds 2.63% due 5/15/2021	300,000,000	300,935,677	5.07%
U.S. Treasury bonds 2.63% due 6/15/2021	300,000,000	301,587,339	5.08%
U.S. Treasury bonds 2.88% due 10/15/2021	300,000,000	304,509,928	5.13%
U.S. Treasury bonds 1.25% – 2.88% due 4/30/2021 – 12/15/2021	1,450,000,000	1,462,935,990	24.66%
Total Government Bonds		4,634,699,304	78.13%

Treasury Bills (amortized cost $899,981,636)
U.S. Treasury bill 0.00% due 4/08/2021	400,000,000	399,999,533	6.74%
U.S. Treasury bills 0.00% due 4/01/2021 – 4/22/2021	500,000,000	499,982,103	8.43%
Total Treasury Bills		899,981,636	15.17%
Total United States		5,534,680,940	93.30%
Total Investments in Fixed Income Securities		$5,534,680,940	93.30%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2020:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $4,972,093,470)
United States
Government Bonds (amortized cost $3,372,351,436)
U.S. Treasury bonds 1.38% due 5/31/2021	$300,000,000	$301,566,528	5.40%
U.S. Treasury bonds 1.63% due 6/30/2021	300,000,000	302,271,599	5.41%
U.S. Treasury bonds 2.63% due 5/15/2021	300,000,000	302,807,030	5.42%
U.S. Treasury bonds 2.63% due 6/15/2021	300,000,000	303,467,081	5.43%
U.S. Treasury bonds 1.13% – 2.63% due 1/15/2021 – 10/31/2021	2,150,000,000	2,162,239,198	38.73%
Total Government Bonds		3,372,351,436	60.39%

Treasury Bills (amortized cost $1,599,742,034)
U.S. Treasury bills 0.00% due 1/07/2021 – 4/22/2021	1,600,000,000	1,599,742,034	28.65%
Total Treasury Bills		1,599,742,034	28.65%
Total United States		4,972,093,470	89.04%
Total Investments in Fixed Income Securities		$4,972,093,470	89.04%

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Assets
Level 2:
Fixed income securities
Government bonds	$4,634,699,304	$3,372,351,436
Treasury bills	899,981,636	1,599,742,034
Total fixed income securities	5,534,680,940	4,972,093,470
Total Level 2	5,534,680,940	4,972,093,470
Total assets	$5,534,680,940	$4,972,093,470

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

6. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. The Advisory Fees paid to the Manager for the three months ended March 31, 2021 and 2020 were $219,830 and $201,293, respectively.

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager for the three months ended March 31, 2021 and 2020 were $116,640 and $107,597, respectively.

Class 0	Class 2
0.50%	1.25%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions (continued)

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. The Incentive Allocation for the three months ended March 31, 2021 and 2020 was $692,262 and $139,069, respectively.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

Administrator’s Fee

For the three months ended March 31, 2021 and 2020, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $19,124 and $17,460, respectively.

7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. GAIT identifies its major tax jurisdictions as the U.S. for Federal tax purposes and Connecticut for state tax purposes. The Manager has evaluated GAIT’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for all open tax years. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations and incentive allocation. No such interest and/or penalties were assessed to GAIT for the three months ended March 31, 2021 and 2020.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Risk Factors

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak could have a significant impact on GAIT’s performance. The extent of the impact will depend on future developments, including (i) the duration and spread of the outbreak, (ii) any restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. The Manager is monitoring these developments and continually assessing the potential impact on the performance and operations of GAIT, including the terms of brokerage agreements, ISDAs, and other trading agreements with GAIT. The Manager has enacted the appropriate portions of its business continuity plans and adapted its workflow accordingly.

9. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended March 31, 2021 and 2020:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2019	$152.04	$108.35
Net income:
Net investment loss	(1.03)	(0.47)
Net gain on investments	8.31	5.91
Net income	7.28	5.44
Net asset value per Unit, March 31, 2020	$159.32	$113.79

Net asset value per Unit, December 31, 2020	$173.06	$124.23
Net income:
Net investment loss	(3.08)	(2.40)
Net gain on investments	11.46	8.22
Net income	8.38	5.82
Net asset value per Unit, March 31, 2021	$181.44	$130.05

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

9. Financial Highlights (continued)

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the three months ended March 31, 2021 and 2020:

	Class 0		Class 2
	2021	2020	2021	2020

Total return before Incentive Allocation	6.06%	5.21%	5.88%	5.02%
Incentive Allocation	(1.22)	(0.43)	(1.19)	0.00
Total return after Incentive Allocation	4.84%	4.78%	4.69%	5.02%

Net investment loss before Incentive Allocation	(0.56)%	(0.25)%	(0.75)%	(0.43)%
Incentive Allocation	(1.20)	(0.43)	(1.16)	0.00
Net investment loss after Incentive Allocation	(1.76)%	(0.68)%	(1.91)%	(0.43)%

Total expenses before Incentive Allocation	0.60%	0.64%	0.79%	0.83%
Incentive Allocation	1.20	0.43	1.16	0.00
Total expenses after Incentive Allocation	1.80%	1.07%	1.95%	0.83%

Total return is calculated for Class 0 and Class 2 units taken as a whole and is not annualized. Total return is calculated as the change in total Members’ Capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital of GAIT, excluding that of the Managing Member, for the three months ended March 31, 2021 and 2020.

10. Subsequent Events

GAIT had no subscriptions and redemptions of approximately $0.3 million from April 1, 2021 through May 17, 2021, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical facts. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “continue,” “further,” “seek,” “plan,” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected, including the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2020 and in this Quarterly Report under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our annual financial statements and the notes thereto for the fiscal year ended December 31, 2020 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2021. This discussion should also be read in conjunction with “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis. For the purposes of this filing beginning with Item 2, the term “Fund” shall include the Blended Strategies Portfolio of GAIF I, GAIT and the Master Funds in which they invest, unless the context implies otherwise. The Fund does not engage in the sale of goods or services. The Fund’s capital consists of capital contributions of the members, as increased or decreased by gains and losses from its investments in the Master Funds, interest, expenses, and redemptions. Its only assets are its investments in the Master Funds. The Master Funds do not engage in the sale of goods or services. Their assets are comprised of fixed income positions, the equity in their accounts with clearing brokers and OTC counterparties, in each case consisting of cash, open trade equity on derivatives and the net option premium paid or received. In the case of Graham Cash Assets LLC (“Cash Assets”), the assets consist of investments in debt obligations guaranteed by the U.S. Federal government, as well as cash and cash equivalents.

For the three months ended March 31, 2021, the Blended Strategies Portfolio’s Members’ Capital increased by $811,420 or 2.8%. The net increase in the Blended Strategies Portfolio was attributable to net income of $1,380,437 or 4.7% and offset by redemptions totaling $569,017 or -1.9%, for the period.

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

Index
2021 Summary

Three Months Ended March 31, 2021

For the three months ended March 31, 2021, the Blended Strategies Portfolio experienced net trading gains of $1,931,070. The trading results are attributable to the following sectors:

Agriculture / Softs	$126,681
Base Metals	171,832
Energy	29,429
Equities	734,594
Foreign Exchange	162,439
Long Term / Intermediate Rates	827,808
Precious Metals	(179,631)
Short Term Rates	57,918
$1,931,070

The Blended Strategies Portfolio recorded a net gain for the first quarter of 2021. The majority of gains resulted from fixed income futures, particularly from positions on the long end of the yield curve in the U.S.  Further profits resulted from equity indices, most notably from positions in U.S. and, to a lesser extent, Asian benchmark indices. In commodities, gains resulted from positions in base metals and grains. In currencies, the portfolio recorded gains primarily from positions in the Japanese yen, Swiss franc, and Australian dollar versus the U.S. dollar.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended March 31, 2021, Advisory Fees increased by $10,179 or 10.2%, Sponsor Fees increased by $5,012 or 9.3%, and Administrator’s Fees increased by $867 or 10.3% in the Fund over the corresponding period of the preceding year. These increases are attributable to higher net assets of the portfolio resulting from net income of $1,380,437 and partially offset by redemptions totaling $569,017 for the period. During the same period, interest income decreased by $93,893 or -89.6%. Interest was earned on free cash at an average annualized yield of 0.16% for the three months ended March 31, 2021 compared to 1.76% for the same period in 2020.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended March 31, 2021 and 2020, the Incentive Allocation increased by $277,784 or 409.5%. This was the result of a net gain before incentive allocation for the three months ended March 31, 2021 while the net gain for the three months ended March 31, 2020 was partially subject to a loss carryforward from previous periods.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of March 31, 2021 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	(1.0)%
Base Metals	3.4%
Energy	(6.8)%
Equities	4.6%
Foreign Exchange	37.8%
Long Term / Intermediate Rates	20.8%
Precious Metals	(4.4)%
Short Term Rates	45.6%
100.0%

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
100.0%

Index
Variables Affecting Performance

The Fund’s performance is affected by net profitability resulting from the trading operations of the Master Funds, the fees charged by the Fund, and interest income earned on cash and cash equivalents. The Master Funds acquire and liquidate fixed income positions, long and short positions in futures contracts, forwards contracts, spot currency contracts and associated derivative instruments such as options and swaps. These instruments are carried at fair value, which is heavily influenced by a wide variety of factors including but not limited to, the level and volatility of exchange rates, interest rates, equity prices, and commodity prices as well as global macro political events. These factors generate market movements affecting the fair value of these instruments and in turn the net gains and losses allocated from the Master Funds.

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

There are no known demands, commitments, events, or uncertainties that will result in or are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

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

Blended Strategies Portfolio
March 31, 2021	9.27%
December 31, 2020	10.72%
March 31, 2020	8.53%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through March 31, 2021, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

The Master Funds record all their financial instruments at fair value, which is derived in accordance with U.S. GAAP. Unrealized gains and losses from these instruments are recorded based on changes in their fair value. Realized gains and losses are recorded when the positions are closed. All unrealized and realized gains and losses related to financial instruments are included in net gain (loss) on investments in the Master Funds’ statements of operations.

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

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year and the Fund identifies its major tax jurisdictions as U.S. Federal and Connecticut State. The Manager has evaluated the Fund’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the financial statements for all open tax years. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination.

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

Based on their evaluation as of March 31, 2021, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to the Fund’s internal control over financial reporting during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our 2020 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2021, the Fund issued no Units with respect to the Blended Strategies Portfolio.

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2021	546.667	$ 169.28	N/A	N/A
February 1 – February 28, 2021	2,367.517	$ 163.78	N/A	N/A
March 1 – March 31, 2021	682.235	$ 130.05	N/A	N/A
TOTAL	3,596.419	$ 158.22	N/A	N/A

1 Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None

Index
Item 6.	Exhibits

* 3.1	Certificate of Formation of Graham Alternative Investment Fund I LLC
** 3.1(a)	Amendment to Certificate of Formation of Graham Alternative Investment Fund I LLC
** 3.2	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC
*** 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Executive Officer)
*** 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Financial Officer)
*** 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Principal Financial Officer)
*** 101.INS	XBRL Instance Document
*** 101.SCH	XBRL Taxonomy Extension Schema
*** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*** 101.DEF	XBRL Taxonomy Extension Definition Linkbase
*** 101.LAB	XBRL Taxonomy Extension Label Linkbase
*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010

**	Incorporated by reference to the Fund’s Form 8-K previously filed on April 11, 2013

***	Filed herewith

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2021	GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
BLENDED STRATEGIES PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P. its Manager

By:	/s/ Brian Douglas
Brian Douglas, Principal Executive Officer

By:	/s/ George Schrade
George Schrade, Principal Financial Officer