Form 10-Q
period 2021-09-30
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2021-11-15
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Yes ☐  No ☒
As of November 1, 2021, 176,264.280 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC

BLENDED STRATEGIES PORTFOLIO
FORM 10-Q

PART II - Other Information		70

Exhibits		71

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification

Index
PART I
Item 1. Financial Statements
Graham Alternative Investment Fund I LLC
Blended Strategies Portfolio
Statements of Financial Condition
	September 30, 2021 (Unaudited)	December 31, 2020 (Audited)
Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$27,254,103	$29,194,816
Redemptions receivable from Graham Alternative Investment Trading LLC	-	233,089
Total assets	$27,254,103	$29,427,905

Liabilities and members’ capital
Liabilities:
Redemptions payable	$-	$233,089
Total liabilities	-	233,089

Members’ capital:
Class 0 Units (90,019.092 and 100,881.333 units issued and outstanding at $179.58 and $173.06, respectively)	16,165,772	17,458,496
Class 2 Units (86,438.110 and 94,473.834 units issued and outstanding at $128.28 and $124.23, respectively)	11,088,331	11,736,320
Total members’ capital	27,254,103	29,194,816
Total liabilities and members’ capital	$27,254,103	$29,427,905

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) gain allocated from investment in Graham Alternative Investment Trading LLC:
Net realized (loss) gain on investment	$(392,273)	$2,609,754	$2,829,475	$3,982,112
Net increase (decrease) in unrealized appreciation on investment	19,448	(681,055)	(594,966)	(409,192)
Brokerage commissions and fees	(21,069)	(19,362)	(61,931)	(94,373)
Net (loss) gain allocated from investment in Graham Alternative Investment Trading LLC	(393,894)	1,909,337	2,172,578	3,478,547

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	3,628	58,061	19,097	254,825

Expenses:
Advisory fees	103,921	110,724	327,523	313,592
Incentive allocation	-	233,979	429,807	307,558
Sponsor fees	55,505	59,576	174,936	169,124
Professional fees	64,075	47,747	133,698	101,783
Administrator’s fees	8,847	9,507	27,795	27,010
Interest expense	1,666	1,703	5,041	5,048
Total expenses	234,014	463,236	1,098,800	924,115
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(230,386)	(405,175)	(1,079,703)	(669,290)
Net (loss) income	$(624,280)	$1,504,162	$1,092,875	$2,809,257

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Unaudited Statements of Changes in Members’ Capital

For the Three and Nine Months Ended September 30, 2021

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2020	100,881.333	$17,458,496	94,473.834	$11,736,320	$29,194,816
Subscriptions	–	–	–	–	–
Redemptions	(2,263.401)	(397,412)	(1,333.018)	(171,605)	(569,017)
Net income	–	832,203	–	548,234	1,380,437
Members’ capital, March 31, 2021	98,617.932	17,893,287	93,140.816	12,112,949	30,006,236
Subscriptions	–	–	–	–	–
Redemptions	(5,148.509)	(949,508)	(6,702.706)	(900,000)	(1,849,508)
Net income	–	201,873	–	134,845	336,718
Members’ capital, June 30, 2021	93,469.423	17,145,652	86,438.110	11,347,794	28,493,446
Subscriptions	–	–	–	–	–
Redemptions	(3,450.331)	(615,063)	–	–	(615,063)
Net loss	–	(364,817)	–	(259,463)	(624,280)
Members’ capital, September 30, 2021	90,019.092	$16,165,772	86,438.110	$11,088,331	$27,254,103

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

Index
Graham Alternative Investment Fund I LLC
Blended Strategies Portfolio
Unaudited Statements of Cash Flows
	Nine Months Ended September 30,
	2021	2020
Cash flows provided by operating activities
Net income	$1,092,875	$2,809,257
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) allocated from investment in Graham Alternative Investment Trading LLC	(1,092,875)	(2,809,257)
Proceeds from sale of investment in Graham Alternative Investment Trading LLC	3,266,677	1,170,322
Net cash provided by operating activities	3,266,677	1,170,322

Cash flows used in financing activities
Subscriptions	–	–
Redemptions (net of redemptions payable)	(3,266,677)	(1,170,322)
Net cash used in financing activities	(3,266,677)	(1,170,322)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements

September 30, 2021
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

As a Series Limited Liability Company each series is legally segregated, and the assets associated with each series are held separately and accounted for in separate and distinct records from the assets of any other series of GAIF I. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular series are enforceable against the assets of such series only, and not against the assets of GAIF I generally or any other series thereof. Further, none of the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to GAIF I are enforceable against the assets of any other series.  As of September 30, 2021 and September 30, 2020, only the Blended Strategies Portfolio is open and available to investors.

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

At September 30, 2021 and December 31, 2020, the Fund owned 47.19% and 48.87%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the nine months ended September 30, 2021 or the year ended December 31, 2020 by the Fund, GAIT, the Master Funds or Cash Assets.

Cash and Cash Equivalents

The Fund classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents on the statements of financial condition. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of the Fund’s cash would be limited to account insurance or other protection afforded by such deposit, which could be substantially less than the amount deposited. At September 30, 2021 and December 31, 2020, the Fund did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At September 30, 2021 and December 31, 2020, no accruals have been recorded by the Fund for indemnifications.

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

4. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. For the nine months ended September 30, 2021 and 2020, the Advisory Fees allocated to the Fund by each Class of GAIT totaled $327,523 and $313,592, respectively.

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the nine months ended September 30, 2021 and 2020, the Sponsor Fees allocated to the Fund by each Class of GAIT totaled $174,936 and $169,124, respectively.

Class 0	Class 2
0.50%	1.25%

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC
Blended Strategies Portfolio
Notes to Unaudited Financial Statements (continued)

4. Fees and Related Party Transactions (continued)
Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of Members’ Capital redeemed from such class bears to the Members’ Capital of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to Graham Capital LLC. For the nine months ended September 30, 2021 and 2020, Incentive Allocation of $429,807 and $307,558, respectively were allocated to the Fund by GAIT.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

Administrator’s Fee

For the nine months ended September 30, 2021 and 2020, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the nine months ended September 30, 2021 and 2020 were $27,795 and $27,010, respectively.

5. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of the Fund’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Fund identifies its major tax jurisdictions as the U.S. for Federal tax purposes and Connecticut for state tax purposes. The Manager has evaluated the Fund’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for all open tax years. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations. No such interest and/or penalties were assessed to the Fund for the nine months ended September 30, 2021 and 2020.

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

7. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended September 30, 2021 and 2020:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, June 30, 2020	$159.54	$113.78
Net income:
Net investment loss	(2.90)	(1.13)
Net gain on investments	11.05	7.91
Net income	8.15	6.78
Net asset value per Unit, September 30, 2020	$167.69	$120.56

Net asset value per Unit, June 30, 2021	$183.44	$131.28
Net loss:
Net investment loss	(1.37)	(1.21)
Net loss on investments	(2.49)	(1.79)
Net loss	(3.86)	(3.00)
Net asset value per Unit, September 30, 2021	$179.58	$128.28

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC
Blended Strategies Portfolio
Notes to Unaudited Financial Statements (continued)

7. Financial Highlights (continued)
The following represents ratios to average Members’ Capital and total return for the three months ended September 30, 2021 and 2020:

	Class 0		Class 2
	2021	2020	2021	2020

Total return before Incentive Allocation	(2.10)%	6.33%	(2.29)%	6.20%
Incentive Allocation	0.00	(1.22)	0.00	(0.24)
Total return after Incentive Allocation	(2.10)%	5.11%	(2.29)%	5.96%

Net investment loss before Incentive Allocation	(0.76)%	(0.52)%	(0.95)%	(0.71)%
Incentive Allocation	0.00	(1.22)	0.00	(0.24)
Net investment loss after Incentive Allocation	(0.76)%	(1.74)%	(0.95)%	(0.95)%

Total expenses before Incentive Allocation	0.78%	0.72%	0.96%	0.92%
Incentive Allocation	0.00	1.22	0.00	0.24
Total expenses after Incentive Allocation	0.78%	1.94%	0.96%	1.16%

The following is the per Unit operating performance calculation for the nine months ended September 30, 2021 and 2020:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2019	$152.04	$108.35
Net income:
Net investment loss	(4.47)	(2.15)
Net gain on investments	20.12	14.36
Net income	15.65	12.21
Net asset value per Unit, September 30, 2020	$167.69	$120.56

Net asset value per Unit, December 31, 2020	$173.06	$124.23
Net income:
Net investment loss	(6.34)	(5.23)
Net gain on investments	12.86	9.28
Net income	6.52	4.05
Net asset value per Unit, September 30, 2021	$179.58	$128.28

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC
Blended Strategies Portfolio
Notes to Unaudited Financial Statements (continued)

7. Financial Highlights (continued)
The following represents ratios to average Members’ Capital and total return for the nine months ended September 30, 2021 and 2020:

	Class 0		Class 2
	2021	2020	2021	2020

Total return before Incentive Allocation	5.43%	12.02%	4.85%	11.51%
Incentive Allocation	(1.66)	(1.73)	(1.59)	(0.24)
Total return after Incentive Allocation	3.77%	10.29%	3.26%	11.27%

Net investment loss before Incentive Allocation	(2.03)%	(1.08)%	(2.60)%	(1.65)%
Incentive Allocation	(1.51)	(1.73)	(1.48)	(0.24)
Net investment loss after Incentive Allocation	(3.54)%	(2.81)%	(4.08)%	(1.89)%

Total expenses before Incentive Allocation	2.10%	2.00%	2.67%	2.57%
Incentive Allocation	1.51	1.73	1.48	0.24
Total expenses after Incentive Allocation	3.61%	3.73%	4.15%	2.81%

Total return is calculated for Class 0 and Class 2 Units taken as a whole and is not annualized. Total return is calculated as the change in total Members’ Capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital for Class 0 and Class 2 Units of the Fund for the three and nine months ended September 30, 2021 and 2020 and are not annualized.

8. Subsequent Events

The Fund had no subscriptions and redemptions of approximately $0.03 million from October 1, 2021 through November 15, 2021, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	September 30, 2021 (Unaudited)	December 31, 2020 (Audited)
Assets
Investments in Master Funds, at fair value	$6,031,692	$6,446,067
Investment in Graham Cash Assets LLC, at fair value	51,935,968	54,304,841
Receivable from Master Funds	2	3
Total assets	57,967,662	$60,750,911

Liabilities and members’ capital
Liabilities:
Redemptions payable	$–	$757,071
Accrued professional fees	103,713	128,331
Accrued advisory fees	69,282	75,035
Accrued sponsor fees	36,449	39,910
Accrued administrator’s fee	6,055	6,618
Payable to Master Funds	–	95
Total liabilities	215,499	1,007,060

Members’ capital:
Class 0 Units (191,966.048 and 203,816.771 units issued and outstanding at $179.58 and $173.06 per unit, respectively)	34,473,578	35,272,482
Class 2 Units (168,504.731 and 184,460.524 units issued and outstanding at $128.28 and $124.23 per unit, respectively)	21,615,865	22,915,191
Class M Units (4,671.470 units issued and outstanding at $355.93 and $333.12 per unit, respectively)	1,662,720	1,556,178
Total members’ capital	57,752,163	59,743,851
Total liabilities and members’ capital	$57,967,662	$60,750,911

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	September 30, 2021 (Unaudited)		December 31, 2020 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$2,703,362	4.68%	$2,103,213	3.52%
Graham K4D Trading Ltd.	3,328,330	5.76%	4,342,854	7.27%
Total investments in Master Funds	$6,031,692	10.44%	$6,446,067	10.79%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) gain allocated from investments in Master Funds:
Net realized (loss) gain on investments	$(818,790)	$5,339,512	$5,793,007	$8,164,328
Net increase (decrease) in unrealized appreciation on investments	33,842	(1,403,904)	(1,241,623)	(834,248)
Brokerage commissions and fees	(44,454)	(39,638)	(128,715)	(194,161)
Net (loss) gain allocated from investments in Master Funds	(829,402)	3,895,970	4,422,669	7,135,919

Net investment (loss) income allocated from investments in Master Funds	(2,675)	(110)	(3,676)	30,459

Investment income:
Interest income	10,047	117,948	42,681	492,103

Expenses:
Advisory fees	212,930	220,985	661,150	628,085
Sponsor fees	111,894	117,599	349,118	335,013
Professional fees	134,837	96,658	277,884	207,756
Administrator’s fee	18,656	19,460	57,684	55,449
Interest expense	3,513	3,487	10,464	10,279
Total expenses	481,830	458,189	1,356,300	1,236,582
Net investment loss of GAIT	(471,783)	(340,241)	(1,313,619)	(744,479)

Net (loss) income	(1,303,860)	3,555,619	3,105,374	6,421,899

Incentive allocation	–	(472,401)	(855,525)	(623,182)

Net (loss) income available for pro-rata allocation to all members	$(1,303,860)	$3,083,218	$2,249,849	$5,798,717

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the Three and Nine Months Ended September 30, 2021

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2020	203,816.771	$35,272,482	184,460.524	$22,915,191	4,671.470	$1,556,178	$59,743,851
Subscriptions	–	–	–	–	–	–	–
Redemptions	(3,043.519)	(538,957)	(3,178.647)	(411,629)	–	(692,262)	(1,642,848)
Incentive allocation	–	(424,238)	–	(268,024)	–	692,262	–
Net income	–	2,119,121	–	1,340,122	–	102,665	3,561,908
Members’ capital, March 31, 2021	200,773.252	36,428,408	181,281.877	23,575,660	4,671.470	1,658,843	61,662,911
Subscriptions	–	–	–	–	–	–	–
Redemptions	(5,148.509)	(949,508)	(10,229.362)	(1,366,841)	–	(163,263)	(2,479,612)
Incentive allocation	–	(101,431)	–	(61,832)	–	163,263	–
Net income	–	507,150	–	309,160	–	31,016	847,326
Members’ capital, June 30, 2021	195,624.743	35,884,619	171,052.515	22,456,147	4,671.470	1,689,859	$60,030,625
Subscriptions	–	–	–	–	–	–	–
Redemptions	(3,658.695)	(652,279)	(2,547.784)	(322,323)	–	–	(974,602)
Incentive allocation	–	–	–	–	–	–	–
Net loss	–	(758,762)	–	(517,959)	–	(27,139)	(1,303,860)
Members’ capital, September 30, 2021	191,966.048	$34,473,578	168,504.731	$21,615,865	4,671.470	$1,662,720	$57,752,163

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

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
	2021	2020
Cash flows provided by operating activities
Net income	$3,105,374	$6,421,899
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) allocated from investments in Master Funds	(4,418,993)	(7,166,378)
Net (income) allocated from investment in Graham Cash Assets LLC	(42,681)	(492,103)
Proceeds from sale of investments in Master Funds	49,925,428	49,538,983
Proceeds from sale of investment in Graham Cash Assets LLC	39,553,319	33,700,267
Purchases of investments in Master Funds	(45,092,154)	(40,931,275)
Purchases of investment in Graham Cash Assets LLC	(37,141,765)	(37,971,727)
Changes in assets and liabilities:
(Decrease) in accrued professional fees	(24,618)	(79,528)
(Decrease) increase in accrued advisory fees	(5,753)	1,524
(Decrease) increase in accrued sponsor fees	(3,461)	550
(Decrease) increase in accrued administrator’s fee	(563)	189
Net cash provided by operating activities	5,854,133	3,022,401

Cash flows used in financing activities
Subscriptions	–	–
Redemptions (net of redemptions payable)	(5,854,133)	(3,022,401)
Net cash used in financing activities	(5,854,133)	(3,022,401)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental cash flow information
Interest paid	$10,464	$10,279

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

September 30, 2021

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at September 30, 2021 and December 31, 2020. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices held. The Master Funds’ currency translation gains and losses are included in the statements of operations and incentive allocation within net realized gain (loss) and net (decrease) increase in unrealized appreciation on investments.

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

GAIT’s investments in the Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in the Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the nine months ended September 30, 2021 or the year ended December 31, 2020 by GAIT, the Master Funds, or Cash Assets.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the nine months ended September 30, 2021 and the year ended December 31, 2020 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $0 and $901,487 at September 30, 2021 and December 31, 2020, respectively. Graham Commodity Strategies LLC had no derivative instruments subject to credit risk related contingent features in a net liability position at September 30, 2021 and December 31, 2020.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX seats and the shares of the CME Group at fair value. As of September 30, 2021 and December 31, 2020, the two NYMEX seats were valued at $325,000 and $283,000, respectively, and the 30,000 shares of CME Group were valued at $5,801,400 and $5,461,500, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Chicago Mercantile Exchange Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Mercantile Exchange (“CME”). As a result of its membership, Graham Commodity Strategies LLC owns two CME seats and 2,232 shares of the CME Group. Graham Commodity Strategies LLC’s policy is to value the CME seats and the shares of the CME Group at fair value. As of September 30, 2021 and December 31, 2020, the two CME seats were valued at $489,000 and $295,050, respectively. As of September 30, 2021 and December 31, 2020, the 2,232 shares of CME Group were valued at $431,624 and $406,336, respectively.  The CME seats and shares are included within Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The CME seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the Chicago Mercantile Exchange (“CME”). As a result of its membership, Graham K4D Trading Ltd. owns one CME seat and 4,085 shares of the CME Group. Graham K4D Trading Ltd.’s policy is to value the CME seat and the shares of the CME Group at fair value. As of September 30, 2021 and December 31, 2020, the CME seat was valued at $65,750 and $51,000, respectively. As of September 30, 2021 and December 31, 2020, the 4,085 shares of the CME Group were valued at $789,957 and $743,674, respectively. The CME seats and shares are included in Exchange memberships on Graham K4D Trading Ltd.’s statement of financial condition. The CME seat and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Chicago Board of Trade Membership

Graham K4D Trading Ltd. is a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat (collectively, “CBOT memberships”). Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of September 30, 2021 and December 31, 2020, the two B-1/Full seats were valued at a total of $375,000 and $373,000, respectively, and the B-2/Associate seat was valued at $27,500 and $32,250, respectively, all of which are included in Exchange memberships on the statements of financial condition. Additionally, Graham K4D Trading Ltd. owns 970 shares of the CME Group as a result of its CBOT membership. Graham K4D Trading Ltd.’s policy is to value the CME Group shares at fair value. As of September 30, 2021 and December 31, 2020, the 970 shares of the CME Group were valued at $187,579 and $176,589, respectively. The CBOT memberships and shares of the CME Group are considered Level 1 assets as described in the Fair Value section of Note 2.

As of September 30, 2021, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the CBOT under Rule 106.S and owns 3,265 shares of the CME Group as a result of its CBOT membership. Graham Commodity Strategies LLC’s policy is to value the CME shares at fair value. As of September 30, 2021 and December 31, 2020, the 3,265 shares of the CME Group were valued at $631,386 and $594,393, respectively.  The CME Group shares are included in Exchange memberships on Graham Commodity LLC’s statement of financial condition. The CBOT memberships and CME seat are considered Level 1 assets as described in the Fair Value section of Note 2.

Commodity Exchange Membership

As of September 30, 2021, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Commodity Exchange (“COMEX”) and owns two COMEX seats. Graham Commodity Strategies LLC’s policy is to value the COMEX seats at fair value. As of September 30, 2021 and December 31, 2020, the two COMEX seats were valued at $180,000 and $177,000, respectively.  The COMEX seats are included in Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The COMEX seats are considered Level 1 assets as described in the Fair Value section of Note 2.

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

Cash and Cash Equivalents

GAIT classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents. Cash deposited with a bank is subject to credit risk. In the event of the bank's insolvency, recovery of the GAIT’s cash would be limited to account insurance or other protection afforded by such deposit. At September 30, 2021 and December 31, 2020, GAIT did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At September 30, 2021 and December 31, 2020, no accruals have been recorded by GAIT for indemnifications.

3. Investments in Master Funds

As of September 30, 2021 and December 31, 2020, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its Members’ Capital are individually identified. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management fees or incentive allocation, and all offer monthly subscriptions and redemptions.

September 30, 2021
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (nine months ended September 2021)

Global Macro Funds
Graham Commodity Strategies LLC	4.68%	$2,703,362	$3,558,238

Systematic Macro Funds
Graham K4D Trading Ltd.	5.76%	3,328,330	860,755
	10.44%	$6,031,692	$4,418,993

December 31, 2020
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss) (nine months ended September 2020)

Global Macro Funds
Graham Commodity Strategies LLC	3.52%	$2,103,213	$8,768,627

Systematic Macro Funds
Graham K4D Trading Ltd.	7.27%	4,342,854	(1,623,822)
	10.79%	$6,446,067	$7,144,805

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of September 30, 2021:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$66,204,504	$51,664,632
Derivative financial instruments, at fair value	29,064,737	2,915,002
Exchange memberships, at fair value	7,858,410	1,445,786
Interest receivable	2,138	439
Total assets	103,129,789	56,025,859

Liabilities:
Derivative financial instruments, at fair value	–	5,863,845
Interest payable	13,612	23,383
Total liabilities	13,612	5,887,228
Members’ Capital / Net Assets	$103,116,177	$50,138,631

Percentage of Master Fund held by GAIT	2.62%	6.64%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2021:

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Exchange memberships (cost $3,649,411)
United States (cost $3,649,411)
Financial services (cost $3,649,411)		$7,858,410	7.62%
Total exchange memberships		$7,858,410	7.62%

Derivative financial instruments
Long contracts
Futures
Commodity		$2,655,583	2.58%
Foreign index		(836,388)	(0.81)%
Interest rate		750,800	0.73%
U.S. bond
U.S. 2 yr December 2021	3,894	15,320	0.01%
U.S. Ultra bond December 2021	840	(7,015,844)	(6.80)%
U.S. index		37,651	0.04%
Total futures		(4,392,878)	(4.25)%

Forwards
Foreign currency		(2,883,554)	(2.80)%
Total forwards		(2,883,554)	(2.80)%

Options (cost $29,166,680)
Commodity futures		6,384,148	6.19%
Currency futures		11,731,373	11.37%
Interest rate futures		(7,184)	(0.01)%
U.S. bond futures
U.S. 10 yr October 2021, $132.25 Call	1	522,813	0.51%
U.S. 10 yr December 2021, $130.50 - $131.50 Put	2	2,358,016	2.29%
U.S. index futures		9,052,700	8.78%
Total options		30,041,866	29.13%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2021:

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$(133,367)	(0.13)%
Foreign bond		1,587,255	1.54%
Foreign index		(399,986)	(0.39)%
Interest rate		392,245	0.38%
U.S. bond
U.S. Ultra bond December 2021	(194)	(961,063)	(0.93)%
U.S. long bond December 2021	(246)	30,750	0.03%
U.S. 10 yr December 2021	(6,793)	439,047	0.43%
U.S. 5yr December 2021	(26,119)	8,531,484	8.27%
U.S. index		3,656,575	3.55%
Total futures		13,142,940	12.75%

Forwards
Foreign currency		2,468,671	2.39%
Total forwards		2,468,671	2.39%

Options (proceeds $7,382,329)
Commodity futures		(3,378,869)	(3.28)%
Currency futures		(1,330,425)	(1.29)%
Interest rate futures		38,711	0.04%
U.S. bond futures
U.S. 10 yr October 2021, $132.75 Call	(1)	(209,125)	(0.20)%
U.S. 10 yr December 2021, $128.50 Put	(1)	(450,000)	(0.44)%
U.S. index futures		(3,982,600)	(3.86)%
Total options		(9,312,308)	(9.03)%
Total derivative financial instruments		$29,064,737	28.19%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2021:

Description	Notional Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Exchange memberships (cost $1,924,208)
United States (cost $1,924,208)
Financial services (cost $1,924,208)		$1,445,786	2.88%
Total exchange memberships		$1,445,786	2.88%

Derivative financial instruments
Long contracts
Futures
Commodity		$5,838,762	11.64%
Currency		99,178	0.20%
Foreign bond		(7,180,447)	(14.32)%
Foreign index		(673,173)	(1.34)%
Interest rate		(199,907)	(0.40)%
U.S. bond		(3,694,135)	(7.37)%
U.S. index
Nasdaq 100 E-mini December 2021	231	(3,043,035)	(6.07)%
Other U.S. index		(2,533,649)	(5.05)%
Total futures		(11,386,406)	(22.71)%

Forwards
Euro dollar / U.S. dollar 12/15/2021	$26,122,000	(380,953)	(0.76)%
Other foreign currency		(2,130,542)	(4.25)%
Total forwards		(2,511,495)	(5.01)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2021:

Description	Notional Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$1,175,861	2.35%
Currency		28,535	0.06%
Foreign bond		40,446	0.08%
Foreign index		(56,244)	(0.11)%
Interest rate		913,873	1.82%
Total futures		2,102,471	4.20%

Forwards
U.S. dollar / Euro dollar 12/15/2021	$(172,347,000)	3,707,073	7.39%
Other foreign currency		5,139,514	10.25%
Total forwards		8,846,587	17.64%
Total derivative financial instruments		$(2,948,843)	(5.88)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of September 30, 2021:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$3,496,096	$9,341,592
Commodity futures options	6,384,148	–
Currency futures	–	148,919
Exchange memberships	7,858,410	1,445,786
Foreign bond futures	1,587,255	40,446
Foreign index futures	22,294	497,812
Interest rate futures	1,367,945	913,872
Interest rate futures options	1,339,224	–
U.S. bond futures	9,062,069	–
U.S. bond futures options	2,880,829	–
U.S. index futures	3,694,226	–
U.S. index futures options	9,052,700	–
Total Level 1	46,745,196	12,388,427

Level 2:
Foreign currency forwards	5,035,534	9,033,343
Foreign currency futures options	11,731,373	–
Total Level 2	16,766,907	9,033,343
Total investment related assets	$63,512,103	$21,421,770

Liabilities
Level 1:
Commodity futures	$(973,880)	$(2,326,969)
Commodity futures options	(3,378,869)	–
Currency futures	–	(21,206)
Foreign bond futures	–	(7,180,447)
Foreign index futures	(1,258,668)	(1,227,229)
Interest rate futures	(224,900)	(199,906)
Interest rate futures options	(1,307,697)	–
U.S. bond futures	(8,022,375)	(3,694,135)
U.S. bond futures options	(659,125)	–
U.S. index futures	–	(5,576,684)
U.S. index futures options	(3,982,600)	–
Total Level 1	(19,808,114)	(20,226,576)

Level 2:
Foreign currency forwards	(5,450,417)	(2,698,251)
Foreign currency futures options	(1,330,425)	–
Total Level 2	(6,780,842)	(2,698,251)
Total investment related liabilities	$(26,588,956)	$(22,924,827)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its average quarterly notional amounts and number of contracts for the nine months ended September 30, 2021. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at September 30, 2021 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$133,420,753	2,095	$(18,417,619)	(306)	$3,496,096	$(973,880)
Options (a)	62,228,178	2,335	(31,008,969)	(2,225)	6,384,148	(3,378,869)
	195,648,931	4,430	(49,426,588)	(2,531)	9,880,244	(4,352,749)

Equity price
Futures	232,703,557	2,028	(156,742,173)	(1,645)	3,716,520	(1,258,668)
Options (a)	109,372,065	2,499	(38,433,944)	(2,605)	9,052,700	(3,982,600)
	342,075,622	4,527	(195,176,117)	(4,250)	12,769,220	(5,241,268)
Foreign currency exchange rate
Forwards	1,153,467,422	N/A	(949,549,516)	N/A	5,035,534	(5,450,417)
Options (a)	738,113,569	31	(653,975,306)	(41)	11,731,373	(1,330,425)
	1,891,580,991	31	(1,603,524,822)	(41)	16,766,907	(6,780,842)

Interest rate
Futures	3,672,990,244	15,420	(5,742,453,720)	(33,306)	12,017,269	(8,247,275)
Options (a)	1,299,680,822	30,126	(1,494,861,556)	(31,211)	4,220,053	(1,966,822)
	4,972,671,066	45,546	(7,237,315,276)	(64,517)	16,237,322	(10,214,097)
Total	$7,401,976,610	54,534	$(9,085,442,803)	(71,339)	$55,653,693	$(26,588,956)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its average quarterly notional amounts and number of contracts for the nine months ended September 30, 2021. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at September 30, 2021 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$233,073,482	3,366	$(97,211,243)	(891)	$9,341,592	$(2,326,969)
	233,073,482	3,366	(97,211,243)	(891)	9,341,592	(2,326,969)

Equity price
Futures	253,291,429	1,507	(14,764,817)	(156)	497,812	(6,803,913)
	253,291,429	1,507	(14,764,817)	(156)	497,812	(6,803,913)
Foreign currency exchange rate
Forwards	219,489,632	N/A	(506,850,273)	N/A	9,033,343	(2,698,251)
Futures	5,096,061	50	(9,907,720)	(107)	148,919	(21,206)
	224,585,693	50	(516,757,993)	(107)	9,182,262	(2,719,457)

Interest rate
Futures	1,697,219,612	8,072	(459,829,403)	(2,960)	954,318	(11,074,488)
	1,697,219,612	8,072	(459,829,403)	(2,960)	954,318	(11,074,488)
Total	$2,408,170,216	12,995	$(1,088,563,456)	(4,114)	$19,975,984	$(22,924,827)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at September 30, 2021 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and derivative liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$55,653,693	$(26,588,956)	$29,064,737	$–	$29,064,737
Derivative liabilities	(26,588,956)	26,588,956	–		–

Graham K4D Trading Ltd.[2]
Derivative assets	$19,975,984	$(17,060,982)	$2,915,002	$–	$2,915,002
Derivative liabilities	(22,924,827)	17,060,982	(5,863,845)	5,863,845	–

1 Net derivative asset amounts presented in the statements of financial condition are held with three counterparties. At September 30, 2021, additional collateral pledged in the amount of $66,182,141 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

2 Net derivative asset and liability amounts presented in the statements of financial condition are held with two counterparties. At September 30, 2021, additional collateral pledged in the amount of $45,800,787 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended September 30, 2021:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment loss	$(8,180)	$(36,279)

Net realized loss on investments	(17,162,790)	(2,960,753)
Net increase (decrease) in unrealized appreciation on investments	11,134,791	(4,663,160)
Brokerage commissions and fees	(1,407,894)	(96,449)
Net loss on investments	(7,435,893)	(7,720,362)
Net loss	$(7,444,073)	$(7,756,641)

The following table summarizes the results of operations of each Master Fund for the nine months ended September 30, 2021:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment loss	$(33,915)	$(38,266)

Net realized gain on investments	132,850,045	29,199,472
Net increase (decrease) in unrealized appreciation on investments	12,238,325	(21,345,697)
Brokerage commissions and fees	(3,936,077)	(242,052)
Net gain on investments	141,152,293	7,611,723
Net income	$141,118,378	$7,573,457

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the gains and losses on all derivative instruments held by the Master Funds reported in net realized loss and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended September 30, 2021:

	Graham Commodity Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain (loss) on investments	Net increase (decrease) in unrealized appreciation on investments	Net realized gain (loss) on investments	Net increase (decrease) in unrealized appreciation on investments
Commodity price
Futures	$(2,605,574)	$574,119	$4,240,436	$5,735,283
Options	(2,610,623)	843,838	–	–
	(5,216,197)	1,417,957	4,240,436	5,735,283
Equity price
Futures	24,034,977	(604,225)	(1,217,779)	(7,785,755)
Options	2,601,118	(3,116,666)	–	–
	26,636,095	(3,720,891)	(1,217,779)	(7,785,755)
Foreign currency exchange rate
Forwards	19,135,238	(1,071,665)	1,619,350	4,375,767
Futures	–	–	(114,799)	201,388
Options	(12,877,402)	3,035,847	–	–
	6,257,836	1,964,182	1,504,551	4,577,155
Interest rate
Futures	(46,329,837)	12,639,325	(7,487,961)	(7,057,475)
Options	1,489,313	(557,440)	–	–
	(44,840,524)	12,081,885	(7,487,961)	(7,057,475)
Total	$(17,162,790)	$11,743,133	$(2,960,753)	$(4,530,792)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the gains and losses on all derivative instruments held by the Master Funds reported in net realized gain and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the nine months ended September 30, 2021:

	Graham Commodity Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain (loss) on investments	Net increase (decrease) in unrealized appreciation on investments	Net realized gain (loss) on investments	Net increase (decrease) in unrealized appreciation on investments
Commodity price
Futures	$24,442,275	$(1,029,560)	$38,057,940	$(4,850,589)
Options	(1,347,850)	2,427,920	–	–
	23,094,425	1,398,360	38,057,940	(4,850,589)
Equity price
Futures	68,394,792	1,615,741	21,551,267	(12,801,399)
Options	806,270	(884,118)	–	–
	69,201,062	731,623	21,551,267	(12,801,399)
Foreign currency exchange rate
Forwards	32,060,922	950,871	(3,614,587)	7,249,609
Futures	–	–	(443,979)	38,616
Options	(18,380,177)	(5,262,379)	–	–
	13,680,745	(4,311,508)	(4,058,566)	7,288,225
Interest rate
Futures	25,411,341	6,790,653	(26,394,240)	(11,019,286)
Options	7,874,310	576,228	–	–
	33,285,651	7,366,881	(26,394,240)	(11,019,286)
Total	$139,261,883	$5,185,356	$29,156,401	$(21,383,049)

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the gains and losses on all derivative instruments held by the Master Funds reported in net realized gain and net decrease in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended September 30, 2020:

	Graham Commodity Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain (loss) on investments	Net increase (decrease) in unrealized appreciation on investments	Net realized gain (loss) on investments	Net increase (decrease) in unrealized appreciation on investments
Commodity price
Futures	$37,203,822	$(10,582,026)	$6,629,939	$(3,422,354)
Options	894,535	(5,688,049)	–	–
	38,098,357	(16,270,075)	6,629,939	(3,422,354)
Equity price
Futures	50,019,385	(2,173,849)	5,435,792	143,240
Options	903,523	1,042,630	–	–
	50,922,908	(1,131,219)	5,435,792	143,240
Foreign currency exchange rate
Forwards	42,692,702	12,949,564	1,520,389	(2,883,976)
Futures	–	–	(2,509)	81,153
Options	3,620,486	44,610	–	–
	46,313,188	12,994,174	1,517,880	(2,802,823)
Interest rate
Futures	1,956,818	(719,951)	868,525	(989,594)
Options	(475,953)	(53,112)	–	–
	1,480,865	(773,063)	868,525	(989,594)
Total	$136,815,318	$(5,180,183)	$14,452,136	$(7,071,531)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the gains and losses on all derivative instruments held by the Master Funds reported in net realized gain (loss) and net (decrease) increase in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the nine months ended September 30, 2020:

	Graham Commodity Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain (loss) on investments	Net increase (decrease) in unrealized appreciation on investments	Net realized gain (loss) on investments	Net increase (decrease) in unrealized appreciation on investments
Commodity price
Futures	$89,974,294	$(9,212,733)	$13,924,038	$(3,750,803)
Options	5,737,044	(5,112,795)	–	–
	95,711,338	(14,325,528)	13,924,038	(3,750,803)
Equity price
Futures	111,825,117	3,369,095	(57,952,481)	486,180
Options	(16,467,547)	(233,938)	–	–
	95,357,570	3,135,157	(57,952,481)	486,180
Foreign currency exchange rate
Forwards	96,366,950	9,243,700	(10,846,601)	(681,865)
Futures	(2,697)	(11,107)	(183,756)	44,059
Options	(18,374,212)	(2,411,341)	–	–
	77,990,041	6,821,252	(11,030,357)	(637,806)
Interest rate
Futures	94,175,239	(1,954,950)	33,492,135	4,329,309
Options	11,263,870	410,969	–	–
Swaps	(257,037)	–	–	–
	105,182,072	(1,543,981)	33,492,135	4,329,309
Total	$374,241,021	$(5,913,100)	$(21,566,665)	$426,880

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. Federal government which generally range in maturity from one to thirty-four months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT’s investment in Cash Assets at September 30, 2021 and December 31, 2020 is $51,935,968 and $54,304,841 which represents a percentage of GAIT’s Members’ Capital of 89.93% and 90.90%, respectively.

GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis.  For the three and nine months ended September 30, 2021, the total amount recognized by GAIT with respect to its investment in Cash Assets was $10,047 and $42,681 respectively. For the three and nine months ended September 30,2020, the total amount recognized by GAIT with respect to its investment in Cash Assets was $117,948 and $492,103, respectively.  These amounts are included in interest income in the statements of operations and incentive allocation. At September 30, 2021 and December 31, 2020, GAIT owned approximately 0.85% and 0.97%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$944,850,445	$597,659,902
Investments in fixed income securities (amortized cost $5,521,185,478 and $4,972,093,470, respectively)	5,521,185,478	4,972,093,470
Interest receivable	16,878,020	14,546,327
Total assets	6,482,913,943	5,584,299,699

Liabilities:
Due to broker	401,804,699	-
Total liabilities	401,804,699	-

Members’ capital	$6,081,109,244	$5,584,299,699

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
4. Graham Cash Assets LLC (continued)

The following table summarizes the results of operations of Cash Assets for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net gain on investment
Net realized gain on investments	$-	$-	$-	$2,283,203
Net gain on investments	-	-	-	2,283,203

Investment income
Interest income	1,221,129	12,176,181	4,796,124	53,360,250
Total investment income	1,221,129	12,176,181	4,796,124	53,360,250

Expenses:
Bank fee expense	53,084	32,296	156,190	166,046
Total expenses	53,084	32,296	156,190	166,046
Net investment income	1,168,045	12,143,885	4,639,934	53,194,204
Net income	$1,168,045	$12,143,885	$4,639,934	$55,477,407

The following represents the condensed schedule of investments of Cash Assets as of September 30, 2021:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $5,521,185,478)
United States
Government Bonds (amortized cost $5,421,185,811)
U.S. Treasury bonds 1.50% due 11/30/2021	$400,000,000	$400,959,107	6.59%
U.S. Treasury bonds 2.00% due 12/31/2021	400,000,000	401,935,640	6.61%
U.S. Treasury bonds 0.13% – 2.88% due 10/15/2021 – 5/31/2023	4,600,000,000	4,618,291,064	75.95%
Total Government Bonds		5,421,185,811	89.15%

Treasury Bills (amortized cost $99,999,667)
U.S. Treasury bills 0.00% due 10/07/2021	100,000,000	99,999,667	1.64%
Total Treasury Bills		99,999,667	1.64%
Total United States		5,521,185,478	90.79%
Total Investments in Fixed Income Securities		$5,521,185,478	90.79%

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

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Assets
Level 2:
Fixed income securities
Government bonds	$5,421,185,811	$3,372,351,436
Treasury bills	99,999,667	1,599,742,034
Total fixed income securities	5,521,185,478	4,972,093,470
Total Level 2	5,521,185,478	4,972,093,470
Total assets	$5,521,185,478	$4,972,093,470

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

6. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. The Advisory Fees paid to the Manager for the nine months ended September 30, 2021 and 2020 were $661,150 and $628,085, respectively.

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager for the nine months ended September 30, 2021 and 2020 were $349,118 and $335,013, respectively.

Class 0	Class 2
0.50%	1.25%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
6. Fees and Related Party Transactions (continued)

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. The Incentive Allocation for the nine months ended September 30, 2021 and 2020 was $855,525 and $623,182, respectively.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

Administrator’s Fee

For the nine months ended September 30, 2021 and 2020, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $57,684 and $55,449, respectively.

7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. GAIT identifies its major tax jurisdictions as the U.S. for Federal tax purposes and Connecticut for state tax purposes. The Manager has evaluated GAIT’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the financial statements for all open tax years. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations and incentive allocation. No such interest and/or penalties were assessed to GAIT for the nine months ended September 30, 2021 and 2020.

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

9. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended September 30, 2021 and 2020:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, June 30, 2020	$159.54	$113.78
Net income:
Net investment loss	(2.90)	(1.13)
Net gain on investments	11.05	7.91
Net income	8.15	6.78
Net asset value per Unit, September 30, 2020	$167.69	$120.56

Net asset value per Unit, June 30, 2021	$183.44	$131.28
Net loss:
Net investment loss	(1.36)	(1.22)
Net loss on investments	(2.50)	(1.78)
Net loss	(3.86)	(3.00)
Net asset value per Unit, September 30, 2021	$179.58	$128.28

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the three months ended September 30, 2021 and 2020:

	Class 0		Class 2
	2021	2020	2021	2020

Total return before Incentive Allocation	(2.10)%	6.33%	(2.29)%	6.19%
Incentive Allocation	0.00	(1.22)	0.00	(0.23)
Total return after Incentive Allocation	(2.10)%	5.11%	(2.29)%	5.96%

Net investment loss before Incentive Allocation	(0.76)%	(0.52)%	(0.95)%	(0.71)%
Incentive Allocation	0.00	(1.22)	0.00	(0.23)
Net investment loss after Incentive Allocation	(0.76)%	(1.74)%	(0.95)%	(0.94)%

Total expenses before Incentive Allocation	0.77%	0.72%	0.96%	0.92%
Incentive Allocation	0.00	1.22	0.00	0.23
Total expenses after Incentive Allocation	0.77%	1.94%	0.96%	1.15%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
9. Financial Highlights (continued)

The following is the per Unit operating performance calculation for the nine months ended September 30, 2021 and 2020:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2019	$152.04	$108.35
Net income:
Net investment loss	(4.46)	(2.14)
Net gain on investments	20.11	14.35
Net income	15.65	12.21
Net asset value per Unit, September 30, 2020	$167.69	$120.56

Net asset value per Unit, December 31, 2020	$173.06	$124.23
Net income:
Net investment loss	(6.29)	(5.20)
Net gain on investments	12.81	9.25
Net income	6.52	4.05
Net asset value per Unit, September 30, 2021	$179.58	$128.28

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the nine months ended September 30, 2021 and 2020:

	Class 0		Class 2
	2021	2020	2021	2020

Total return before Incentive Allocation	5.35%	12.01%	4.84%	11.51%
Incentive Allocation	(1.58)	(1.72)	(1.58)	(0.24)
Total return after Incentive Allocation	3.77%	10.29%	3.26%	11.27%

Net investment loss before Incentive Allocation	(2.03)%	(1.08)%	(2.60)%	(1.64)%
Incentive Allocation	(1.48)	(1.72)	(1.46)	(0.24)
Net investment loss after Incentive Allocation	(3.51)%	(2.80)%	(4.06)%	(1.88)%

Total expenses before Incentive Allocation	2.09%	2.00%	2.66%	2.57%
Incentive Allocation	1.48	1.72	1.46	0.24
Total expenses after Incentive Allocation	3.57%	3.72%	4.12%	2.81%

Total return is calculated for Class 0 and Class 2 units taken as a whole and is not annualized. Total return is calculated as the change in total Members’ Capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital of GAIT, excluding that of the Managing Member, for the three and nine months ended September 30, 2021 and 2020 and are not annualized.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
10. Subsequent Events

GAIT had no subscriptions and redemptions of approximately $0.06 million from October 1, 2021 through November 15, 2021, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

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

For the three months ended September 30, 2021, the Blended Strategies Portfolio’s Members’ Capital decreased by $1,239,343 or -4.3%. The net decrease in the Blended Strategies Portfolio was attributable to redemptions totaling $615,063 or -2.1% and a net loss of $624,280 or -2.2%, for the period.

For the nine months ended September 30, 2021, the Blended Strategies Portfolio’s Members’ Capital decreased by $1,940,713 or -6.6%. The net decrease in the Blended Strategies Portfolio was attributable to redemptions totaling $3,033,588 or -10.4% partially offset by net income of $1,092,875 or 3.8%, for the period.

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

2021 Summary

Three Months Ended September 30, 2021

For the three months ended September 30, 2021, the Blended Strategies Portfolio experienced a net trading loss of $372,825. The trading results are attributable to the following sectors:

Agriculture / Softs	$(38,379)
Base Metals	(12,654)
Energy	415,024
Equities	(19,966)
Foreign Exchange	260,414
Long Term / Intermediate Rates	(913,480)
Precious Metals	(113,466)
Short Term Rates	49,682
$(372,825)

The Blended Strategies Portfolio recorded a net loss for the third quarter of 2021. Losses were focused in fixed income futures, primarily from positions on the long end of the yield curve in the U.S. with smaller losses in European bonds. The portfolio was virtually flat in equity index futures as losses in Asian and European benchmark indices more than offset gains in the U.S. In foreign exchange, the portfolio recorded gains primarily from positions in the euro versus the U.S. dollar. The portfolio also recorded gains in energy, which helped offset a portion of the overall losses for the period.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended September 30, 2021, Advisory Fees decreased by $6,803 or -6.1%, Sponsor Fees decreased by $4,071 or -6.8%, and Administrator’s Fees decreased by $660 or -6.9% in the Fund over the corresponding period of the preceding year. These decreases are attributable to lower net assets of the portfolio resulting from a net loss and redemptions for the period. During the same period, interest income decreased by $54,433 or -93.8%. Interest was earned on free cash at an average annualized yield of 0.08% for the three months ended September 30, 2021 compared to 0.89% for the same period in 2020.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended September 30, 2021 and 2020, the Incentive Allocation was $0 and $233,979, respectively. This was the result of the portfolio experiencing a net loss before incentive allocation for the three months ended September 30, 2021 while experiencing a net gain before incentive allocation for the three months ended September 30, 2020. As a result, there was no Incentive Allocation for the three months ended September 30, 2021.

Index
Nine Months Ended September 30, 2021

For the nine months ended September 30, 2021, the Blended Strategies Portfolio experienced net trading gains of $2,234,509. The trading results are attributable to the following sectors:

Agriculture / Softs	$547,749
Base Metals	357,171
Energy	1,122,586
Equities	1,481,247
Foreign Exchange	147,337
Long Term / Intermediate Rates	(1,326,006)
Precious Metals	(297,824)
Short Term Rates	202,249
$2,234,509

The Blended Strategies Portfolio recorded a net gain for the first three quarters of 2021. The majority of gains were focused in the commodity complex, most notably from positions in energy with further profits in agricultural commodities and base metals.  The portfolio also recorded profits in equity index futures, particularly from positions in U.S. benchmark indices. In foreign exchange, the portfolio recorded modest gains from positions in the euro, and to a lesser extent, the Australian dollar and Japanese yen, versus the U.S. dollar. The portfolio experienced losses in fixed income futures during the period, primarily from positions on the long end of the yield curve in the U.S. with smaller losses in Canada, Europe, and Australia.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the nine months ended September 30, 2021, Advisory Fees increased by $13,931 or 4.4%, Sponsor Fees increased by $5,812 or 3.4%, and Administrator’s Fees increased by $785 or 2.9% in the Fund over the corresponding period of the preceding year. These increases are attributable to higher net assets of the portfolio resulting from net income partially offset by redemptions for the period. During the same period, interest income decreased by $235,728 or -92.5%. Interest was earned on free cash at an average annualized yield of 0.10% for the nine months ended September 30, 2021 compared to 1.34% for the same period in 2020.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the nine months ended September 30, 2021 and 2020, the Incentive Allocation increased by $122,249 or 39.7%. This increase was the result of larger New High Net Trading Profits before incentive allocation for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of September 30, 2021 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	(14.1)%
Base Metals	(6.8)%
Energy	(81.7)%
Equities	122.6%
Foreign Exchange	(105.6)%
Long Term / Intermediate Rates	101.9%
Precious Metals	(13.1)%
Short Term Rates	96.8%
100.0%

Index
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

Blended Strategies Portfolio
September 30, 2021	10.49%
December 31, 2020	10.72%
September 30, 2020	9.94%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through September 30, 2021, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Based on their evaluation as of September 30, 2021, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to the Fund’s internal control over financial reporting during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our 2020 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2021, the Fund issued no Units with respect to the Blended Strategies Portfolio.

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2021	575.120	$ 176.52	N/A	N/A
August 1 – August 31, 2021	2,875.211	$ 178.61	N/A	N/A
September 1 – September 30, 2021	-	-	N/A	N/A
TOTAL	3,450.331	$ 178.26	N/A	N/A

1 Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None

Index
Item 6.	Exhibits

* 3.1	Certificate of Formation of Graham Alternative Investment Fund I LLC
** 3.1(a)	Amendment to Certificate of Formation of Graham Alternative Investment Fund I LLC
** 3.2	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC
*** 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Executive Officer)
*** 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Financial Officer)
*** 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Principal Financial Officer)
*** 101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
*** 101.SCH	Inline XBRL Taxonomy Extension Schema Document
*** 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*** 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*** 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*** 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010

**	Incorporated by reference to the Fund’s Form 8-K previously filed on April 11, 2013

***	Filed herewith

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2021	GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
BLENDED STRATEGIES PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

By:	/s/ Brian Douglas
Brian Douglas, Principal Executive Officer

By:	/s/ George Schrade
George Schrade, Principal Financial Officer