Form 10-Q
period 2022-06-30
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2022-08-15
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to

Commission File Number 0-53965
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
CORE MACRO PORTFOLIO
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
Yes ☐  No ☒
As of August 1, 2022, 160,436.096 Units of the Core Macro Portfolio were outstanding.

Index
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC

CORE MACRO PORTFOLIO
FORM 10-Q

PART II - Other Information		73

Exhibits		74

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification

Index
PART I
Item 1.	Financial Statements

Graham Alternative Investment Fund I LLC
Core Macro Portfolio (formerly known as Blended Strategies Portfolio)
Statements of Financial Condition
	June 30, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$29,711,303	$25,597,490
Redemptions receivable from Graham Alternative Investment Trading LLC	170,976	253,800
Total assets	$29,882,279	$25,851,290

Liabilities and members’ capital
Liabilities:
Redemptions payable	$170,976	$253,800
Total liabilities	170,976	253,800

Members’ capital:
Class 0 Units (76,169.919 and 83,586.118 units issued and outstanding at $217.96 and $176.27, respectively)	16,602,091	14,734,016
Class 2 Units (84,548.290 and 86,438.110 units issued and outstanding at $155.05 and $125.68, respectively)	13,109,212	10,863,474
Total members’ capital	29,711,303	25,597,490
Total liabilities and members’ capital	$29,882,279	$25,851,290

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

Unaudited Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net gain allocated from investment in Graham Alternative Investment Trading LLC:
Net realized gain on investment	$4,320,243	$737,956	$7,974,186	$3,221,748
Net decrease in unrealized appreciation on investment	(1,109,404)	(61,692)	(455,460)	(614,414)
Brokerage commissions and fees	(29,839)	(22,532)	(52,656)	(40,862)
Net gain allocated from investment in Graham Alternative Investment Trading LLC	3,181,000	653,732	7,466,070	2,566,472

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	37,514	4,607	47,180	15,469

Expenses:
Incentive allocation	596,349	84,181	1,198,354	429,807
Advisory fees	112,856	113,681	215,874	223,602
Sponsor fees	62,109	60,608	118,332	119,431
Professional fees	49,325	51,834	81,453	69,623
Administrator’s fee	9,362	9,636	18,103	18,948
Interest expense	1,581	1,681	3,184	3,375
Operating expenses	1,538	–	1,538	–
Total expenses	833,120	321,621	1,636,838	864,786
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(795,606)	(317,014)	(1,589,658)	(849,317)
Net income	$2,385,394	$336,718	$5,876,412	$1,717,155

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

Unaudited Statements of Changes in Members’ Capital

For the Three and Six Months Ended June 30, 2022

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2021	83,586.118	$14,734,016	86,438.110	$10,863,474	$25,597,490
Subscriptions	–	–	–	–	–
Redemptions	(2,813.134)	(531,377)	(1,889.820)	(250,000)	(781,377)
Net income	–	2,012,269	–	1,478,749	3,491,018
Members’ capital, March 31, 2022	80,772.984	16,214,908	84,548.290	12,092,223	28,307,131
Subscriptions	–	–	–	–	–
Redemptions	(4,603.065)	(981,222)	–	–	(981,222)
Net income	–	1,368,405	–	1,016,989	2,385,394
Members’ capital, June 30, 2022	76,169.919	$16,602,091	84,548.290	$13,109,212	$29,711,303

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

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

Index
Graham Alternative Investment Fund I LLC
Core Macro Portfolio (formerly known as Blended Strategies Portfolio)
Unaudited Statements of Cash Flows
	Six Months Ended June 30,
	2022	2021
Cash flows provided by operating activities
Net income	$5,876,412	$1,717,155
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) allocated from investment in Graham Alternative Investment Trading LLC	(5,876,412)	(1,717,155)
Proceeds from sale of investment in Graham Alternative Investment Trading LLC	1,845,423	2,010,749
Net cash provided by operating activities	1,845,423	2,010,749

Cash flows used in financing activities
Subscriptions	–	–
Redemptions (net of redemptions payable)	(1,845,423)	(2,010,749)
Net cash used in financing activities	(1,845,423)	(2,010,749)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

Notes to Unaudited Financial Statements

June 30, 2022
1. Organization and Business

The Core Macro Portfolio (the “Fund”) is a series of Graham Alternative Investment Fund I LLC (“GAIF I”), a Delaware Series Limited Liability Company established through an amendment to the certificate of formation, effective March 28, 2013. Prior to March 28, 2013, GAIF I was organized as a Delaware Limited Liability Company which was formed on May 16, 2006 and commenced operations on August 1, 2006. GAIF I is registered as a commodity pool and as such is subject to the oversight and jurisdiction of the U.S. Commodity Futures Trading Commission (“CFTC”). Effective May 2, 2022, the Fund name was changed from the Blended Strategies Portfolio to Core Macro Portfolio.

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

The Fund will terminate on December 31, 2050 or at an earlier date if certain conditions occur as outlined in the Amended and Restated Limited Liability Company Agreement (“LLC Agreement”) of the Fund.

The performance of the Fund is directly affected by the performance of GAIT; therefore, these financial statements should be read in conjunction with the attached financial statements of GAIT, including the condensed schedules of investments.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

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

At June 30, 2022 and December 31, 2021, the Fund owned 45.83% and 46.20%, respectively of GAIT.

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

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the six months ended June 30, 2022 or the year ended December 31, 2021 by the Fund, GAIT, the Master Funds or Cash Assets.

Cash and Cash Equivalents

The Fund classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents on the statements of financial condition. Cash deposited with a bank is subject to credit risk. In the event of the bank's insolvency, recovery of the Fund's cash would be limited to account insurance or other protection afforded by such deposit, which could be substantially less than the amount deposited. At June 30, 2022 and December 31, 2021, the Fund did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At June 30, 2022 and December 31, 2021, no accruals have been recorded by the Fund for indemnifications.

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

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

Notes to Unaudited Financial Statements (continued)
3. Capital Accounts (continued)

Subscriptions

Units may be purchased at a price equal to the Net Asset Value per Unit of the relevant Class as of the immediately preceding Valuation Day, as defined in the LLC Agreement. The minimum initial subscription from each investor in each Class is $10,000. Members may subscribe for additional Units in a minimum amount of not less than $5,000. Any initial or additional cash received prior to or on June 30, 2022, if any, for Fund shares related to the subsequent period is considered a subscription received in advance on June 30, 2022. The new subscription does not receive an allocation of income or expense from the Fund and is recorded as a liability on the statement of financial condition as subscriptions received in advance.

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

4. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. For the six months ended June 30, 2022 and 2021, the Advisory Fees allocated to the Fund by each Class of GAIT totaled $215,874 and $223,602, respectively.

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the six months ended June 30, 2022 and 2021, the Sponsor Fees allocated to the Fund by each Class of GAIT totaled $118,332 and $119,431, respectively.

Class 0	Class 2
0.50%	1.25%

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

Notes to Unaudited Financial Statements (continued)
4. Fees and Related Party Transactions (continued)

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of Members’ Capital redeemed from such class bears to the Members’ Capital of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to Graham Capital LLC. For the six months ended June 30, 2022 and 2021, Incentive Allocation of $1,198,354 and $429,807, respectively were allocated to the Fund by GAIT.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

Administrator’s Fee

For the six months ended June 30, 2022 and 2021, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the six months ended June 30, 2022 and 2021 were $18,103 and $18,948, respectively.

Professional Fees

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the Fund’s audit, tax and legal fees (“professional fees”). The total professional fees allocated to the Fund by GAIT for the six months ended June 30, 2022 and 2021 were $81,453 and $69,623, respectively.

Operating Expenses

In accordance with the LLC Agreement dated May 2, 2022, GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the Fund’s investments, operations and business (“operating expenses”).  For the period from June 1, 2022 through June 30, 2022, GAIT reimbursed the Manager for operating expenses which were comprised of market data and technology costs associated with its assets allocated to the various Master Funds. The total operating expenses allocated to the Fund by GAIT for the period from June 1, 2022 through June 30, 2022 was $1,538. There were no such expenses allocated to the Fund by GAIT for the six months ended June 30, 2021.

5. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of the Fund’s income and expenses for income tax purposes.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

Notes to Unaudited Financial Statements (continued)
5. Income Taxes (continued)

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Fund identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated the Fund’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-U.S. jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations. No such interest and/or penalties were assessed to the Fund for the six months ended June 30, 2022 and 2021.

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

7. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended June 30, 2022 and 2021:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, March 31, 2021	$181.44	$130.05
Net income:
Net investment loss	(1.82)	(1.57)
Net gain on investments	3.82	2.80
Net income	2.00	1.23
Net asset value per Unit, June 30, 2021	$183.44	$131.28

Net asset value per Unit, March 31, 2022	$200.75	$143.02
Net income:
Net investment loss	(5.66)	(4.19)
Net gain on investments	22.87	16.22
Net income	17.21	12.03
Net asset value per Unit, June 30, 2022	$217.96	$155.05

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

Notes to Unaudited Financial Statements (continued)
7. Financial Highlights (continued)

The following represents ratios to average Members’ Capital and total return for the three months ended June 30, 2022 and 2021:

	Class 0		Class 2
	2022	2021	2022	2021

Total return before Incentive Allocation	10.81%	1.40%	10.52%	1.25%
Incentive Allocation	(2.24)	(0.30)	(2.11)	(0.30)
Total return after Incentive Allocation	8.57%	1.10%	8.41%	0.95%

Net investment loss before Incentive Allocation	(0.60)%	(0.71)%	(0.79)%	(0.90)%
Incentive Allocation	(2.09)	(0.28)	(2.01)	(0.28)
Net investment loss after Incentive Allocation	(2.69)%	(0.99)%	(2.80)%	(1.18)%

Total expenses before Incentive Allocation	0.73%	0.72%	0.92%	0.92%
Incentive Allocation	2.09	0.28	2.01	0.28
Total expenses after Incentive Allocation	2.82%	1.00%	2.93%	1.20%

The following is the per Unit operating performance calculation for the six months ended June 30, 2022 and 2021:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2020	$173.06	$124.23
Net income:
Net investment loss	(4.92)	(3.99)
Net gain on investments	15.30	11.04
Net income	10.38	7.05
Net asset value per Unit, June 30, 2021	$183.44	$131.28

Net asset value per Unit, December 31, 2021	$176.27	$125.68
Net income:
Net investment loss	(11.19)	(8.22)
Net gain on investments	52.88	37.59
Net income	41.69	29.37
Net asset value per Unit, June 30, 2022	$217.96	$155.05

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

Notes to Unaudited Financial Statements (continued)
7. Financial Highlights (continued)
The following represents ratios to average Members’ Capital and total return for the six months ended June 30, 2022 and 2021:

	Class 0		Class 2
	2022	2021	2022	2021

Total return before Incentive Allocation	28.83%	7.60%	28.10%	7.27%
Incentive Allocation	(5.18)	(1.60)	(4.73)	(1.60)
Total return after Incentive Allocation	23.65%	6.00%	23.37%	5.67%

Net investment loss before Incentive Allocation	(1.24)%	(1.27)%	(1.62)%	(1.66)%
Incentive Allocation	(4.39)	(1.47)	(4.18)	(1.45)
Net investment loss after Incentive Allocation	(5.63)%	(2.74)%	(5.80)%	(3.11)%

Total expenses before Incentive Allocation	1.41%	1.32%	1.78%	1.71%
Incentive Allocation	4.39	1.47	4.18	1.45
Total expenses after Incentive Allocation	5.80%	2.79%	5.96%	3.16%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total Members’ Capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses, and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital for Class 0 and Class 2 Units of the Fund for the three and six months ended June 30, 2022 and 2021 and are not annualized.

8. Subsequent Events

The Fund had no subscriptions and redemptions of approximately $0.06 million from July 1, 2022 through August 15, 2022, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	June 30, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets
Investments in Master Funds, at fair value	$4,188,818	$4,769,945
Investment in Graham Cash Assets LLC, at fair value	62,896,150	51,121,197
Receivable from Master Funds	40	44
Total assets	$67,085,008	$55,891,186

Liabilities and members’ capital
Liabilities:
Redemptions payable	$2,016,186	$263,800
Accrued professional fees	109,479	114,472
Accrued advisory fees	79,894	68,959
Accrued sponsor fees	42,780	36,436
Accrued administrator’s fee	6,968	6,154
Accrued operating expenses	3,371	–
Payable to Master Funds	23	825
Total liabilities	2,258,701	490,646

Members’ capital:
Class 0 Units (169,982.846 and 185,533.074 units issued and outstanding at $217.96 and $176.27 per unit, respectively)	37,049,688	32,704,572
Class 2 Units (165,367.572 and 167,534.772 units issued and outstanding at $155.05 and $125.68 per unit, respectively)	25,640,210	21,055,621
Class M Units (4,671.470 units issued and outstanding at $457.33 and $351.14 per unit, respectively)	2,136,409	1,640,347
Total members’ capital	64,826,307	55,400,540
Total liabilities and members’ capital	$67,085,008	$55,891,186

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	June 30, 2022 (Unaudited)		December 31, 2021 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$1,957,811	3.01%	$1,849,637	3.34%
Graham Derivatives Strategies LLC	470,490	0.73%	–	0.00%
Graham K4D Trading Ltd.	1,760,517	2.72%	2,920,308	5.27%
Total investments in Master Funds	$4,188,818	6.46%	$4,769,945	8.61%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net gain allocated from investments in Master Funds:
Net realized gain on investments	$9,492,282	$1,516,330	$17,473,733	$6,611,797
Net decrease in unrealized appreciation on investments	(2,438,962)	(152,855)	(1,016,446)	(1,275,465)
Brokerage commissions and fees	(65,652)	(46,615)	(115,508)	(84,261)
Net gain allocated from investments in Master Funds	6,987,668	1,316,860	16,341,779	5,252,071

Net investment income (loss) allocated from investments in Master Funds	232	(764)	(3,574)	(1,001)

Investment income:
Interest income	82,257	10,276	107,069	32,634

Expenses:
Advisory fees	240,555	228,390	458,706	448,220
Sponsor fees	128,084	120,584	243,490	237,224
Professional fees	108,449	106,696	177,834	143,047
Administrator’s fee	20,606	19,904	39,689	39,028
Interest expense	3,479	3,472	6,979	6,951
Operating expenses	3,371	–	3,371	–
Total expenses	504,544	479,046	930,069	874,470
Net investment loss of the Fund	(422,287)	(468,770)	(823,000)	(841,836)

Net income	6,565,613	847,326	15,515,205	4,409,234

Incentive allocation	(1,269,671)	(163,263)	(2,550,314)	(855,525)

Net income available for pro-rata allocation to all members	$5,295,942	$684,063	$12,964,891	$3,553,709

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the Three and Six Months Ended June 30, 2022

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2021	185,533.074	$32,704,572	167,534.772	$21,055,621	4,671.470	$1,640,347	$55,400,540
Subscriptions	–	–	–	–	–	–	–
Redemptions	(2,813.134)	(531,377)	(2,167.200)	(287,440)	–	(1,280,643)	(2,099,460)
Incentive allocation	–	(794,593)	–	(486,050)	–	1,280,643	–
Net income	–	5,301,831	–	3,368,961	–	278,800	8,949,592
Members’ capital, March 31, 2022	182,719.940	36,680,433	165,367.572	$23,651,092	4,671.470	$1,919,147	$62,250,672
Subscriptions	–	–	–	–	–	–	–
Redemptions	(12,737.094)	(2,720,307)	–	–	–	(1,269,671)	(3,989,978)
Incentive allocation	–	(772,392)	–	(497,279)	–	1,269,671	–
Net income	–	3,861,954	–	2,486,397	–	217,262	6,565,613
Members’ capital, June 30, 2022	169,982.846	$37,049,688	165,367.572	$25,640,210	4,671.470	$2,136,409	$64,826,307

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

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

 Unaudited Statements of Cash Flows

	Six Months Ended June 30,
	2022	2021
Cash flows provided by operating activities
Net income	$15,515,205	$4,409,234
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) allocated from investments in Master Funds	(16,338,205)	(5,251,070)
Net (income) allocated from investment in Graham Cash Assets LLC	(107,069)	(32,634)
Proceeds from sale of investments in Master Funds	39,890,240	35,557,695
Proceeds from sale of investment in Graham Cash Assets LLC	18,117,424	28,466,809
Purchases of investments in Master Funds	(22,971,706)	(31,949,856)
Purchases of investment in Graham Cash Assets LLC	(29,785,308)	(27,262,735)
Changes in assets and liabilities:
Decrease in accrued professional fees	(4,993)	(46,864)
Increase (decrease) in accrued advisory fees	10,935	(1,760)
Increase (decrease) in accrued sponsor fees	6,344	(1,462)
Increase (decrease) in accrued administrator’s fee	814	(262)
Increase in accrued operating expenses	3,371	–
Net cash provided by operating activities	4,337,052	3,887,095

Cash flows used in financing activities
Subscriptions	–	–
Redemptions (net of redemptions payable)	(4,337,052)	(3,887,095)
Net cash used in financing activities	(4,337,052)	(3,887,095)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental cash flow information
Interest paid	$6,979	$6,951

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

June 30, 2022

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

Graham Alternative Investment Fund I LLC Core Macro Portfolio (formerly known as Blended Strategies Portfolio) and Graham Alternative Investment Fund II LLC Core Macro Portfolio (formerly known as Blended Strategies Portfolio) (through its investment in Graham Alternative Investment Ltd.) are the primary investors of GAIT.

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at June 30, 2022 and December 31, 2021. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices of investments held. The Master Funds’ currency translation gains and losses are included in the statements of operations and incentive allocation within net realized gain and net (decrease) increase in unrealized appreciation on investments.

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

GAIT’s investments in the Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in the Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the six months ended June 30, 2022 or the year ended December 31, 2021 by GAIT, the Master Funds, or Cash Assets.

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

Unrealized appreciation and depreciation from derivative financial instruments are recorded based on changes in their fair value. Realized gains and losses are recorded when the positions are closed. All unrealized and realized gains and losses related to derivative financial instruments are included in net realized gain and net decrease in unrealized appreciation on investments in the Master Funds’ statements of operations.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the six months ended June 30, 2022 and the year ended December 31, 2021 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $0 and $2,342,440 at June 30, 2022 and December 31, 2021, respectively. Graham Commodity Strategies LLC had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $0 and $280,016 at June 30, 2022 and December 31, 2021. Graham Derivatives Strategies LLC had no derivative instruments subject to credit risk related contingent features in a net liability position at June 30, 2022.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX seats and the shares of the CME Group at fair value. As of June 30, 2022 and December 31, 2021, the two NYMEX seats were valued at $297,000 and $315,000, respectively, and the 30,000 shares of CME Group were valued at $6,141,000 and $6,853,800, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Chicago Mercantile Exchange Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Mercantile Exchange (“CME”). As a result of its membership, Graham Commodity Strategies LLC owns two CME seats and 2,232 shares of the CME Group. Graham Commodity Strategies LLC’s policy is to value the CME seats and the shares of the CME Group at fair value. As of June 30, 2022 and December 31, 2021, the two CME seats were valued at $512,250 and $464,500, respectively, and the 2,232 shares of CME Group were valued at $456,890 and $509,923, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The CME seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the CME. As a result of its membership, Graham K4D Trading Ltd. owns one CME seat and 4,085 shares of the CME Group. Graham K4D Trading Ltd.’s policy is to value the CME seat and the shares of the CME Group at fair value. As of June 30, 2022 and December 31, 2021, the CME seat was valued at $158,250 and $112,000, respectively, and the 4,085 shares of the CME Group were valued at $836,200 and $933,259, respectively, all of which are included in Exchange memberships on Graham K4D Trading Ltd.’s statement of financial condition. The CME seat and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Chicago Board of Trade Membership

As of June 30, 2022, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns 3,265 shares of the CME Group as a result of its CBOT membership. Graham Commodity Strategies LLC’s policy is to value the CME shares at fair value. As of June 30, 2022 and December 31, 2021, the 3,265 shares of the CME Group were valued at $668,346 and $745,922, respectively, all of which are included in Exchange memberships on Graham Commodity LLC’s statement of financial condition. The CME shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT, is also a member of the CBOT under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat (collectively, “CBOT memberships”). Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of June 30, 2022 and December 31, 2021, the two B-1/Full seats were valued at a total of $550,000 and $413,500, respectively, and the B-2/Associate seat was valued at $79,000 and $47,500, respectively, all of which are included in Exchange memberships on the statements of financial condition. Additionally, Graham K4D Trading Ltd. owns 970 shares of the CME Group as a result of its CBOT membership. Graham K4D Trading Ltd.’s policy is to value the CME Group shares at fair value. As of June 30, 2022 and December 31, 2021, the 970 shares of the CME Group were valued at $198,559 and $221,606, respectively. The CBOT memberships and shares of the CME Group are considered Level 1 assets as described in the Fair Value section of Note 2.

Commodity Exchange Membership

As of June 30, 2022, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Commodity Exchange (“COMEX”) and owns two COMEX seats. Graham Commodity Strategies LLC’s policy is to value the COMEX seats at fair value. As of June 30, 2022 and December 31, 2021, the two COMEX seats were valued at $193,000 and $196,000 in total and is included in Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The COMEX seats are considered Level 1 assets as described in the Fair Value section of Note 2.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Fixed Income Securities

The fixed income securities positions held by the Master Funds, when applicable, are valued at the mean between the last reported bid and ask quotations received from independent brokers. GAIT is exposed to credit risk relating to whether the issuers will meet their obligations when they come due until the fixed income securities held by the Master Funds are sold or reach maturity.

Cash and Cash Equivalents

GAIT classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents. Cash deposited with a bank is subject to credit risk. In the event of the bank's insolvency, recovery of the GAIT’s cash would be limited to account insurance or other protection afforded by such deposit.  At June 30, 2022 and December 31, 2021, GAIT did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At June 30, 2022 and December 31, 2021, no accruals have been recorded by GAIT for indemnifications.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds

As of June 30, 2022 and December 31, 2021, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management fees or incentive allocation, and all offer monthly subscriptions and redemptions.

June 30, 2022
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (six months ended June 2022)

Global Macro Funds
Graham Commodity Strategies LLC	3.01%	$1,957,811	$7,005,331
Graham Derivatives Strategies LLC	0.73%	470,490	2,155,661

Systematic Macro Funds
Graham K4D Trading Ltd.	2.72%	1,760,517	7,177,213
	6.46%	$4,188,818	$16,338,205

December 31, 2021
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (six months ended June 2021)

Global Macro Funds
Graham Commodity Strategies LLC	3.34%	$1,849,637	$3,854,656

Systematic Macro Funds
Graham K4D Trading Ltd.	5.27%	2,920,308	1,396,414
	8.61%	$4,769,945	$5,251,070

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of June 30, 2022:

	Graham Commodity Strategies LLC (Delaware)	Graham Derivatives Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$71,053,716	$3,290,536	$27,042,207
Derivative financial instruments, at fair value	6,311,153	16,014,901	1,466,427
Exchange memberships, at fair value	8,268,486	–	1,822,009
Interest receivable	17,720	3,194	10,164
Total assets	85,651,075	19,308,631	30,340,807

Liabilities:
Derivative financial instruments, at fair value	3,606,289	–	6,911,736
Interest payable	12,056	3,044	11,161
Total liabilities	3,618,345	3,044	6,922,897
Members’ Capital / Net Assets	$82,032,730	$19,305,587	$23,417,910

Percentage of Master Fund held by GAIT	2.39%	2.44%	7.52%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2022:

Description	Number of Contracts / National Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Exchange memberships (cost $3,649,411)
United States (cost $3,649,411)
Financial services (cost $3,649,411)		$8,268,486	10.08%
Total exchange memberships		$8,268,486	10.08%

Derivative financial instruments
Long contracts
Futures
Commodity		$(6,302,267)	(7.68)%
Foreign bond
Euro-Bund September 2022	229	628,722	0.77%
Other foreign bond		324,452	0.40%
Foreign index		13,171	0.02%
Interest rate		360,396	0.44%
U.S. bond
U.S. 10yr Note September 2022	3,539	4,873,514	5.94%
U.S. 5yr Note September 2022	4,110	3,815,595	4.65%
U.S. long bond CBT September 2022	17	11,625	0.01%
U.S. index		1,135,540	1.38%
Total futures		4,860,748	5.93%

Forwards
Korean won / U.S. dollar 07/08/2022 - 09/21/2022	KRW 134,385,588,416	308,108	0.38%
Other foreign currency		(7,946,803)	(9.69)%
Total forwards		(7,638,695)	(9.31)%

Options (cost $5,250,147)
Commodity futures		146,500	0.18%
Currency futures		305,512	0.37%
Interest rate futures		(1,970,938)	(2.40)%
U.S. index futures		4,038,280	4.92%
Total options		2,519,354	3.07%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2022:

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$(214,095)	(0.26)%
Foreign bond
Euro-Bobl September 2022	(3,900)	(6,852,621)	(8.35)%
Euro-Bund September 2022	(1,840)	(4,596,987)	(5.60)%
Euro-Schatz September 2022	(2,597)	(60,718)	(0.07)%
Other foreign bond		(576,682)	(0.71)%
Foreign index		647,197	0.79%
Interest rate		(61,782)	(0.08)%
U.S. bond
U.S. 10yr Ultra bond September 2022	(453)	149,125	0.18%
U.S. index		3,930,150	4.79%
Total futures		(7,636,413)	(9.31)%

Forwards
U.S. dollar / Korean won 7/08/2022 - 9/21/2022	KRW (269,531,843,646)	5,250,177	6.40%
Other foreign currency		5,570,085	6.79%
Total forwards		10,820,262	13.19%

Options (proceeds $470,301)
Commodity futures		(32,500)	(0.04)%
Interest rate futures		995,988	1.21%
U.S. index futures		(1,183,880)	(1.44)%
Total options		(220,392)	(0.27)%
Total derivative financial instruments		$2,704,864	3.30%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2022:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC
Derivative financial instruments
Long contracts
Futures
U.S. bond
U.S 10yr Note September 2022	64	$18,812	0.10%
U.S. index		(16,450)	(0.09)%
Total futures		2,362	0.01%

Forwards
Foreign currency		(654,145)	(3.39)%
Total forwards		(654,145)	(3.39)%

Options (cost $52,491,672)
Commodity futures
Crude oil December 2022, $57.50 Put	1	1,793,220	9.29%
Crude oil December 2022, $70.50 Put	1	3,579,600	18.54%
Crude oil December 2022, $85.50 Put	1	8,162,400	42.28%
Currency futures
Euro / U.S. dollar November 2022, $0.97 Put	1	1,190,045	6.16%
Euro / U.S. dollar April 2023, $0.95 Put	1	1,260,261	6.53%
Euro / U.S. dollar July 2022 - November 2022, $0.97 - $1.04 Put	3	1,208,378	6.26%
Euro / U.S. dollar July 2022, $1.22 Call	1	–	0.00%
U.S. dollar / Japanese yen July 2022, $125.25 Call	1	14,377,005	74.47%
U.S. dollar / Japanese yen July 2022, $128.25 Call	1	10,370,089	53.72%
U.S. dollar / Japanese yen July 2022 - April 2023, $136.25 - $140.50 Call	4	2,447,349	12.68%
U.S. dollar / Japanese yen October 2022, $139.50 Call	1	2,155,698	11.17%
U.S. dollar / Japanese yen October 2022, $127.00 Put	1	1,111,221	5.76%
U.S. dollar / Japanese yen November 2022, $131.50 Put	1	653,999	3.39%
U.S. dollar / Mexican peso April 2023, $18.75 Put	1	759,400	3.93%
U.S. dollar / Mexican peso November 2022, $19.40 Put	1	1,659,339	8.60%
Other currency futures		2,108,053	10.91%
Interest rate futures
IMM Euro December 2022, $98.75 Call	1	875,219	4.53%
U.S. bond futures
U.S. 10yr future August 2022, $118.50 Call	1	3,621,875	18.76%
U.S. index futures
S&P E-mini July 2022, $3,600.00 Put	1	2,062,925	10.69%
S&P E-mini September 2022, $3,600.00 Put	1	4,151,500	21.50%
S&P E-mini September 2022, $4,300.00 Call	1	560,500	2.90%
S&P E-mini July 2022, $3,605.00 Put	1	553,613	2.87%
Total options		64,661,689	334.94%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2022:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
S&P 500 E-mini September 2022	(38)	$43,500	0.23%
Total futures		43,500	0.23%

Forwards
Foreign currency		180,366	0.93%
Total forwards		180,366	0.93%

Options (proceeds $37,329,502)
Commodity futures
Crude oil December 2022, $50.50 Put	(1)	(1,128,600)	(5.85)%
Crude oil December 2022, $75.50 Put	(1)	(6,988,960)	(36.20)%
Crude oil December 2022, $80.50 Put	(1)	(3,350,080)	(17.35)%
Currency futures
Euro / U.S. dollar August 2022, $1.00 Put	(1)	(129,276)	(0.67)%
U.S. dollar / Japanese yen July 2022, $125.25 Call	(1)	(14,377,005)	(74.47)%
U.S. dollar / Japanese yen July 2022, $128.25 Call	(1)	(10,370,089)	(53.72)%
U.S. dollar / Japanese yen July 2022 - August 2022, $136.25 - $143.25 Call	(3)	(1,383,048)	(7.16)%
U.S. dollar / Japanese yen October 2022, $139.50 Call	(1)	(2,155,698)	(11.17)%
U.S. dollar / Japanese yen November 2022, $128.50 Put	(1)	(341,396)	(1.77)%
U.S. dollar / Mexican peso November 2022, $18.95 Put	(1)	(868,502)	(4.50)%
Other currency futures		(870,397)	(4.50)%
Interest rate futures
IMM Euro December 2022, $98.50 Call	(1)	(1,003,950)	(5.20)%
U.S. bond futures
U.S. 10yr August 2022, $120.50 Call	(1)	(1,068,750)	(5.54)%
U.S. index futures
S&P E-mini September 2022, $3,400.00 Put	(1)	(2,394,000)	(12.40)%
S&P E-mini September 2022, $4,200.00 Call	(1)	(997,500)	(5.17)%
S&P E-mini July 2022, $3,450.00 Put	(1)	(735,300)	(3.81)%
S&P E-mini July 2022, $3,505.00 Put	(1)	(56,320)	(0.29)%
Total options		(48,218,871)	(249.77)%
Total derivative financial instruments		$16,014,901	82.95%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2022:

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Exchange memberships (cost $1,924,208)
United States (cost $1,924,208)
Financial services (cost $1,924,208)		$1,822,009	7.78%
Total exchange memberships		$1,822,009	7.78%

Derivative financial instruments
Long contracts
Futures
Commodity
Brent Crude September 2022	109	$(673,417)	(2.88)%
Gasoline Rbob August 2022	102	(1,074,003)	(4.59)%
Low Sulphur Gasoil August 2022	101	(1,267,250)	(5.41)%
Natural Gas August 2022	102	(1,763,486)	(7.53)%
NY Harbor ULSD August 2022	69	(1,272,503)	(5.43)%
WTI Crude August 2022	100	(860,160)	(3.67)%
Other commodity		(6,066,616)	(25.91)%
Currency		123,823	0.53%
Foreign bond		199,071	0.85%
Foreign index		(756,171)	(3.23)%
Interest rate		388,861	1.66%
U.S. bond		1,385,832	5.92%
U.S. index		(162,973)	(0.70)%
Total futures		(11,798,992)	(50.39)%

Forwards
British pound / U.S. dollar 9/21/2022	GBP 7,383,000	93,742	0.40%
Euro dollar / U.S. dollar 9/21/2022	EUR 7,838,000	27,597	0.12%
Other foreign currency		(1,173,920)	(5.01)%
Total forwards		(1,052,581)	(4.49)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2022:

Description	Notional Amounts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$1,198,368	5.12%
Currency		69,841	0.30%
Foreign bond		1,470,616	6.28%
Foreign index		1,161,828	4.96%
Interest rate		(489,752)	(2.09)%
U.S. bond		(4,258)	(0.02)%
U.S. index		187,887	0.80%
Total futures		3,594,530	15.35%

Forwards
U.S. dollar / British pound 9/21/2022	GBP (49,429,000)	1,569,824	6.70%
U.S. dollar / Euro dollar 9/21/2022	EUR (59,187,000)	1,386,325	5.92%
Other foreign currency		855,585	3.66%
Total forwards		3,811,734	16.28%
Total derivative financial instruments		$(5,445,309)	(23.25)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of June 30, 2022:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$604,348	$–	$1,341,708
Commodity futures options	146,500	13,535,220	–
Currency futures	–	–	222,249
Exchange memberships*	8,268,486	–	1,822,009
Foreign bond futures	1,395,403	–	1,670,195
Foreign index futures	731,287	–	1,175,070
Interest rate futures	360,396	–	388,861
Interest rate futures options	1,049,025	875,219	–
U.S. bond futures	8,849,859	18,812	1,399,590
U.S. bond futures options	–	3,621,875	–
U.S. index futures	5,065,690	43,500	206,410
U.S. index futures options	4,038,280	7,328,538	–
Total Level 1	30,509,274	25,423,164	8,226,092

Level 2:
Foreign currency forwards	12,433,627	317,189	5,556,411
Foreign currency futures options	305,512	39,300,838	–
Total Level 2	12,739,139	39,618,027	5,556,411
Total investment related assets	$43,248,413	$65,041,191	$13,782,503

Liabilities
Level 1:
Commodity futures	$(7,120,710)	$–	$(13,120,775)
Commodity futures options	(32,500)	(11,467,640)	–
Currency futures	–	–	(28,585)
Foreign bond futures	(12,529,237)	–	(508)
Foreign index futures	(70,919)	–	(769,413)
Interest rate futures	(61,782)	–	(489,752)
Interest rate futures options	(2,023,975)	(1,003,950)	–
U.S. bond futures	–	–	(18,016)
U.S. bond futures options	–	(1,068,750)	–
U.S. index futures	–	(16,450)	(181,496)
U.S. index futures options	(1,183,880)	(4,183,120)	–
Total Level 1	(23,023,003)	(17,739,910)	(14,608,545)

Level 2:
Foreign currency forwards	(9,252,060)	(790,968)	(2,797,258)
Foreign currency futures options	–	(30,495,412)	–
Total Level 2	(9,252,060)	(31,286,380)	(2,797,258)
Total investment related liabilities	$(32,275,063)	$(49,026,290)	$(17,405,803)

* See each Master Fund's condensed schedule of investments for breakout of industry and geographic region

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its average quarterly notional amounts and number of contracts for the six months ended June 30, 2022. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at June 30, 2022 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$199,662,721	2,433	$(18,278,186)	(586)	$604,348	$(7,120,710)
Options (a)	13,373,826	1,072	(5,762,599)	(575)	146,500	(32,500)
	213,036,547	3,505	(24,040,785)	(1,161)	750,848	(7,153,210)

Equity price
Futures	38,310,404	820	(198,521,617)	(2,503)	5,796,977	(70,919)
Options (a)	1,428,384	3,111	(1,428,384)	(3,111)	4,038,280	(1,183,880)
	39,738,788	3,931	(199,950,001)	(5,614)	9,835,257	(1,254,799)
Foreign currency exchange rate
Forwards	1,053,811,011	N/A	(1,286,119,454)	N/A	12,433,627	(9,252,060)
Options (a)	46,546,578	8	(36,330,813)	(7)	305,512	–
	1,100,357,589	8	(1,322,450,267)	(7)	12,739,139	(9,252,060)

Interest rate
Futures	904,233,652	6,704	(2,574,819,169)	(13,274)	10,605,658	(12,591,019)
Options (a)	1,207,904,723	24,268	(1,371,950,988)	(24,268)	1,049,025	(2,023,975)
	2,112,138,375	30,972	(3,946,770,157)	(37,542)	11,654,683	(14,614,994)
Total	$3,465,271,299	38,416	$(5,493,211,210)	(44,324)	$34,979,927	$(32,275,063)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Derivatives Strategies LLC based on its average quarterly notional amounts and number of contracts for the six months ended June 30, 2022. The table also displays the fair value of derivative contracts held by Graham Derivatives Strategies LLC at June 30, 2022 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$551,540	6	$–	–	$–	$–
Options (a)	102,641,829	3,416	(78,353,119)	(3,425)	13,535,220	(11,467,640)
	103,193,369	3,422	(78,353,119)	(3,425)	13,535,220	(11,467,640)

Equity price
Futures	10,784,847	48	(7,465,900)	(32)	43,500	(16,450)
Options (a)	56,920,496	2,924	(111,685,945)	(2,501)	7,328,538	(4,183,120)
	67,705,343	2,972	(119,151,845)	(2,533)	7,372,038	(4,199,570)
Foreign currency exchange rate
Forwards	50,039,680	N/A	(64,922,109)	N/A	317,189	(790,968)
Options (a)	592,130,585	21	(637,534,474)	(19)	39,300,838	(30,495,412)
	642,170,265	21	(702,456,583)	(19)	39,618,027	(31,286,380)

Interest rate
Futures	296,348,513	810	(336,830,409)	(1,441)	18,812	–
Options (a)	389,504,761	20,704	(305,634,839)	(20,779)	4,497,094	(2,072,700)
	685,853,274	21,514	(642,465,248)	(22,220)	4,515,906	(2,072,700)
Total	$1,498,922,251	27,929	$(1,542,426,795)	(28,197)	$65,041,191	$(49,026,290)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its average quarterly notional amounts and number of contracts for the six months ended June 30, 2022. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at June 30, 2022 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$172,886,892	2,264	$(41,700,362)	(325)	$1,341,708	$(13,120,775)
	172,886,892	2,264	(41,700,362)	(325)	1,341,708	(13,120,775)

Equity price
Futures	70,368,676	718	(55,158,269)	(424)	1,381,480	(950,909)
	70,368,676	718	(55,158,269)	(424)	1,381,480	(950,909)
Foreign currency exchange rate
Forwards	209,085,358	N/A	(405,302,435)	N/A	5,556,411	(2,797,258)
Futures	9,383,350	96	(3,948,716)	(39)	222,249	(28,585)
	218,468,708	96	(409,251,151)	(39)	5,778,660	(2,825,843)

Interest rate
Futures	212,310,072	881	(510,172,499)	(2,654)	3,458,646	(508,276)
	212,310,072	881	(510,172,499)	(2,654)	3,458,646	(508,276)
Total	$674,034,348	3,959	$(1,016,282,281)	(3,442)	$11,960,494	$(17,405,803)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at June 30, 2022 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and derivative liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$34,979,927	$(28,668,774)	$6,311,153	$–	$6,311,153
Derivative liabilities	$(32,275,063)	$28,668,774	$(3,606,289)	$3,606,289	$–

Graham Derivatives Strategies LLC[2]
Derivative assets	$65,041,191	$(49,026,290)	$16,014,901	$–	$16,014,901
Derivative liabilities	$(49,026,290)	$49,026,290	$–	$–	$–

Graham K4D Trading Ltd.[3]
Derivative assets	$11,960,494	$(10,494,067)	$1,466,427	$–	$1,466,427
Derivative liabilities	$(17,405,803)	$10,494,067	$(6,911,736)	$6,911,736	$–

1 Net derivative asset and liability amounts presented in the statements of financial condition are held with three counterparties. At June 30, 2022, additional collateral pledged in the amount of $67,422,578 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

2 Net derivative asset amounts presented in the statements of financial condition are held with two counterparties. At June 30, 2022, additional collateral pledged in the amount of $3,290,536 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

3 Net derivative asset and liability amounts presented in the statements of financial condition are held with two counterparties. At June 30, 2022, additional collateral pledged in the amount of $20,130,471 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended June 30, 2022:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.

Net investment income (loss)	$40,751	$(1,390)	$(9,901)

Net realized gain on investments	146,523,902	50,617,178	61,988,515
Net decrease in unrealized appreciation on investments	(20,393,341)	(1,937,631)	(24,082,221)
Brokerage commissions and fees	(649,267)	(1,839,184)	(47,037)
Net gain on investments	125,481,294	46,840,363	37,859,257
Net income	$125,522,045	$46,838,973	$37,849,356

The following table summarizes the results of operations of each Master Fund for the six months ended June 30, 2022:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.

Net investment income (loss)	$17,039	$(8,746)	$(58,844)

Net realized gain on investments	291,180,689	89,149,283	115,801,414
Net (decrease) increase in unrealized appreciation on investments	(5,663,335)	887,075	(7,646,196)
Brokerage commissions and fees	(1,274,638)	(3,115,536)	(103,501)
Net gain on investments	284,242,716	86,920,822	108,051,717
Net income	$284,259,755	$86,912,076	$107,992,873

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the gains and losses on all derivative instruments held by the Master Funds reported in net realized gain and net decrease in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended June 30, 2022:

	Graham Commodity Strategies LLC		Graham Derivatives Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain (loss)	Net increase (decrease) in unrealized appreciation on investments	Net realized gain (loss)	Net increase (decrease) in unrealized appreciation on investments	Net realized gain (loss)	Net increase (decrease) in unrealized appreciation on investments
Commodity price
Futures	$610,152	$(6,064,989)	$(887,492)	$34,290	$20,430,289	$(18,008,110)
Options	1,090,658	(490,299)	(592,033)	(3,321,034)	–	–
	1,700,810	(6,555,288)	(1,479,525)	(3,286,744)	20,430,289	(18,008,110)
Equity price
Futures	23,515,268	11,176,731	1,478,341	52,105	(1,172,523)	(2,687,237)
Options	(376,999)	1,114,519	13,224,783	1,084,930	–	–
	23,138,269	12,291,250	14,703,124	1,137,035	(1,172,523)	(2,687,237)
Foreign currency exchange rate
Forwards	39,211,226	(9,083,717)	14,463,033	(850,179)	19,220,921	236,116
Futures	–	–	–	–	719,511	164,190
Options	840,776	(2,629,092)	14,568,451	(399,567)	–	–
	40,052,002	(11,712,809)	29,031,484	(1,249,746)	19,940,432	400,306
Interest rate
Futures	79,244,967	(10,176,569)	5,421,377	(385,358)	22,790,317	(3,710,556)
Options	2,387,854	(3,005,094)	2,940,718	1,847,182	–	–
	81,632,821	(13,181,663)	8,362,095	1,461,824	22,790,317	(3,710,556)
Total	$146,523,902	$(19,158,510)	$50,617,178	$(1,937,631)	$61,988,515	$(24,005,597)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the gains and losses on all derivative instruments held by the Master Funds reported in net realized gain and net (decrease) increase in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the six months ended June 30, 2022:

	Graham Commodity Strategies LLC		Graham Derivatives Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain (loss)	Net increase (decrease) in unrealized appreciation on investments	Net realized gain (loss)	Net increase (decrease) in unrealized appreciation on investments	Net realized gain (loss)	Net increase (decrease) in unrealized appreciation on investments
Commodity price
Futures	$18,712,905	$(7,736,696)	$(2,124,210)	$–	$83,791,454	$(16,433,863)
Options	933,353	678,687	(3,120,053)	228,840	–	–
Swaps	(5,991,484)	280,016	–	–	–	–
	13,654,774	(6,777,993)	(5,244,263)	228,840	83,791,454	(16,433,863)

Equity price
Futures	61,939,318	9,278,326	8,005,065	27,050	(3,128,971)	342,464
Options	(1,175,824)	1,716,474	12,939,033	940,367	–	–
	60,763,494	10,994,800	20,944,098	967,417	(3,128,971)	342,464
Foreign currency exchange rate
Forwards	47,645,333	(239,825)	25,392,433	(439,434)	20,568,935	5,104,163
Futures	–	–	–	–	997,796	270,315
Options	(2,049,906)	879,404	14,913,899	(2,184,608)	–	–
	45,595,427	639,579	40,306,332	(2,624,042)	21,566,731	5,374,478
Interest rate
Futures	165,935,704	(8,521,654)	20,341,471	18,812	13,572,200	2,976,582
Options	5,231,290	(1,181,408)	12,801,645	2,296,048	–	–
	171,166,994	(9,703,062)	33,143,116	2,314,860	13,572,200	2,976,582
Total	$291,180,689	$(4,846,676)	$89,149,283	$887,075	$115,801,414	$(7,740,339)

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2021:

Description	Fair Value	Percentage of Net Assets
Graham K4D Trading Ltd.
Exchange memberships (cost $1,924,208)
United States (cost $1,924,208)
Financial services (cost $1,924,208)	$1,727,865	3.41%
Total exchange memberships	$1,727,865	3.41%

Derivative financial instruments
Long contracts
Futures
Commodity	$6,111,606	12.05%
Currency	(70,744)	(0.14)%
Foreign bond	(1,394,892)	(2.75)%
Foreign index	516,782	1.02%
Interest rate	(2,126)	(0.00)%
U.S. bond	(444,578)	(0.88)%
U.S. index	2,296,230	4.53%
Total futures	7,012,278	13.83%

Forwards
Foreign currency	1,328,234	2.62%
Total forwards	1,328,234	2.62%
Short contracts
Futures
Commodity	(1,456,810)	(2.87)%
Currency	(5,907)	(0.01)%
Foreign bond	(111)	(0.00)%
Foreign index	(2,140,421)	(4.22)%
Interest rate	1,816,526	3.57%
U.S. bond	(1,031)	(0.00)%
U.S. index	(584,485)	(1.15)%
Total futures	(2,372,239)	(4.68)%

Forwards
Foreign currency	(3,670,674)	(7.24)%
Total forwards	(3,670,674)	(7.24)%
Total derivative financial instruments	$2,297,599	4.53%

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. Federal government which generally range in maturity from one to thirty months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT’s investment in Cash Assets at June 30, 2022 and December 31, 2021 is $62,896,150 and $51,121,197 which represents a percentage of GAIT’s Members’ Capital of 97.02% and 92.28%, respectively.

GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis.  For the three and six months ended June 30, 2022, the total amount recognized by GAIT with respect to its investment in Cash Assets was $82,257 and $107,069, respectively.  For the three and six months ended June 30, 2021. The total amount recognized by GAIT with respect to its investment in Cash Assets was $10,276 and $32,634, respectively These amounts are included in interest income in the statements of operations and incentive allocation. At June 30, 2022 and December 31, 2021, GAIT owned approximately 0.93% and 0.85%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$480,639,815	$782,211,779
Investments in fixed income securities (amortized cost $6,286,250,514 and $5,216,759,460, respectively)	6,286,250,514	5,216,759,460
Interest receivable	9,420,562	14,020,531
Total assets	6,776,310,891	6,012,991,770

Liabilities:
Due to broker	12,833	13,258
Total liabilities	12,833	13,258
Members’ capital	$6,776,298,058	$6,012,978,512

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
4. Graham Cash Assets LLC (continued)

The following table summarizes the results of operations of Cash Assets for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Investment income
Interest income	9,277,846	1,127,838	12,187,141	3,574,995
Total investment income	9,277,846	1,127,838	12,187,141	3,574,995

Expenses:
Bank fee expense	73,884	50,692	168,443	103,106
Total expenses	73,884	50,692	168,443	103,106
Net investment income	9,203,962	1,077,146	12,018,698	3,471,889
Net income	$9,203,962	$1,077,146	$12,018,698	$3,471,889

The following represents the condensed schedule of investments of Cash Assets as of June 30, 2022:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $6,286,250,514)
United States
Government Bonds (amortized cost $5,911,478,293)
U.S. Treasury bonds 0.13% - 1.88% due 7/15/2022 – 12/31/2023	$5,950,000,000	$5,911,478,293	87.24%
Total Government Bonds		5,911,478,293	87.24%

Treasury Bills (amortized cost $374,772,221)
U.S. Treasury bill 0.00% due 7/07/2022 – 8/25/2022	375,000,000	374,772,221	5.53%
Total Treasury Bills		374,772,221	5.53%
Total United States		6,286,250,514	92.77%
Total Investments in Fixed Income Securities		$6,286,250,514	92.77%

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

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Assets
Level 2:
Fixed income securities
Government bonds	$5,911,478,293	$4,816,763,885
Treasury bills	374,772,221	399,995,575
Total fixed income securities	6,286,250,514	5,216,759,460
Total Level 2	6,286,250,514	5,216,759,460
Total assets	$6,286,250,514	$5,216,759,460

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

6. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. The Advisory Fees paid to the Manager for the six months ended June 30, 2022 and 2021 were $458,706 and $448,220, respectively.

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager for the six months ended June 30, 2022 and 2021 were $243,490 and $237,224, respectively.

Class 0	Class 2
0.50%	1.25%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
6. Fees and Related Party Transactions (continued)

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. The Incentive Allocation for the six months ended June 30, 2022 and 2021 was $2,550,314 and $855,525, respectively.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

Administrator’s Fee

For the six months ended June 30, 2022 and 2021, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $39,689 and $39,028, respectively.

Professional Fees

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the GAIT’s audit, tax and legal fees (“professional fees”). The total professional fees incurred by GAIT for the six months ended June 30, 2022 and 2021 were $177,834 and $143,047, respectively.

Operating Expenses

In accordance with the GAIF I LLC Agreement dated May 2, 2022, GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the GAIT’s investments, operations and business (“operating expenses”).  For the period from June 1, 2022 through June 30, 2022, GAIT reimbursed the Manager for operating expenses which were comprised of market data and technology costs associated with its assets allocated to the various Master Funds. The total operating expenses incurred by GAIT for the period from June 1, 2022 through June 30, 2022 was $3,371. There were no such expenses for the six months ended June 30, 2021.

7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s income and expenses for income tax purposes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
7. Income Taxes (continued)

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. GAIT identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated GAIT’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-U.S. jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations and incentive allocation. No such interest and/or penalties were assessed to GAIT for the six months ended June 30, 2022 and 2021.

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

9. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended June 30, 2022 and 2021:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, March 31, 2021	$181.44	$130.05
Net income:
Net investment loss	(1.80)	(1.54)
Net gain on investments	3.80	2.77
Net income	2.00	1.23
Net asset value per Unit, June 30, 2021	$183.44	$131.28

Net asset value per Unit, March 31, 2022	$200.75	$143.02
Net income:
Net investment loss	(5.66)	(4.19)
Net gain on investments	22.87	16.22
Net income	17.21	12.03
Net asset value per Unit, June 30, 2022	$217.96	$155.05

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
9. Financial Highlights (continued)

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the three months ended June 30, 2022 and 2021:

	Class 0		Class 2
	2022	2021	2022	2021

Total return before Incentive Allocation	10.84%	1.38%	10.52%	1.22%
Incentive Allocation	(2.28)	(0.28)	(2.11)	(0.27)
Total return after Incentive Allocation	8.56%	1.10%	8.41%	0.95%

Net investment loss before Incentive Allocation	(0.61)%	(0.70)%	(0.79)%	(0.90)%
Incentive Allocation	(2.09)	(0.28)	(2.01)	(0.27)
Net investment loss after Incentive Allocation	(2.70)%	(0.98)%	(2.80)%	(1.17)%

Total expenses before Incentive Allocation	0.74%	0.72%	0.92%	0.91%
Incentive Allocation	2.09	0.28	2.01	0.27
Total expenses after Incentive Allocation	2.83%	1.00%	2.93%	1.18%

The following is the per Unit operating performance calculation for the six months ended June 30, 2022 and 2021:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2020	$173.06	$124.23
Net income:
Net investment loss	(4.90)	(3.96)
Net gain on investments	15.28	11.01
Net income	10.38	7.05
Net asset value per Unit, June 30, 2021	$183.44	$131.28

Net asset value per Unit, December 31, 2021	$176.27	$125.68
Net income:
Net investment loss	(11.20)	(8.23)
Net gain on investments	52.89	37.60
Net income	41.69	29.37
Net asset value per Unit, June 30, 2022	$217.96	$155.05

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
9. Financial Highlights (continued)

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the six months ended June 30, 2022 and 2021:

	Class 0		Class 2
	2022	2021	2022	2021

Total return before Incentive Allocation	28.88%	7.55%	28.10%	7.23%
Incentive Allocation	(5.23)	(1.55)	(4.73)	(1.56)
Total return after Incentive Allocation	23.65%	6.00%	23.37%	5.67%

Net investment loss before Incentive Allocation	(1.24)%	(1.27)%	(1.61)%	(1.65)%
Incentive Allocation	(4.39)	(1.46)	(4.18)	(1.43)
Net investment loss after Incentive Allocation	(5.63)%	(2.73)%	(5.79)%	(3.08)%

Total expenses before Incentive Allocation	1.41%	1.32%	1.78%	1.71%
Incentive Allocation	4.39	1.46	4.18	1.43
Total expenses after Incentive Allocation	5.80%	2.78%	5.96%	3.14%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total Members’ Capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital of GAIT, excluding that of the Managing Member, for the three and six months ended June 30, 2022 and 2021 and have not been annualized.

10. Subsequent Events

GAIT had no subscriptions and redemptions of approximately $0.23 million from July 1, 2022 through August 15, 2022, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

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

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our annual financial statements and the notes thereto for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2022. This discussion should also be read in conjunction with “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis. For the purposes of this filing beginning with Item 2, the term “Fund” shall include the Core Macro Portfolio (formerly known as Blended Strategies Portfolio) of GAIF I, GAIT, and the Master Funds in which they invest, unless the context implies otherwise. The Fund does not engage in the sale of goods or services. The Fund’s capital consists of capital contributions of the members, as increased or decreased by gains and losses from its investments in the Master Funds, interest, expenses, and redemptions. Its only assets are its investments in the Master Funds. The Master Funds do not engage in the sale of goods or services. Their assets are comprised of fixed income positions, the equity in their accounts with clearing brokers and OTC counterparties, in each case consisting of cash, open trade equity on derivatives and the net option premium paid or received. In the case of Graham Cash Assets LLC (“Cash Assets”), the assets consist of investments in debt obligations guaranteed by the U.S. Federal government, as well as cash and cash equivalents.

For the three months ended June 30, 2022, the Core Macro Portfolio’s Members’ Capital increased by $1,404,172 or 5.0%. The net increase in the Core Macro Portfolio was attributable to net income of $2,385,394 or 8.5%, offset by redemptions totaling $981,222 or -3.5%, for the period.

For the six months ended June 30, 2022, the Core Macro Portfolio’s Members’ Capital increased by $4,113,813 or 16.1%. The net increase in the Core Macro Portfolio was attributable to net income of $5,876,412 or 23.0%, offset by redemptions totaling $1,762,599 or -6.9%, for the period.

For the three months ended June 30, 2021, the Core Macro Portfolio’s Members’ Capital decreased by $1,512,790 or -5.0%. The net decrease in the Core Macro Portfolio was attributable to redemptions totaling $1,849,508 or -6.1% partially offset by net income of $336,718 or 1.1%, for the period.

For the six months ended June 30, 2021, the Core Macro Portfolio’s Members’ Capital decreased by $701,370 or -2.4%. The net decrease in the Core Macro Portfolio was attributable to redemptions totaling $2,418,525 or -8.3% partially offset by net income of $1,717,155 or 5.9%, for the period.

Index
(i)	Results of Operations

The Fund’s success depends primarily upon the Manager’s ability to recognize and capitalize on market trends in the different and varied sectors of the global financial markets in which it trades.

2022 Summary

Three Months Ended June 30, 2022

For the three months ended June 30, 2022, the Core Macro Portfolio experienced a net trading gain of $3,210,839. The trading results are attributable to the following sectors:

Agriculture / Softs	$(184,332)
Base Metals	(8,417)
Energy	396,493
Equities	405,363
Foreign Exchange	1,316,555
Long Term / Intermediate Rates	1,367,628
Precious Metals	(215,596)
Short Term Rates	133,145
$3,210,839

The Core Macro Portfolio recorded a net gain for the second quarter of 2022. The majority of gains resulted from positions in fixed income futures, mainly from positions across the yield curve in the U.S. The portfolio also generated profits in currencies, most notably from positions in the Japanese yen and the euro versus the U.S. dollar, with further gains in the British pound, Korean won, and Swiss franc. In equity index futures, positions in U.S. benchmark indices led to positive performance. The portfolio experienced modest losses in commodities due to positions in metals and agricultural commodities, which were partially offset by gains from positions in energy.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended June 30, 2022, Advisory Fees decreased by $825 or -0.7%, Sponsor Fees increased by $1,501 or 2.5%, and Administrator’s Fees decreased by $274 or -2.8% in the Fund over the corresponding period of the preceding year. The movements are consistent with the timing of profit and loss and capital activity during the quarter. During the same period, interest income increased by $32,907 or 714.3%. Interest was earned on free cash at an average annualized yield of 0.54% for the three months ended June 30, 2022 compared to 0.07% for the same period in 2021.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended June 30, 2022 and 2021, the Incentive Allocation increased by $512,168 or 608.4%. This was the result of a higher net gain before incentive allocation for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Index
Six Months Ended June 30, 2022

For the six months ended June 30, 2022, the Core Macro Portfolio experienced a net trading gain of $7,518,726. The trading results are attributable to the following sectors:

Agriculture / Softs	$72,223
Base Metals	112,908
Commodity Mix	(63,403)
Energy	2,020,102
Equities	947,271
Foreign Exchange	1,811,472
Long Term / Intermediate Rates	2,202,447
Precious Metals	(159,098)
Short Term Rates	574,804
$7,518,726

The Core Macro Portfolio recorded a net gain for the first half of 2022. The majority of profits resulted from positions in fixed income futures, particularly from positions across the yield curve in the U.S., with smaller gains from positions in European and Asian bonds. In commodities, the portfolio produced positive performance mainly from positions in energy. The portfolio also generated gains in currencies, primarily due to positions in the Japanese yen and the euro versus the U.S. dollar. In equity index futures, positions in U.S. and European benchmark indices led to further gains for the Portfolio.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the six months ended June 30, 2022, Advisory Fees decreased by $7,728 or -3.5%, Sponsor Fees decreased by $1,099 or -0.9%, and Administrator’s Fees decreased by $845 or -4.5% in the Fund over the corresponding period of the preceding year. The movements are consistent with the timing of profit and loss and capital activity during the six month period. During the same period, interest income increased by $31,711 or 205.0%. Interest was earned on free cash at an average annualized yield of 0.36% for the six months ended June 30, 2022 compared to 0.12% for the same period in 2021.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the six months ended June 30, 2022 and 2021, the Incentive Allocation increased by $768,547 or 178.8%. This was the result of a higher net gain before incentive allocation for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of June 30, 2022 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	11.6%
Base Metals	3.7%
Energy	71.8%
Equities	59.9%
Foreign Exchange	43.4%
Long Term / Intermediate Rates	136.1%
Precious Metals	(17.4)%
Short Term Rates	(209.1)%
100.0%

Index
2021 Summary

Three Months Ended June 30, 2021

For the three months ended June 30, 2021, the Core Macro Portfolio experienced net trading gains of $676,264. The trading results are attributable to the following sectors:

Agriculture / Softs	$467,878
Base Metals	197,499
Energy	651,314
Equities	758,761
Foreign Exchange	(319,032)
Long Term / Intermediate Rates	(1,165,956)
Precious Metals	15,608
Short Term Rates	87,859
Weather	(17,667)
$676,264

The Core Macro Portfolio recorded a net gain for the second quarter of 2021.  The majority of gains came from commodity futures, most notably from positions in energy with further profits in grains and metals.  The portfolio also posted gains in equity index futures, primarily from positions in U.S. benchmark indices.  The Fund experienced losses in fixed income futures, mostly from positions on the long end of the yield curve in the U.S. Smaller losses came from currencies from positions in the British pound sterling, New Zealand dollar, and Swiss franc versus the U.S. dollar.

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

Index
Six Months Ended June 30, 2021

For the six months ended June 30, 2021, the Core Macro Portfolio experienced net trading gains of $2,607,334. The trading results are attributable to the following sectors:

Agriculture / Softs	$580,375
Base Metals	364,732
Energy	671,131
Equities	1,476,560
Foreign Exchange	(144,004)
Long Term / Intermediate Rates	(289,391)
Precious Metals	(166,653)
Short Term Rates	143,514
Weather	(28,930)
$2,607,334

The Core Macro Portfolio recorded a net gain for the first half of 2021. The majority of gains came from equity index futures, particularly from positions in U.S. benchmark indices with smaller gains in Asia.  The portfolio also recorded profits in commodity futures from positions in energy, grains, and base metals.  In currencies, the portfolio experienced modest losses primarily from positions in the New Zealand dollar and British pound sterling versus the U.S. dollar. The portfolio also experienced losses in fixed income futures as losses in Canadian, Australian, Asian, and European bonds more than offset gains from positions across the curve in the U.S.

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

Core Macro Portfolio
June 30, 2022	6.53%
December 31, 2021	8.63%
June 30, 2021	13.26%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through June 30, 2022, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

 (iv) Critical Accounting Estimates

Presentation – Graham Alternative Investment Fund I LLC is a series Limited Liability Company under Delaware law. The financial statements and corresponding footnotes are presented solely for the Core Macro Portfolio, except where otherwise noted.

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

Based on their evaluation as of June 30, 2022, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to the Fund’s internal control over financial reporting during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our 2021 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2022, the Fund issued no Units with respect to the Core Macro Portfolio.

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]		(b) Average Price Paid per Unit		(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2022	2,911.	409	$ 212.	41	N/A	N/A
May 1 – May 31, 2022	907.	226	$ 211.	44	N/A	N/A
June 1 – June 30, 2022	784.	430	$ 217.	96	N/A	N/A
TOTAL	4,603.	065	$ 213.	17	N/A	N/A

1 Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None

Index
Item 6.	Exhibits

* 3.1	Certificate of Formation of Graham Alternative Investment Fund I LLC
** 3.1(a)	Amendment to Certificate of Formation of Graham Alternative Investment Fund I LLC
** 3.2 (a)	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC dated March 28, 2013
*** 3.2 (b)	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC dated May 2, 2022
† 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Executive Officer)
† 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Financial Officer)
† 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Principal Financial Officer)
† 101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
† 101.SCH	Inline XBRL Taxonomy Extension Schema Document
† 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
† 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
† 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
† 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
† 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010

**	Incorporated by reference to the Fund’s Form 8-K previously filed on April 11, 2013

***	Incorporated by reference to the Fund’s Form 8-K previously filed on May 10, 2022

†	Filed herewith

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2022	GRAHAM ALTERNATIVE INVESTMENT FUND I LLC CORE MACRO PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

By: /s/ Brian Douglas
Brian Douglas, Principal Executive Officer

By: /s/ George Schrade
George Schrade, Principal Financial Officer