Form 10-Q
period 2022-09-30
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2022-11-14
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Yes ☐  No ☒
As of November 1, 2022, 155,687.657 Units of the Core Macro Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC

CORE MACRO PORTFOLIO
FORM 10-Q

Index
PART I
Item 1.	Financial Statements

Graham Alternative Investment Fund I LLC
Core Macro Portfolio (formerly known as Blended Strategies Portfolio)
Statements of Financial Condition
	September 30, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$30,835,947	$25,597,490
Redemptions receivable from Graham Alternative Investment Trading LLC	192,542	253,800
Total assets	$31,028,489	$25,851,290

Liabilities and members’ capital
Liabilities:
Redemptions payable	$192,542	$253,800
Total liabilities	192,542	253,800

Members’ capital:
Class 0 Units (74,302.875 and 83,586.118 units issued and outstanding at $230.05 and $176.27, respectively)	17,093,292	14,734,016
Class 2 Units (84,104.636 and 86,438.110 units issued and outstanding at $163.40 and $125.68, respectively)	13,742,655	10,863,474
Total members’ capital	30,835,947	25,597,490
Total liabilities and members’ capital	$31,028,489	$25,851,290

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

Unaudited Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net gain (loss) allocated from investment in Graham Alternative Investment Trading LLC:
Net realized gain (loss) on investment	$1,688,287	$(392,273)	$9,662,473	$2,829,475
Net increase (decrease) in unrealized appreciation on investment	514,066	19,448	58,606	(594,966)
Brokerage commissions and fees	(23,577)	(21,069)	(76,233)	(61,931)
Net gain (loss) allocated from investment in Graham Alternative Investment Trading LLC	2,178,776	(393,894)	9,644,846	2,172,578

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	79,089	3,628	126,269	19,097

Expenses:
Incentive allocation	403,269	-	1,601,623	429,807
Advisory fees	114,120	103,921	329,994	327,523
Sponsor fees	63,264	55,505	181,596	174,936
Professional fees	49,243	64,075	130,696	133,698
Administrator’s fee	9,558	8,847	27,661	27,795
Interest expense	1,587	1,666	4,771	5,041
Operating expenses	5,351	–	6,889	–
Total expenses	646,392	234,014	2,283,230	1,098,800
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(567,303)	(230,386)	(2,156,961)	(1,079,703)
Net income (loss)	$1,611,473	$(624,280)	$7,487,885	$1,092,875

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

Unaudited Statements of Changes in Members’ Capital

For the Three and Nine Months Ended September 30, 2022

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2021	83,586.118	$14,734,016	86,438.110	$10,863,474	$25,597,490
Subscriptions	–	–	–	–	–
Redemptions	(2,813.134)	(531,377)	(1,889.820)	(250,000)	(781,377)
Net income	–	2,012,269	–	1,478,749	3,491,018
Members’ capital, March 31, 2022	80,772.984	16,214,908	84,548.290	12,092,223	28,307,131
Subscriptions	–	–	–	–	–
Redemptions	(4,603.065)	(981,222)	–	–	(981,222)
Net income	–	1,368,405	–	1,016,989	2,385,394
Members’ capital, June 30, 2022	76,169.919	16,602,091	84,548.290	13,109,212	29,711,303
Subscriptions	–	–	–	–	–
Redemptions	(1,867.044)	(417,324)	(443.654)	(69,505)	(486,829)
Net income	–	908,525	–	702,948	1,611,473
Members’ capital, September 30, 2022	74,302.875	$17,093,292	84,104.636	$13,742,655	$30,835,947

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

Index
Graham Alternative Investment Fund I LLC
Core Macro Portfolio (formerly known as Blended Strategies Portfolio)
Unaudited Statements of Cash Flows
	Nine Months Ended September 30,
	2022	2021
Cash flows provided by operating activities
Net income	$7,487,885	$1,092,875
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) allocated from investment in Graham Alternative Investment Trading LLC	(7,487,885)	(1,092,875)
Proceeds from sale of investment in Graham Alternative Investment Trading LLC	2,310,686	3,266,677
Net cash provided by operating activities	2,310,686	3,266,677

Cash flows used in financing activities
Subscriptions	–	–
Redemptions (net of redemptions payable)	(2,310,686)	(3,266,677)
Net cash used in financing activities	(2,310,686)	(3,266,677)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

Notes to Unaudited Financial Statements

September 30, 2022
1. Organization and Business

The Core Macro Portfolio (the “Fund”) is a series of Graham Alternative Investment Fund I LLC (“GAIF I”), a Delaware Series Limited Liability Company established through an amendment to the certificate of formation, effective March 28, 2013. Prior to March 28, 2013, GAIF I was organized as a Delaware Limited Liability Company which was formed on May 16, 2006 and commenced operations on August 1, 2006. GAIF I is registered as a commodity pool and as such is subject to the oversight and jurisdiction of the U.S. Commodity Futures Trading Commission (“CFTC”). Effective May 2, 2022, the Fund name was changed from Blended Strategies Portfolio to Core Macro Portfolio.

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

At September 30, 2022 and December 31, 2021, the Fund owned 45.72% and 46.20%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the nine months ended September 30, 2022 or the year ended December 31, 2021 by the Fund, GAIT, the Master Funds or Cash Assets.

Cash and Cash Equivalents

The Fund classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents on the statements of financial condition. Cash deposited with a bank is subject to credit risk. In the event of the bank's insolvency, recovery of the Fund's cash would be limited to account insurance or other protection afforded by such deposit, which could be substantially less than the amount deposited. At September 30, 2022 and December 31, 2021, the Fund did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At September 30, 2022 and December 31, 2021, no accruals have been recorded by the Fund for indemnifications.

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

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

Notes to Unaudited Financial Statements (continued)
3. Capital Accounts (continued)

Subscriptions

Units may be purchased at a price equal to the Net Asset Value per Unit of the relevant Class as of the immediately preceding Valuation Day, as defined in the LLC Agreement. The minimum initial subscription from each investor in each Class is $10,000. Members may subscribe for additional Units in a minimum amount of not less than $5,000. Any initial or additional cash received prior to period end or on period end, if any, for Fund shares related to the subsequent period is considered a subscription received in advance on September 30, 2022. The new subscription does not receive an allocation of income or expense from the Fund and is recorded as a liability on the statement of financial condition as subscriptions received in advance.

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

4. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. For the nine months ended September 30, 2022 and 2021, the Advisory Fees allocated to the Fund by each Class of GAIT totaled $329,994 and $327,523, respectively.

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the nine months ended September 30, 2022 and 2021, the Sponsor Fees allocated to the Fund by each Class of GAIT totaled $181,596 and $174,936, respectively.

Class 0	Class 2
0.50%	1.25%

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

Notes to Unaudited Financial Statements (continued)
4. Fees and Related Party Transactions (continued)

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of Members’ Capital redeemed from such class bears to the Members’ Capital of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to Graham Capital LLC. For the nine months ended September 30, 2022 and 2021, Incentive Allocation of $1,601,623 and $429,807, respectively were allocated to the Fund by GAIT.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

Administrator’s Fee

For the nine months ended September 30, 2022 and 2021, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the nine months ended September 30, 2022 and 2021 were $27,661 and $27,795, respectively.

Professional Fees

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the Fund’s audit, tax and legal fees (“professional fees”). The total professional fees allocated to the Fund by GAIT for the nine months ended September 30, 2022 and 2021 were $130,696 and $133,698, respectively.

Operating Expenses

In accordance with the LLC Agreement dated May 2, 2022, GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the Fund’s investments, operations and business (“operating expenses”).  For the period from June 1, 2022 through September 30, 2022, GAIT reimbursed the Manager for operating expenses which were comprised of market data and technology costs associated with its assets allocated to the various Master Funds. The total operating expenses allocated to the Fund by GAIT for the period from June 1, 2022 through September 30, 2022 was $6,889. There were no such expenses allocated to the Fund by GAIT for the nine months ended September 30, 2021.

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

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

Notes to Unaudited Financial Statements (continued)
5. Income Taxes (continued)

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Fund identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated the Fund’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-U.S. jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations. No such interest and/or penalties were assessed to the Fund for the nine months ended September 30, 2022 and 2021.

6. Risk Factors

Global economic, political and market conditions may adversely affect the Fund’s operations. The current global financial market situation, as well as various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. For example, the outbreak of coronavirus, or COVID-19, in many countries continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. Continuing efforts globally to combat COVID-19 and the lingering effects of the pandemic on global supply chains and employment markets continue to impact the global economy and financial markets, which in turn may have a material adverse impact on the Fund’s operations.

7. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended September 30, 2022 and 2021:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, June 30, 2021	$183.44	$131.28
Net loss:
Net investment loss	(1.37)	(1.21)
Net loss on investments	(2.49)	(1.79)
Net loss	(3.86)	(3.00)
Net asset value per Unit, September 30, 2021	$179.58	$128.28

Net asset value per Unit, June 30, 2022	$217.96	$155.05
Net income:
Net investment loss	(4.05)	(3.11)
Net gain on investments	16.14	11.46
Net income	12.09	8.35
Net asset value per Unit, September 30, 2022	$230.05	$163.40

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

Notes to Unaudited Financial Statements (continued)
7. Financial Highlights (continued)

The following represents ratios to average Members’ Capital and total return for the three months ended September 30, 2022 and 2021:

	Class 0		Class 2
	2022	2021	2022	2021

Total return before Incentive Allocation	6.95%	(2.10)%	6.73%	(2.29)%
Incentive Allocation	(1.40)	0.00	(1.34)	0.00
Total return after Incentive Allocation	5.55%	(2.10)%	5.39%	(2.29)%

Net investment loss before Incentive Allocation	(0.47)%	(0.76)%	(0.66)%	(0.95)%
Incentive Allocation	(1.37)	0.00	(1.33)	0.00
Net investment loss after Incentive Allocation	(1.84)%	(0.76)%	(1.99)%	(0.95)%

Total expenses before Incentive Allocation	0.73%	0.78%	0.92%	0.96%
Incentive Allocation	1.37	0.00	1.33	0.00
Total expenses after Incentive Allocation	2.10%	0.78%	2.25%	0.96%

The following is the per Unit operating performance calculation for the nine months ended September 30, 2022 and 2021:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2020	$173.06	$124.23
Net income:
Net investment loss	(6.34)	(5.23)
Net gain on investments	12.86	9.28
Net income	6.52	4.05
Net asset value per Unit, September 30, 2021	$179.58	$128.28

Net asset value per Unit, December 31, 2021	$176.27	$125.68
Net income:
Net investment loss	(15.28)	(11.34)
Net gain on investments	69.06	49.06
Net income	53.78	37.72
Net asset value per Unit, September 30, 2022	$230.05	$163.40

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

Notes to Unaudited Financial Statements (continued)
7. Financial Highlights (continued)
The following represents ratios to average Members’ Capital and total return for the nine months ended September 30, 2022 and 2021:

	Class 0		Class 2
	2022	2021	2022	2021

Total return before Incentive Allocation	37.56%	5.43%	36.43%	4.85%
Incentive Allocation	(7.05)	(1.66)	(6.42)	(1.59)
Total return after Incentive Allocation	30.51%	3.77%	30.01%	3.26%

Net investment loss before Incentive Allocation	(1.71)%	(2.03)%	(2.27)%	(2.60)%
Incentive Allocation	(5.74)	(1.51)	(5.48)	(1.48)
Net investment loss after Incentive Allocation	(7.45)%	(3.54)%	(7.75)%	(4.08)%

Total expenses before Incentive Allocation	2.15%	2.10%	2.71%	2.67%
Incentive Allocation	5.74	1.51	5.48	1.48
Total expenses after Incentive Allocation	7.89%	3.61%	8.19%	4.15%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total Members’ Capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses, and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital for Class 0 and Class 2 Units of the Fund for the three and nine months ended September 30, 2022 and 2021 and are not annualized.

8. Subsequent Events

The Fund had no subscriptions and redemptions of approximately $0.6 million from October 1, 2022 through November 14, 2022, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	September 30, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets
Investments in Master Funds, at fair value	$5,472,789	$4,769,945
Investment in Graham Cash Assets LLC, at fair value	63,587,145	51,121,197
Receivable from Master Funds	150	44
Total assets	$69,060,084	$55,891,186

Liabilities and members’ capital
Liabilities:
Redemptions payable	$1,330,567	$263,800
Accrued professional fees	144,063	114,472
Accrued advisory fees	82,119	68,959
Accrued sponsor fees	44,235	36,436
Accrued administrator’s fee	7,043	6,154
Accrued operating expenses	3,994	–
Payable to Master Funds	136	825
Total liabilities	1,612,157	490,646

Members’ capital:
Class 0 Units (166,967.158 and 185,533.074 units issued and outstanding at $230.05 and $176.27 per unit, respectively)	38,410,620	32,704,572
Class 2 Units (163,653.712 and 167,534.772 units issued and outstanding at $163.40 and $125.68 per unit, respectively)	26,740,899	21,055,621
Class M Units (4,671.470 units issued and outstanding at $491.58 and $351.14 per unit, respectively)	2,296,408	1,640,347
Total members’ capital	67,447,927	55,400,540
Total liabilities and members’ capital	$69,060,084	$55,891,186

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	September 30, 2022 (Unaudited)		December 31, 2021 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$1,792,080	2.66%	$1,849,637	3.34%
Graham Derivatives Strategies LLC	866,863	1.29%	–	0.00%
Graham K4D Trading Ltd.	2,813,846	4.16%	2,920,308	5.27%
Total investments in Master Funds	$5,472,789	8.11%	$4,769,945	8.61%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net gain (loss) allocated from investments in Master Funds:
Net realized gain (loss) on investments	$3,694,488	$(818,790)	$21,168,221	$5,793,007
Net increase (decrease) in unrealized appreciation on investments	1,117,058	33,842	100,612	(1,241,623)
Brokerage commissions and fees	(51,471)	(44,454)	(166,979)	(128,715)
Net gain (loss) allocated from investments in Master Funds	4,760,075	(829,402)	21,101,854	4,422,669

Net investment income (loss) allocated from investments in Master Funds	14,435	(2,675)	10,861	(3,676)

Investment income:
Interest income	158,068	10,047	265,137	42,681

Expenses:
Advisory fees	240,850	212,930	699,556	661,150
Sponsor fees	129,663	111,894	373,153	349,118
Professional fees	107,230	134,837	285,064	277,884
Administrator’s fee	20,863	18,656	60,552	57,684
Operating expenses	11,683	–	15,054	–
Interest expense	3,465	3,513	10,444	10,464
Total expenses	513,754	481,830	1,443,823	1,356,300
Net investment loss of the Fund	(355,686)	(471,783)	(1,178,686)	(1,313,619)

Net income (loss)	4,418,824	(1,303,860)	19,934,029	3,105,374

Incentive allocation	(853,009)	–	(3,403,323)	(855,525)

Net income (loss) available for pro-rata allocation to all members	$3,565,815	$(1,303,860)	$16,530,706	$2,249,849

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the Three and Nine Months Ended September 30, 2022

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2021	185,533.074	$32,704,572	167,534.772	$21,055,621	4,671.470	$1,640,347	$55,400,540
Subscriptions	–	–	–	–	–	–	–
Redemptions	(2,813.134)	(531,377)	(2,167.200)	(287,440)	–	(1,280,643)	(2,099,460)
Incentive allocation	–	(794,593)	–	(486,050)	–	1,280,643	–
Net income	–	5,301,831	–	3,368,961	–	278,800	8,949,592
Members’ capital, March 31, 2022	182,719.940	36,680,433	165,367.572	23,651,092	4,671.470	1,919,147	62,250,672
Subscriptions	–	–	–	–	–	–	–
Redemptions	(12,737.094)	(2,720,307)	–	–	–	(1,269,671)	(3,989,978)
Incentive allocation	–	(772,392)	–	(497,279)	–	1,269,671	–
Net income	–	3,861,954	–	2,486,397	–	217,262	6,565,613
Members’ capital, June 30, 2022	169,982.846	37,049,688	165,367.572	25,640,210	4,671.470	2,136,409	64,826,307
Subscriptions	–	–	–	–	–	–	–
Redemptions	(3,015.688)	(667,139)	(1,713.860)	(277,056)	–	(853,009)	(1,797,204)
Incentive allocation	–	(508,573)	–	(344,436)	–	853,009	–
Net income	–	2,536,644	–	1,722,181	–	159,999	4,418,824
Members’ capital, September 30, 2022	166,967.158	$38,410,620	163,653.712	$26,740,899	4,671.470	$2,296,408	$67,447,927

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital (continued)

For the Three and Nine Months Ended September 30, 2021

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2020	203,816.771	$35,272,482	184,460.524	$22,915,191	4,671.470	$1,556,178	$59,743,851
Subscriptions	–	–	–	–	–	–	–
Redemptions	(3,043.519)	(538,957)	(3,178.647)	(411,629)	–	(692,262)	(1,642,848)
Incentive allocation	–	(424,238)	–	(268,024)	–	692,262	–
Net income	–	2,119,121	–	1,340,122	–	102,665	3,561,908
Members’ capital, March 31, 2021	200,773.252	36,428,408	181,281.877	23,575,660	4,671.470	1,658,843	61,662,911
Subscriptions	–	–	–	–	–	–	–
Redemptions	(5,148.509)	(949,508)	(10,229.362)	(1,366,841)	–	(163,263)	(2,479,612)
Incentive allocation	–	(101,431)	–	(61,832)	–	163,263	–
Net income	–	507,150	–	309,160	–	31,016	847,326
Members’ capital, June 30, 2021	195,624.743	35,884,619	171,052.515	22,456,147	4,671.470	1,689,859	60,030,625
Subscriptions	–	–	–	–	–	–	–
Redemptions	(3,658.695)	(652,279)	(2,547.784)	(322,323)	–	–	(974,602)
Incentive allocation	–	–	–	–	–	–	–
Net loss	–	(758,762)	–	(517,959)	–	(27,139)	(1,303,860)
Members’ capital, September 30, 2021	191,966.048	$34,473,578	168,504.731	$21,615,865	4,671.470	$1,662,720	$57,752,163

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
	2022	2021
Cash flows provided by operating activities
Net income	$19,934,029	$3,105,374
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) allocated from investments in Master Funds	(21,112,715)	(4,418,993)
Net (income) allocated from investment in Graham Cash Assets LLC	(265,137)	(42,681)
Proceeds from sale of investments in Master Funds	58,020,851	49,925,428
Proceeds from sale of investment in Graham Cash Assets LLC	31,066,919	39,553,319
Purchases of investments in Master Funds	(37,611,775)	(45,092,154)
Purchases of investment in Graham Cash Assets LLC	(43,267,730)	(37,141,765)
Changes in assets and liabilities:
Increase (decrease) in accrued professional fees	29,591	(24,618)
Increase (decrease) in accrued advisory fees	13,160	(5,753)
Increase (decrease) in accrued sponsor fees	7,799	(3,461)
Increase (decrease) in accrued administrator’s fee	889	(563)
Increase in accrued operating expenses	3,994	–
Net cash provided by operating activities	6,819,875	5,854,133

Cash flows used in financing activities
Subscriptions	–	–
Redemptions (net of redemptions payable)	(6,819,875)	(5,854,133)
Net cash used in financing activities	(6,819,875)	(5,854,133)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental cash flow information
Interest paid	$10,444	$10,464

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

September 30, 2022

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at September 30, 2022 and December 31, 2021. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices of investments held. The Master Funds’ currency translation gains and losses are included in the statements of operations and incentive allocation within net realized gain (loss) and net increase in unrealized appreciation on investments.

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

GAIT’s investments in the Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in the Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the nine months ended September 30, 2022 or the year ended December 31, 2021 by GAIT, the Master Funds, or Cash Assets.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the nine months ended September 30, 2022 and the year ended December 31, 2021 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $0 and $2,342,440 at September 30, 2022 and December 31, 2021, respectively. Graham Commodity Strategies LLC had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $0 and $280,016 at September 30, 2022 and December 31, 2021. Graham Derivatives Strategies LLC had no derivative instruments subject to credit risk related contingent features in a net liability position at September 30, 2022.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX seats and the shares of the CME Group at fair value. As of September 30, 2022 and December 31, 2021, the two NYMEX seats were valued at $315,500 and $315,000, respectively, and the 30,000 shares of CME Group were valued at $5,313,900 and $6,853,800, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Chicago Mercantile Exchange Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Mercantile Exchange (“CME”). As a result of its membership, Graham Commodity Strategies LLC owns two CME seats and 2,232 shares of the CME Group. Graham Commodity Strategies LLC’s policy is to value the CME seats and the shares of the CME Group at fair value. As of September 30, 2022 and December 31, 2021, the two CME seats were valued at $510,750 and $464,500, respectively, and the 2,232 shares of CME Group were valued at $395,355 and $509,923, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The CME seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the CME. As a result of its membership, Graham K4D Trading Ltd. owns one CME seat and 4,085 shares of the CME Group. Graham K4D Trading Ltd.’s policy is to value the CME seat and the shares of the CME Group at fair value. As of September 30, 2022 and December 31, 2021, the CME seat was valued at $165,000 and $112,000, respectively, and the 4,085 shares of the CME Group were valued at $723,576 and $933,259, respectively, all of which are included in Exchange memberships on Graham K4D Trading Ltd.’s statement of financial condition. The CME seat and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Chicago Board of Trade Membership

As of September 30, 2022, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns 3,265 shares of the CME Group as a result of its CBOT membership. Graham Commodity Strategies LLC’s policy is to value the CME shares at fair value. As of September 30, 2022 and December 31, 2021, the 3,265 shares of the CME Group were valued at $578,329 and $745,922, respectively, all of which are included in Exchange memberships on Graham Commodity LLC’s statement of financial condition. The CME shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT, is also a member of the CBOT under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat (collectively, “CBOT memberships”). Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of September 30, 2022 and December 31, 2021, the two B-1/Full seats were valued at a total of $555,000 and $413,500, respectively, and the B-2/Associate seat was valued at $48,500 and $47,500, respectively, all of which are included in Exchange memberships on the statements of financial condition. Additionally, Graham K4D Trading Ltd. owns 970 shares of the CME Group as a result of its CBOT membership. Graham K4D Trading Ltd.’s policy is to value the CME Group shares at fair value. As of September 30, 2022 and December 31, 2021, the 970 shares of the CME Group were valued at $171,816 and $221,606, respectively. The CBOT memberships and shares of the CME Group are considered Level 1 assets as described in the Fair Value section of Note 2.

Commodity Exchange Membership

As of September 30, 2022, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Commodity Exchange (“COMEX”) and owns two COMEX seats. Graham Commodity Strategies LLC’s policy is to value the COMEX seats at fair value. As of September 30, 2022 and December 31, 2021, the two COMEX seats were valued at $139,000 and $196,000 in total and is included in Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The COMEX seats are considered Level 1 assets as described in the Fair Value section of Note 2.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Fixed Income Securities

The fixed income securities positions, held by the Master Funds when applicable, are valued at the mean between the last reported bid and ask quotations received from independent brokers. GAIT is exposed to credit risk relating to whether the issuers will meet their obligations when they come due until the fixed income securities held by the Master Funds are sold or reach maturity.

Cash and Cash Equivalents

GAIT classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents. Cash deposited with a bank is subject to credit risk. In the event of the bank's insolvency, recovery of the GAIT’s cash would be limited to account insurance or other protection afforded by such deposit.  At September 30, 2022 and December 31, 2021, GAIT did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At September 30, 2022 and December 31, 2021, no accruals have been recorded by GAIT for indemnifications.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds

As of September 30, 2022 and December 31, 2021, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management fees or incentive allocation, and all offer monthly subscriptions and redemptions.

September 30, 2022
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (nine months ended September 2022)

Global Macro Funds
Graham Commodity Strategies LLC	2.66%	$1,792,080	$9,289,682
Graham Derivatives Strategies LLC	1.29%	866,863	4,293,147

Systematic Macro Funds
Graham K4D Trading Ltd.	4.16%	2,813,846	7,529,886
	8.11%	$5,472,789	$21,112,715

December 31, 2021
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (nine months ended September 2021)

Global Macro Funds
Graham Commodity Strategies LLC	3.34%	$1,849,637	$3,558,238

Systematic Macro Funds
Graham K4D Trading Ltd.	5.27%	2,920,308	860,755
	8.61%	$4,769,945	$4,418,993

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of September 30, 2022:

	Graham Commodity Strategies LLC (Delaware)	Graham Derivatives Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$49,581,000	$22,442,243	$32,091,964
Derivative financial instruments, at fair value	21,099,729	14,389,611	6,265,991
Exchange memberships, at fair value	7,252,834	–	1,663,892
Interest receivable	134,381	22,159	–
Total assets	78,067,944	36,854,013	40,021,847

Liabilities:
Derivative financial instruments, at fair value	–	–	1,247,012
Interest payable	12,770	4,565	–
Total liabilities	12,770	4,565	1,247,012
Members’ Capital / Net Assets	$78,055,174	$36,849,448	$38,774,835

Percentage of Master Fund held by GAIT	2.30%	2.35%	7.26%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2022:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Exchange memberships (cost $3,649,411)
United States (cost $3,649,411)
Financial services (cost $3,649,411)		$7,252,834	9.29%
Total exchange memberships		$7,252,834	9.29%

Derivative financial instruments
Long contracts
Futures
Commodity		$702,471	0.90%
Foreign bond		679,942	0.87%
Foreign index		(18,317)	(0.02)%
U.S. bond
U.S. Ultra bond CBT December 2022	681	(270,563)	(0.35)%
U.S. index		315,285	0.40%
Total futures		1,408,818	1.80%

Forwards
Foreign currency		(4,402,592)	(5.64)%
Total forwards		(4,402,592)	(5.64)%

Options (cost $5,254,256)
Currency futures		2,616,867	3.36%
Interest rate futures		11,181	0.01%
U.S. index futures		2,009,460	2.57%
Total options		4,637,508	5.94%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2022:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$263,358	0.34%
Foreign bond		3,037,541	3.89%
Foreign index		2,739,049	3.51%
U.S. bond
U.S 2 yr Note (CBT) December 2022	(2,468)	777,898	1.00%
U.S 5 yr Note (CBT) December 2022	(1,004)	943,859	1.21%
U.S 10 yr Note (CBT) December 2022	(377)	694,844	0.89%
U.S. Ultra bond CBT December 2022	(210)	1,289,273	1.65%
U.S. 10 yr Ultra bond December 2022	(1,006)	466,031	0.60%
U.S. index		3,523,008	4.51%
Total futures		13,734,861	17.60%

Forwards
Foreign currency		7,150,738	9.16%
Total forwards		7,150,738	9.16%

Options (proceeds $635,050)
Currency futures		(692,963)	(0.89)%
Interest rate futures		(11,181)	(0.01)%
U.S. index futures		(725,460)	(0.93)%
Total options		(1,429,604)	(1.83)%
Total derivative financial instruments		$21,099,729	27.03%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2022:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC
Derivative financial instruments
Long contracts
Forwards
Foreign currency		$(2,108)	(0.01)%
Total forwards		(2,108)	(0.01)%

Options (cost $20,902,543)
Currency futures
Euro / U.S. dollar February 2023, $0.93 Put	1	2,351,635	6.38%
Euro / U.S. dollar April 2023, $0.90 Put	1	863,929	2.34%
U.S. dollar / Japanese yen October 2022, $139.50 Call	1	7,423,076	20.15%
Euro / U.S. dollar double no touch November 2022, $0.95 - $1.00	1	395,458	1.07%
British pound / U.S. dollar November 2022 - March 2023, $0.97 - $1.02 Put	4	3,708,703	10.07%
British pound / U.S. dollar January 2023 (eko 1.0375), $1.11 Put	1	1,033,543	2.80%
U.S. dollar / Canadian dollar October 2022, $1.35 Call	1	2,077,657	5.64%
U.S. dollar / Canadian dollar October 2022, $1.35 - $1.38 Call	3	3,711,113	10.07%
U.S. dollar / Japanese yen November 2022, $130.00 Put	1	193,475	0.53%
Other currency futures		3,409,824	9.26%
U.S. bond futures
U.S. 10 yr Note October 2022, $113.00 Call	1	1,977,188	5.37%
U.S. index futures
S&P E-mini October 2022, $3,500.00 Put	1	4,150,125	11.26%
Total options		31,295,726	84.94%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2022:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Foreign bond		$24,235	0.07%
Foreign index		(2,207)	(0.01)%
U.S. bond
U.S. 10 yr Note (CBT) December 2022	(10)	625	0.00%
U.S. Ultra bond (CBT) December 2022	(5)	5,313	0.01%
U.S. index
S&P 500 E-mini December 2022	(20)	75,875	0.21%
Other U.S. index		45,235	0.12%
Total futures		149,076	0.40%

Forwards
Foreign currency		73,559	0.20%
Total forwards		73,559	0.20%

Options (proceeds $8,101,904)
Currency futures
U.S. dollar / Canadian dollar October 2022, $1.35 Call	(1)	(2,077,657)	(5.64)%
U.S. dollar / Canadian dollar October 2022, $1.35 - $1.38 Call	(3)	(3,711,113)	(10.07)%
U.S. dollar / Japanese yen October 2022, $139.50 Call	(1)	(7,423,076)	(20.14)%
Other currency futures		(157,230)	(0.43)%
U.S. bond futures
U.S. 10 yr Note October 2022, $114.00 Call	(1)	(1,043,516)	(2.83)%
U.S. index futures
S&P E-mini October 2022, $3,400.00 Put	(1)	(2,714,050)	(7.37)%
Total options		(17,126,642)	(46.48)%
Total derivative financial instruments		$14,389,611	39.05%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2022:

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Exchange memberships (cost $1,924,208)
United States (cost $1,924,208)
Financial services (cost $1,924,208)		$1,663,892	4.29%
Total exchange memberships		$1,663,892	4.29%

Derivative financial instruments
Long contracts
Futures
Commodity		$(5,340,065)	(13.77)%
Currency		271,880	0.70%
Foreign bond		(654,214)	(1.69)%
Foreign index		(6,626,160)	(17.08)%
U.S. bond
U.S. Ultra bond CBT December 2022	1	(13,844)	(0.04)%
U.S. index		(3,818,008)	(9.85)%
Total futures		(16,180,411)	(41.73)%

Swaps
Interest rate		(17,576)	(0.05)%
Total swaps		(17,576)	(0.05)%

Forwards
British pound / U.S. dollar 12/21/2022	£ 29,178,000	880,129	2.27%
Other foreign currency		(2,401,944)	(6.19)%
Total forwards		(1,521,815)	(3.92)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2022:

Description	Number of Contracts /Notional Amounts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$1,739,377	4.49%
Currency		97,233	0.25%
Foreign bond		1,846,142	4.76%
Foreign index		1,020,924	2.63%
Interest rate		2,678,189	6.91%
U.S. bond
U.S. 2 yr Note (CBT) December 2022	(732)	1,268,374	3.27%
U.S. 5 yr Note (CBT) December 2022	(373)	1,046,135	2.70%
U.S. 10 yr Note (CBT) December 2022	(102)	259,930	0.67%
U.S. Long bond (CBT) December 2022	(191)	1,636,031	4.22%
Total futures		11,592,335	29.90%

Swaps
Interest rate		152,449	0.39%
Total swaps		152,449	0.39%

Forwards
U.S. dollar / Australian dollar 12/21/2022	$ (69,616,000)	2,187,942	5.64%
U.S. dollar / British pound 12/21/2022	$ (66,357,000)	2,688,763	6.93%
Other foreign currency		6,117,292	15.78%
Total forwards		10,993,997	28.35%
Total derivative financial instruments		$5,018,979	12.94%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of September 30, 2022:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$2,602,535	$–	$3,488,297
Currency futures	–	–	383,126
Exchange memberships*	7,252,834	–	1,663,892
Foreign bond futures	4,354,336	29,630	1,849,533
Foreign index futures	2,753,836	–	1,028,414
Interest rate futures	–	–	2,678,189
Interest rate futures options	11,181	–	–
U.S. bond futures	4,171,905	5,938	4,210,470
U.S. bond futures options	–	1,977,188	–
U.S. index futures	6,993,928	121,110	–
U.S. index futures options	2,009,460	4,150,125	–
Total Level 1	30,150,015	6,283,991	15,301,921

Level 2:
Foreign currency forwards	8,356,684	266,144	12,186,035
Foreign currency futures options	2,616,867	25,168,414	–
Interest rate swap	–	–	160,806
Total Level 2	10,973,551	25,434,558	12,346,841
Total investment related assets	$41,123,566	$31,718,549	$27,648,762

Liabilities
Level 1:
Commodity futures	$(1,636,706)	$–	$(7,088,985)
Currency futures	–	–	(14,013)
Foreign bond futures	(636,853)	(5,395)	(657,605)
Foreign index futures	(33,104)	(2,207)	(6,633,650)
Interest rate futures options	(11,181)	–	–
U.S. bond futures	(270,563)	–	(13,844)
U.S. bond futures options	–	(1,043,516)	–
U.S. index futures	(3,155,635)	–	(3,818,008)
U.S. index futures options	(725,460)	(2,714,050)	–
Total Level 1	(6,469,502)	(3,765,168)	(18,226,105)

Level 2:
Foreign currency forwards	(5,608,538)	(194,693)	(2,713,853)
Foreign currency futures options	(692,963)	(13,369,077)	–
Interest rate swap	–	–	(25,933)
Total Level 2	(6,301,501)	(13,563,770)	(2,739,786)
Total investment related liabilities	$(12,771,003)	$(17,328,938)	$(20,965,891)

* See each Master Fund's condensed schedule of investments for breakout of industry and geographic region

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its average quarterly notional amounts and number of contracts for the nine months ended September 30, 2022. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at September 30, 2022 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$169,444,661	2,143	$(19,299,891)	(598)	$2,602,535	$(1,636,706)
Options (a)	13,373,826	1,072	(5,762,599)	(575)	–	–
	182,818,487	3,215	(25,062,490)	(1,173)	2,602,535	(1,636,706)

Equity price
Futures	40,223,755	721	(212,895,434)	(2,562)	9,747,764	(3,188,739)
Options (a)	952,256	2,181	(952,256)	(2,181)	2,009,460	(725,460)
	41,176,011	2,902	(213,847,690)	(4,743)	11,757,224	(3,914,199)
Foreign currency exchange rate
Forwards	1,621,351,072	N/A	(1,244,516,697)	N/A	8,356,684	(5,608,538)
Options (a)	41,255,349	6	(44,948,147)	(17)	2,616,867	(692,963)
	1,662,606,421	6	(1,289,464,844)	(17)	10,973,551	(6,301,501)

Interest rate
Futures	651,861,939	4,974	(2,399,544,152)	(11,252)	8,526,241	(907,416)
Options (a)	805,426,116	16,775	(914,747,665)	(16,775)	11,181	(11,181)
	1,457,288,055	21,749	(3,314,291,817)	(28,027)	8,537,422	(918,597)
Total	$3,343,888,974	27,872	$(4,842,666,841)	(33,960)	$33,870,732	$(12,771,003)

(a)  Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Derivatives Strategies LLC based on its average quarterly notional amounts and number of contracts for the nine months ended September 30, 2022. The table also displays the fair value of derivative contracts held by Graham Derivatives Strategies LLC at September 30, 2022 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$1,290,053	8	$(2,400,017)	(13)	$–	$–
Options (a)	68,427,886	2,277	(52,235,412)	(2,283)	–	–
	69,717,939	2,285	(54,635,429)	(2,296)	–	–

Equity price
Futures	8,796,204	49	(4,985,091)	(25)	121,110	(2,207)
Options (a)	53,712,971	2,300	(96,828,278)	(2,018)	4,150,125	(2,714,050)
	62,509,175	2,349	(101,813,369)	(2,043)	4,271,235	(2,716,257)
Foreign currency exchange rate
Forwards	46,288,995	N/A	(52,786,832)	N/A	266,144	(194,693)
Options (a)	489,261,160	16	(576,956,081)	(19)	25,168,414	(13,369,077)
	535,550,155	16	(629,742,913)	(19)	25,434,558	(13,563,770)

Interest rate
Futures	195,037,008	518	(244,501,519)	(986)	35,568	(5,395)
Options (a)	305,848,014	14,974	(232,182,987)	(15,024)	1,977,188	(1,043,516)
	500,885,022	15,492	(476,684,506)	(16,010)	2,012,756	(1,048,911)
Total	$1,168,662,291	20,142	$(1,262,876,217)	(20,368)	$31,718,549	$(17,328,938)

(a)     Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its average quarterly notional amounts and number of contracts for the nine months ended September 30, 2022. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at September 30, 2022 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$150,470,902	2,085	$(57,951,326)	(504)	$3,488,297	$(7,088,985)
	150,470,902	2,085	(57,951,326)	(504)	3,488,297	(7,088,985)

Equity price
Futures	93,564,679	978	(45,231,119)	(380)	1,028,414	(10,451,658)
	93,564,679	978	(45,231,119)	(380)	1,028,414	(10,451,658)
Foreign currency exchange rate
Forwards	202,013,109	N/A	(403,391,611)	N/A	12,186,035	(2,713,853)
Futures	10,755,237	105	(4,383,927)	(45)	383,126	(14,013)
	212,768,346	105	(407,775,538)	(45)	12,569,161	(2,727,866)

Interest rate
Futures	158,307,970	642	(578,755,907)	(3,111)	8,738,192	(671,449)
Swaps	5,193,969	88	(5,193,969)	(88)	160,806	(25,933)
	163,501,939	730	(583,949,876)	(3,199)	8,898,998	(697,382)
Total	$620,305,866	3,898	$(1,094,907,859)	(4,128)	$25,984,870	$(20,965,891)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at September 30, 2022 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and derivative liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$33,870,732	$(12,771,003)	$21,099,729	$–	$21,099,729
Derivative liabilities	$(12,771,003)	$12,771,003	$–	$–	$–

Graham Derivatives Strategies LLC[2]
Derivative assets	$31,718,549	$(17,328,938)	$14,389,611	$–	$14,389,611
Derivative liabilities	$(17,328,938)	$17,328,938	$–	$–	$–

Graham K4D Trading Ltd.[3]
Derivative assets	$25,984,870	$(19,718,879)	$6,265,991	$–	$6,265,991
Derivative liabilities	$(20,965,891)	$19,718,879	$(1,247,012)	$1,247,012	$–

1 Net derivative asset amounts presented in the statements of financial condition are held with three counterparties. At September 30, 2022, additional collateral pledged in the amount of $49,556,152 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

2 Net derivative asset amounts presented in the statements of financial condition are held with two counterparties. At September 30, 2022, additional collateral pledged in the amount of $22,442,243 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

3 Net derivative asset and liability amounts presented in the statements of financial condition are held with two counterparties. At September 30, 2022, additional collateral pledged in the amount of $30,844,952 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended September 30, 2022:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$386,684	$46,939	$63,196

Net realized gain (loss) on investments	85,953,212	88,931,098	(5,560,879)
Net increase in unrealized appreciation on investments	13,667,092	3,203,539	10,147,569
Brokerage commissions and fees	(639,335)	(1,367,211)	(64,727)
Net gain on investments	98,980,969	90,767,426	4,521,963
Net income	$99,367,653	$90,814,365	$4,585,159

The following table summarizes the results of operations of each Master Fund for the nine months ended September 30, 2022:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$403,723	$38,193	$4,352

Net realized gain on investments	377,133,901	178,080,381	110,240,535
Net increase in unrealized appreciation on investments	8,003,757	4,090,614	2,501,373
Brokerage commissions and fees	(1,913,973)	(4,482,747)	(168,228)
Net gain on investments	383,223,685	177,688,248	112,573,680
Net income	$383,627,408	$177,726,441	$112,578,032

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the gains and losses on all derivative instruments held by the Master Funds reported in net realized gain (loss) and net increase in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended September 30, 2022:

	Graham Commodity Strategies LLC		Graham Derivatives Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain (loss)	Net increase (decrease) in unrealized appreciation on investments	Net realized gain (loss)	Net increase (decrease) in unrealized appreciation on investments	Net realized gain (loss)	Net increase (decrease) in unrealized appreciation on investments
Commodity price
Futures	$(14,028,838)	$7,482,191	$2,384,515	$–	$(22,296,627)	$8,178,379
Options	(1,407,078)	641,750	2,143,923	(228,840)	–	–
	(15,435,916)	8,123,941	4,528,438	(228,840)	(22,296,627)	8,178,379
Equity price
Futures	4,938,130	832,967	5,730,577	91,853	(1,672,116)	(9,853,816)
Options	(1,550,038)	147,801	9,411,568	(574,105)	–	–
	3,388,092	980,768	15,142,145	(482,252)	(1,672,116)	(9,853,816)
Foreign currency exchange rate
Forwards	21,937,341	(4,306,183)	17,770,872	3,012,527	15,089,510	6,668,195
Futures	–	–	–	–	906,404	175,449
Options	(2,498,871)	(955,656)	39,231,629	3,094,807	–	–
	19,438,470	(5,261,839)	57,002,501	6,107,334	15,995,914	6,843,644
Interest rate
Futures	79,798,254	9,604,186	5,454,146	11,361	2,417,721	5,116,374
Options	(1,235,688)	1,235,688	6,803,868	(2,204,064)	–	–
Swaps	–	–	–	–	(5,771)	21,104
	78,562,566	10,839,874	12,258,014	(2,192,703)	2,411,950	5,137,478
Total	$85,953,212	$14,682,744	$88,931,098	$3,203,539	$(5,560,879)	$10,305,685

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the gains and losses on all derivative instruments held by the Master Funds reported in net realized gain and net increase in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the nine months ended September 30, 2022:

	Graham Commodity Strategies LLC		Graham Derivatives Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain (loss)	Net increase (decrease) in unrealized appreciation on investments	Net realized gain (loss)	Net increase (decrease) in unrealized appreciation on investments	Net realized gain (loss)	Net increase (decrease) in unrealized appreciation on investments
Commodity price
Futures	$4,684,067	$(254,505)	$260,305	$–	$61,494,827	$(8,255,484)
Options	(473,725)	1,320,437	(976,130)	–	–	–
Swaps	(5,991,484)	280,016	–	–	–	–
	(1,781,142)	1,345,948	(715,825)	–	61,494,827	(8,255,484)

Equity price
Futures	66,877,448	10,111,293	13,735,642	118,903	(4,801,087)	(9,511,352)
Options	(2,725,862)	1,864,275	22,350,601	366,262	–	–
	64,151,586	11,975,568	36,086,243	485,165	(4,801,087)	(9,511,352)
Foreign currency exchange rate
Forwards	69,582,674	(4,546,008)	43,163,305	2,573,093	35,658,445	11,772,358
Futures	–	–	–	–	1,904,200	445,764
Options	(4,548,777)	(76,252)	54,145,528	910,199	–	–
	65,033,897	(4,622,260)	97,308,833	3,483,292	37,562,645	12,218,122
Interest rate
Futures	245,733,958	1,082,532	25,795,617	30,173	15,989,921	8,092,956
Options	3,995,602	54,280	19,605,513	91,984	–	–
Swaps	–	–	–	–	(5,771)	21,104
	249,729,560	1,136,812	45,401,130	122,157	15,984,150	8,114,060
Total	$377,133,901	$9,836,068	$178,080,381	$4,090,614	$110,240,535	$2,565,346

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
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the gains and losses on all derivative instruments held by the Master Funds reported in net realized gain and net decrease in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended September 30, 2021:

	Graham Commodity Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain (loss) on investments	Net increase (decrease) in unrealized appreciation on investments	Net realized gain (loss) on investments	Net increase (decrease) in unrealized appreciation on investments
Commodity price
Futures	$(2,605,574)	$574,119	$4,240,436	$5,735,283
Options	(2,610,623)	843,838	–	–
	(5,216,197)	1,417,957	4,240,436	5,735,283
Equity price
Futures	24,034,981	(604,229)	(1,217,779)	(7,785,755)
Options	2,601,118	(3,116,666)	–	–
	26,636,099	(3,720,895)	(1,217,779)	(7,785,755)
Foreign currency exchange rate
Forwards	19,135,238	(1,071,665)	1,619,350	4,375,767
Futures	–	–	(114,799)	201,388
Options	(12,877,402)	3,035,847	–	–
	6,257,836	1,964,182	1,504,551	4,577,155
Interest rate
Futures	(46,329,837)	12,639,325	(7,487,961)	(7,057,475)
Options	1,489,313	(557,440)	–	–
	(44,840,524)	12,081,885	(7,487,961)	(7,057,475)
Total	$(17,162,786)	$11,743,129	$(2,960,753)	$(4,530,792)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the gains and losses on all derivative instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the nine months ended September 30, 2021:

	Graham Commodity Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain (loss) on investments	Net increase (decrease) in unrealized appreciation on investments	Net realized gain (loss) on investments	Net increase (decrease) in unrealized appreciation on investments
Commodity price
Futures	$24,442,275	$(1,029,560)	$38,057,940	$(4,850,589)
Options	(1,347,850)	2,427,920	–	–
	23,094,425	1,398,360	38,057,940	(4,850,589)
Equity price
Futures	68,394,796	1,615,737	21,551,267	(12,801,399)
Options	806,270	(884,118)	–	–
	69,201,066	731,619	21,551,267	(12,801,399)
Foreign currency exchange rate
Forwards	32,060,922	950,871	(3,614,587)	7,249,609
Futures	–	–	(443,979)	38,616
Options	(18,380,177)	(5,262,379)	–	–
	13,680,745	(4,311,508)	(4,058,566)	7,288,225
Interest rate
Futures	25,411,341	6,790,653	(26,394,240)	(11,019,286)
Options	7,874,310	576,228	–	–
	33,285,651	7,366,881	(26,394,240)	(11,019,286)
Total	$139,261,887	$5,185,352	$29,156,401	$(21,383,049)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. Federal government which generally range in maturity from one to thirty months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT’s investment in Cash Assets at September 30, 2022 and December 31, 2021 is $63,587,145 and $51,121,197 which represents a percentage of GAIT’s Members’ Capital of 94.28% and 92.28%, respectively.

GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis.  For the three and nine months ended September 30, 2022, the total amount recognized by GAIT with respect to its investment in Cash Assets was $158,068 and $265,137, respectively.  For the three and nine months ended September 30, 2021, the total amount recognized by GAIT with respect to its investment in Cash Assets was $10,047 and $42,681, respectively. These amounts are included in interest income in the statements of operations and incentive allocation. At September 30, 2022 and December 31, 2021, GAIT owned approximately 0.92% and 0.85%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$404,572,657	$782,211,779
Investments in fixed income securities (amortized cost $6,490,048,477 and $5,216,759,460, respectively)	6,490,048,477	5,216,759,460
Interest receivable	6,874,814	14,020,531
Total assets	6,901,495,948	6,012,991,770

Liabilities:
Due to broker	23,969	13,258
Total liabilities	23,969	13,258
Members’ capital	$6,901,471,979	$6,012,978,512

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
4. Graham Cash Assets LLC (continued)

The following table summarizes the results of operations of Cash Assets for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Investment income
Interest income	$17,640,492	$1,221,129	$29,827,633	$4,796,124
Total investment income	17,640,492	1,221,129	29,827,633	4,796,124

Expenses:
Bank fee expense	97,935	53,084	266,378	156,190
Total expenses	97,935	53,084	266,378	156,190
Net investment income	17,542,557	1,168,045	29,561,255	4,639,934
Net income	$17,542,557	$1,168,045	$29,561,255	$4,639,934

The following represents the condensed schedule of investments of Cash Assets as of September 30, 2022:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $6,490,048,476)
United States
Government Bonds (amortized cost $5,690,581,488)
U.S. Treasury bond 0.13% due 1/31/2023	$350,000,000	$348,277,550	5.05%
U.S. Treasury bonds 0.13% - 1.63% due 10/15/2022 – 12/31/2023	5,400,000,000	5,342,303,938	77.41%
Total Government Bonds		5,690,581,488	82.46%

Treasury Bills (amortized cost $799,466,989)
U.S. Treasury bill 0.00% 10/11/2022	350,000,000	349,773,684	5.07%
U.S. Treasury bill 0.00% due 10/04/2022 – 10/25/2022	450,000,000	449,693,305	6.51%
Total Treasury Bills		799,466,989	11.58%
Total United States		6,490,048,477	94.04%
Total Investments in Fixed Income Securities		$6,490,048,477	94.04%

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

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Assets
Level 2:
Fixed income securities
Government bonds	$5,690,581,488	$4,816,763,885
Treasury bills	799,466,989	399,995,575
Total fixed income securities	6,490,048,477	5,216,759,460
Total Level 2	6,490,048,477	5,216,759,460
Total assets	$6,490,048,477	$5,216,759,460

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

6. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. The Advisory Fees paid to the Manager for the nine months ended September 30, 2022 and 2021 were $699,556 and $661,150, respectively.

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager for the nine months ended September 30, 2022 and 2021 were $373,153 and $349,118, respectively.

Class 0	Class 2
0.50%	1.25%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
6. Fees and Related Party Transactions (continued)

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. The Incentive Allocation for the nine months ended September 30, 2022 and 2021 was $3,403,323 and $855,525, respectively.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

Administrator’s Fee

For the nine months ended September 30, 2022 and 2021, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $60,552 and $57,684, respectively.

Professional Fees

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with GAIT’s audit, tax and legal fees (“professional fees”). The total professional fees incurred by GAIT for the nine months ended September 30, 2022 and 2021 were $285,064 and $277,884, respectively.

Operating Expenses

In accordance with the GAIF I LLC Agreement dated May 2, 2022, GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the GAIT’s investments, operations and business (“operating expenses”).  For the period from June 1, 2022 through September 30, 2022, GAIT reimbursed the Manager for operating expenses which were comprised of market data and technology costs associated with its assets allocated to the various Master Funds. The total operating expenses incurred by GAIT for the period from June 1, 2022 through September 30, 2022 was $15,054. There were no such expenses for the nine months ended September 30, 2021.

7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s income and expenses for income tax purposes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
7. Income Taxes (continued)

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. GAIT identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated GAIT’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-U.S. jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations and incentive allocation. No such interest and/or penalties were assessed to GAIT for the nine months ended September 30, 2022 and 2021.

8. Risk Factors

Global economic, political and market conditions may adversely affect GAIT’s operations. The current global financial market situation, as well as various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. For example, the outbreak of coronavirus, or COVID-19, in many countries continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. Continuing efforts globally to combat COVID-19 and the lingering effects of the pandemic on global supply chains and employment markets continue to impact the global economy and financial markets, which in turn may have a material adverse impact on GAIT’s operations.

9. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended September 30, 2022 and 2021:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, June 30, 2021	$183.44	$131.28
Net loss:
Net investment loss	(1.36)	(1.22)
Net loss on investments	(2.50)	(1.78)
Net loss	(3.86)	(3.00)
Net asset value per Unit, September 30, 2021	$179.58	$128.28

Net asset value per Unit, June 30, 2022	$217.96	$155.05
Net income:
Net investment loss	(4.04)	(3.12)
Net gain on investments	16.13	11.47
Net income	12.09	8.35
Net asset value per Unit, September 30, 2022	$230.05	$163.40

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
9. Financial Highlights (continued)

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the three months ended September 30, 2022 and 2021:

	Class 0		Class 2
	2022	2021	2022	2021

Total return before Incentive Allocation	6.94%	(2.10)%	6.74%	(2.29)%
Incentive Allocation	(1.39)	0.00	(1.35)	0.00
Total return after Incentive Allocation	5.55%	(2.10)%	5.39%	(2.29)%

Net investment loss before Incentive Allocation	(0.47)%	(0.76)%	(0.66)%	(0.95)%
Incentive Allocation	(1.37)	0.00	(1.34)	0.00
Net investment loss after Incentive Allocation	(1.84)%	(0.76)%	(2.00)%	(0.95)%

Total expenses before Incentive Allocation	0.73%	0.77%	0.92%	0.96%
Incentive Allocation	1.37	0.00	1.34	0.00
Total expenses after Incentive Allocation	2.10%	0.77%	2.26%	0.96%

The following is the per Unit operating performance calculation for the nine months ended September 30, 2022 and 2021:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2020	$173.06	$124.23
Net income:
Net investment loss	(6.29)	(5.20)
Net gain on investments	12.81	9.25
Net income	6.52	4.05
Net asset value per Unit, September 30, 2021	$179.58	$128.28

Net asset value per Unit, December 31, 2021	$176.27	$125.68
Net income:
Net investment loss	(15.29)	(11.35)
Net gain on investments	69.07	49.07
Net income	53.78	37.72
Net asset value per Unit, September 30, 2022	$230.05	$163.40

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
9. Financial Highlights (continued)

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the nine months ended September 30, 2022 and 2021:

	Class 0		Class 2
	2022	2021	2022	2021

Total return before Incentive Allocation	37.56%	5.35%	36.47%	4.84%
Incentive Allocation	(7.05)	(1.58)	(6.46)	(1.58)
Total return after Incentive Allocation	30.51%	3.77%	30.01%	3.26%

Net investment loss before Incentive Allocation	(1.71)%	(2.03)%	(2.27)%	(2.60)%
Incentive Allocation	(5.75)	(1.48)	(5.48)	(1.46)
Net investment loss after Incentive Allocation	(7.46)%	(3.51)%	(7.75)%	(4.06)%

Total expenses before Incentive Allocation	2.15%	2.09%	2.72%	2.66%
Incentive Allocation	5.75	1.48	5.48	1.46
Total expenses after Incentive Allocation	7.90%	3.57%	8.20%	4.12%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total Members’ Capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital of GAIT, excluding that of the Managing Member, for the three and nine months ended September 30, 2022 and 2021 and have not been annualized.

10. Subsequent Events

GAIT had no subscriptions and redemptions of approximately $1.1 million from October 1, 2022 through November 14, 2022, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

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

For the three months ended September 30, 2022, the Core Macro Portfolio’s Members’ Capital increased by $1,124,644 or 3.8%. The net increase in the Core Macro Portfolio was attributable to net income of $1,611,473 or 5.4%, offset by redemptions totaling $486,829 or -1.6%, for the period.

For the nine months ended September 30, 2022, the Core Macro Portfolio’s Members’ Capital increased by $5,238,457 or 20.5%. The net increase in the Core Macro Portfolio was attributable to net income of $7,487,885 or 29.3%, offset by redemptions totaling $2,249,428 or -8.8%, for the period.

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

2022 Summary

Three Months Ended September 30, 2022

For the three months ended September 30, 2022, the Core Macro Portfolio experienced a net trading gain of $2,202,353. The trading results are attributable to the following sectors:

Agriculture / Softs	$(218,021)
Base Metals	12,699
Energy	(390,370)
Equities	(135,976)
Foreign Exchange	1,599,141
Long Term / Intermediate Rates	950,889
Precious Metals	30,340
Short Term Rates	353,651
$2,202,353

The Core Macro Portfolio recorded a net gain for the third quarter of 2022. The majority of gains resulted from long positions in the U.S. dollar versus currencies including the British pound sterling and euro and, to a lesser extent, Japanese yen and New Zealand dollar. The portfolio also recorded profits in fixed income futures, mostly from positions across the yield curve in the U.S. with smaller gains in U.K. and European bonds. The portfolio experienced losses in commodities during the period, particularly from reversals in energy and agricultural prices. In equity index futures, the portfolio experienced losses in U.S. and U.K. benchmark indices.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended September 30, 2022, Advisory Fees increased by $10,199 or 9.8%, Sponsor Fees increased by $7,759 or 14.0%, and Administrator’s Fees increased by $711 or 8.0% in the Fund over the corresponding period of the preceding year. The movements are consistent with the timing of profit and loss and capital activity during the quarter. During the same period, interest income increased by $75,461 or 2,080.0%. Interest was earned on free cash at an average annualized yield of 1.06% for the three months ended September 30, 2022 compared to 0.08% for the same period in 2021.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended September 30, 2022, the Incentive Allocation was $403,269. There was no Incentive Allocation for the three months ended September 30, 2021. This was the result of a net gain before incentive allocation for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, where the portfolio experienced a net loss before incentive allocation.

Index
Nine Months Ended September 30, 2022

For the nine months ended September 30, 2022, the Core Macro Portfolio experienced a net trading gain of $9,721,079. The trading results are attributable to the following sectors:

Agriculture / Softs	$(145,219)
Base Metals	125,655
Commodity Mix	(63,403)
Energy	1,632,107
Equities	812,295
Foreign Exchange	3,407,985
Long Term / Intermediate Rates	3,152,596
Precious Metals	(128,944)
Short Term Rates	928,007
$9,721,079

The Core Macro Portfolio recorded a net gain for the first three quarters of 2022. The majority of profits resulted from positions in fixed income futures, particularly from positions across the yield curve in the U.S. with smaller gains from positions in European, Asian, and U.K. bonds. In currencies, the portfolio recorded gains from long positions in the U.S. dollar versus the euro, British pound sterling, and Japanese yen with smaller gains from positions in the Korean won, Australian dollar, Chinese yuan, and New Zealand dollar. In commodities, the portfolio produced positive performance mainly from positions in energy. In equity index futures, positions in U.S., European, and Asian benchmark indices led to further gains for the portfolio.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the nine months ended September 30, 2022, Advisory Fees increased by $2,471 or 0.8%, Sponsor Fees increased by $6,660 or 3.8%, and Administrator’s Fees decreased by $134 or -0.5% in the Fund over the corresponding period of the preceding year. The movements are consistent with the timing of profit and loss and capital activity during the nine month period. During the same period, interest income increased by $107,172 or 561.2%. Interest was earned on free cash at an average annualized yield of 0.59% for the nine months ended September 30, 2022 compared to 0.10% for the same period in 2021.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the nine months ended September 30, 2022 and 2021, the Incentive Allocation increased by $1,171,816 or 272.6%. This was the result of a higher net gain before incentive allocation for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of September 30, 2022 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	(27.7)%
Base Metals	3.2%
Energy	(19.8)%
Equities	(84.0)%
Foreign Exchange	121.1%
Long Term / Intermediate Rates	69.5%
Precious Metals	10.3%
Short Term Rates	27.4%
100.0%

Index
2021 Summary

Three Months Ended September 30, 2021

For the three months ended September 30, 2021, the Core Macro Portfolio experienced a net trading loss of $372,825. The trading results are attributable to the following sectors:

Agriculture / Softs	$(38,379)
Base Metals	(12,654)
Energy	415,024
Equities	(19,966)
Foreign Exchange	260,414
Long Term / Intermediate Rates	(913,480)
Precious Metals	(113,466)
Short Term Rates	49,682
$(372,825)

The Core Macro Portfolio recorded a net loss for the third quarter of 2021. Losses were focused in fixed income futures, primarily from positions on the long end of the yield curve in the U.S. with smaller losses in European bonds. The portfolio was virtually flat in equity index futures as losses in Asian and European benchmark indices more than offset gains in the U.S. In foreign exchange, the portfolio recorded gains primarily from positions in the euro versus the U.S. dollar. The portfolio also recorded gains in energy, which helped offset a portion of the overall losses for the period.

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

Index
Nine Months Ended September 30, 2021

For the nine months ended September 30, 2021, the Core Macro Portfolio experienced net trading gains of $2,234,509. The trading results are attributable to the following sectors:

Agriculture / Softs	$547,749
Base Metals	357,171
Energy	1,122,586
Equities	1,481,247
Foreign Exchange	147,337
Long Term / Intermediate Rates	(1,326,006)
Precious Metals	(297,824)
Short Term Rates	202,249
$2,234,509

The Core Macro Portfolio recorded a net gain for the first three quarters of 2021. The majority of gains were focused in the commodity complex, most notably from positions in energy with further profits in agricultural commodities and base metals.  The portfolio also recorded profits in equity index futures, particularly from positions in U.S. benchmark indices. In foreign exchange, the portfolio recorded modest gains from positions in the euro, and to a lesser extent, the Australian dollar and Japanese yen, versus the U.S. dollar. The portfolio experienced losses in fixed income futures during the period, primarily from positions on the long end of the yield curve in the U.S. with smaller losses in Canada, Europe, and Australia.

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

Core Macro Portfolio
September 30, 2022	8.11%
December 31, 2021	8.63%
September 30, 2021	10.49%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through September 30, 2022, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Based on their evaluation as of September 30, 2022, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to the Fund’s internal control over financial reporting during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our 2021 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2022, the Fund issued no Units with respect to the Core Macro Portfolio.

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2022	282.137	$212.28	N/A	N/A
August 1 – August 31, 2022	1,191.601	$196.71	N/A	N/A
September 1 – September 30, 2022	836.960	$230.05	N/A	N/A
TOTAL	2,310.698	$210.68	N/A	N/A

1 Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None

Index
Item 6.	Exhibits

* 3.1	Certificate of Formation of Graham Alternative Investment Fund I LLC
** 3.1 (a)	Amendment to Certificate of Formation of Graham Alternative Investment Fund I LLC
** 3.2 (a)	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC dated March 28, 2013
*** 3.2 (b)	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC dated May 2, 2022
† 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Executive Officer)
† 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Financial Officer)
† 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Principal Financial Officer)
† 101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
† 101.SCH	Inline XBRL Taxonomy Extension Schema Document
† 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
† 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
† 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
† 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
† 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010

**	Incorporated by reference to the Fund’s Form 8-K previously filed on April 11, 2013

***	Incorporated by reference to the Fund’s Form 8-K previously filed on May 10, 2022

†	Filed herewith

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2022	GRAHAM ALTERNATIVE INVESTMENT FUND I LLC CORE MACRO PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P. its Manager

By:	/s/ Brian Douglas
Brian Douglas, Principal Executive Officer

By:	/s/ George Schrade
George Schrade, Principal Financial Officer