Form 10-Q
period 2023-06-30
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2023-08-14
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Yes ☐  No ☒
As of August 1, 2023, 154,430.354 Units of the Core Macro Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC

CORE MACRO PORTFOLIO
FORM 10-Q

Index
PART I
Item 1.	Financial Statements

Graham Alternative Investment Fund I LLC
Core Macro Portfolio

Statements of Financial Condition
	June 30, 2023 (Unaudited)	December 31, 2022 (Audited)
Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$29,114,521	$28,825,841
Cash and cash equivalents	230,000	–
Redemptions receivable from Graham Alternative Investment Trading LLC	40,000	519,852
Total assets	$29,384,521	$29,345,693

Liabilities and members’ capital
Liabilities:
Subscription received in advance	$230,000	$–
Redemptions payable	40,000	519,852
Total liabilities	270,000	519,852

Members’ capital:
Class 0 Units (71,391.814 and 70,066.654 units issued and outstanding at $223.94 and $224.59, respectively)	15,987,381	15,735,969
Class 2 Units (82,995.282 and 82,214.218 units issued and outstanding at $158.17 and $159.22, respectively)	13,127,140	13,089,872
Total members’ capital	29,114,521	28,825,841
Total liabilities and members’ capital	$29,384,521	$29,345,693

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Unaudited Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net gain (loss) allocated from investment in Graham Alternative Investment Trading LLC:
Net realized (loss) gain on investment	$(109,412)	$4,320,243	$172,112	$7,974,186
Net increase (decrease) in unrealized appreciation on investment	725,655	(1,109,404)	(248,842)	(455,460)
Brokerage commissions and fees	(15,955)	(29,839)	(40,659)	(52,656)
Net gain (loss) allocated from investment in Graham Alternative Investment Trading LLC	600,288	3,181,000	(117,389)	7,466,070

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	239,342	37,514	430,520	47,180

Expenses:
Advisory fees	106,766	112,856	214,432	215,874
Sponsor fees	59,848	62,109	120,257	118,332
Professional fees	66,398	49,325	73,385	81,453
Administrator’s fee	9,137	9,362	18,240	18,103
Operating expenses	4,431	1,538	9,273	1,538
Interest expense	1,650	1,581	3,302	3,184
Incentive allocation	–	596,349	562	1,198,354
Total expenses	248,230	833,120	439,451	1,636,838
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(8,888)	(795,606)	(8,931)	(1,589,658)
Net income (loss)	$591,400	$2,385,394	$(126,320)	$5,876,412

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Unaudited Statements of Changes in Members’ Capital

For the Three and Six Months Ended June 30, 2023

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2022	70,066.654	$15,735,969	82,214.218	$13,089,872	$28,825,841
Subscriptions	–	–	781.064	125,000	125,000
Redemptions	(342.140)	(75,000)	–	–	(75,000)
Net loss	–	(376,789)	–	(340,931)	(717,720)
Members’ capital, March 31, 2023	69,724.514	15,284,180	82,995.282	12,873,941	28,158,121
Subscriptions	1,845.920	405,000	–	–	405,000
Redemptions	(178.620)	(40,000)	–	–	(40,000)
Net income	–	338,201	–	253,199	591,400
Members’ capital, June 30, 2023	71,391.814	$15,987,381	82,995.282	$13,127,140	$29,114,521

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

Index
Graham Alternative Investment Fund I LLC
Core Macro Portfolio

Unaudited Statements of Cash Flows
	Six Months Ended June 30,
	2023	2022
Cash flows provided by operating activities
Net (loss) income	$(126,320)	$5,876,412
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net loss (income) allocated from investment in Graham Alternative Investment Trading LLC	126,320	(5,876,412)
Proceeds from sale of investment in Graham Alternative Investment Trading LLC	594,852	1,845,423
Investment in Graham Alternative Investment Trading LLC	(530,000)	–
Net cash provided by operating activities	64,852	1,845,423

Cash flows provided by (used in) financing activities
Subscriptions (net of subscription received in advance)	760,000	–
Redemptions (net of redemptions payable)	(594,852)	(1,845,423)
Net cash provided by (used in) financing activities	165,148	(1,845,423)

Net change in cash and cash equivalents	230,000	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$230,000	$–

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Unaudited Financial Statements

June 30, 2023
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

At June 30, 2023 and December 31, 2022, the Fund owned 43.98% and 45.58%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the six months ended June 30, 2023 or the year ended December 31, 2022 by the Fund, GAIT, the Master Funds or Cash Assets.

Cash and Cash Equivalents

The Fund classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents on the statements of financial condition. Cash deposited with a bank is subject to credit risk. In the event of the bank's insolvency, recovery of the Fund's cash would be limited to account insurance or other protection afforded by such deposit, which could be substantially less than the amount deposited. At June 30, 2023 and December 31, 2022, the Fund held $230,000 and $0, respectively, in cash and held no cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At June 30, 2023 and December 31, 2022, no accruals have been recorded by the Fund for indemnifications.

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

4. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. For the six months ended June 30, 2023 and 2022, the Advisory Fees allocated to the Fund by each Class of GAIT totaled $214,432 and $215,874, respectively.

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the six months ended June 30, 2023 and 2022, the Sponsor Fees allocated to the Fund by each Class of GAIT totaled $120,257 and $118,332, respectively.

Class 0	Class 2
0.50%	1.25%

See attached financial statements of Graham Alternative Investment Trading LLC.

Index

Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Unaudited Financial Statements (continued)
4. Fees and Related Party Transactions (continued)
Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of Members’ Capital redeemed from such class bears to the Members’ Capital of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to Graham Capital LLC. For the six months ended June 30, 2023 and 2022, Incentive Allocation of $562 and $1,198,354, respectively were allocated to the Fund by GAIT.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

Administrator’s Fee

For the six months ended June 30, 2023 and 2022, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the six months ended June 30, 2023 and 2022 were $18,240 and $18,103, respectively.

Professional Fees

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the Fund’s audit, tax and legal fees (“professional fees”). The total professional fees allocated to the Fund by GAIT for the six months ended June 30, 2023 and 2022 were $73,385 and $81,453, respectively.

Operating Expenses

In accordance with the LLC Agreement dated May 2, 2022, GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the Fund’s investments, operations, and business (“operating expenses”). For the six months ended June 30, 2023 and the period from June 1, 2022 through June 30, 2022, GAIT reimbursed the Manager for operating expenses which were comprised of market data and technology costs associated with its assets allocated to the various Master Funds. The total operating expenses allocated to the Fund by GAIT for the six months ended June 30, 2023 and 2022 were $9,273 and $1,538, respectively.

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

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Fund identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated the Fund’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-U.S. jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations. No such interest and/or penalties were assessed to the Fund for the six months ended June 30, 2023 and 2022.

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

See attached financial statements of Graham Alternative Investment Trading LLC.

Index

Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Unaudited Financial Statements (continued)
7. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended June 30, 2023 and 2022:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, March 31, 2022	$200.75	$143.02
Net income:
Net investment loss	(5.66)	(4.19)
Net gain on investments	22.87	16.22
Net income	17.21	12.03
Net asset value per Unit, June 30, 2022	$217.96	$155.05

Net asset value per Unit, March 31, 2023	$219.21	$155.12
Net income:
Net investment income (loss)	0.12	(0.21)
Net gain on investments	4.61	3.26
Net income	4.73	3.05
Net asset value per Unit, June 30, 2023	$223.94	$158.17

The following represents ratios to average Members’ Capital and total return for the three months ended June 30, 2023 and 2022:

	Class 0		Class 2
	2023	2022	2023	2022

Total return before Incentive Allocation	2.16%	10.81%	1.97%	10.52%
Incentive Allocation	0.00	(2.24)	0.00	(2.11)
Total return after Incentive Allocation	2.16%	8.57%	1.97%	8.41%

Net investment income (loss) before Incentive Allocation	0.05%	(0.60)%	(0.13)%	(0.79)%
Incentive Allocation	0.00	(2.09)	0.00	(2.01)
Net investment income (loss) after Incentive Allocation	0.05%	(2.69)%	(0.13)%	(2.80)%

Total expenses before Incentive Allocation	0.79%	0.73%	0.97%	0.92%
Incentive Allocation	0.00	2.09	0.00	2.01
Total expenses after Incentive Allocation	0.79%	2.82%	0.97%	2.93%

See attached financial statements of Graham Alternative Investment Trading LLC.

Index

Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Unaudited Financial Statements (continued)
7. Financial Highlights (continued)

The following is the per Unit operating performance calculation for the six months ended June 30, 2023 and 2022:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2021	$176.27	$125.68
Net income:
Net investment loss	(11.19)	(8.22)
Net gain on investments	52.88	37.59
Net income	41.69	29.37
Net asset value per Unit, June 30, 2022	$217.96	$155.05

Net asset value per Unit, December 31, 2022	$224.59	$159.22
Net loss:
Net investment income (loss)	0.31	(0.37)
Net loss on investments	(0.96)	(0.68)
Net loss	(0.65)	(1.05)
Net asset value per Unit, June 30, 2023	$223.94	$158.17

The following represents ratios to average Members’ Capital and total return for the six months ended June 30, 2023 and 2022:

	Class 0		Class 2
	2023	2022	2023	2022

Total return before Incentive Allocation	(0.28)%	28.83%	(0.66)%	28.10%
Incentive Allocation	(0.01)	(5.18)	0.00	(4.73)
Total return after Incentive Allocation	(0.29)%	23.65%	(0.66)%	23.37%

Net investment income (loss) before Incentive Allocation	0.14%	(1.24)%	(0.23)%	(1.62)%
Incentive Allocation	(0.00)	(4.39)	0.00	(4.18)
Net investment income (loss) after Incentive Allocation	0.14%	(5.63)%	(0.23)%	(5.80)%

Total expenses before Incentive Allocation	1.36%	1.41%	1.73%	1.78%
Incentive Allocation	0.00	4.39	0.00	4.18
Total expenses after Incentive Allocation	1.36%	5.80%	1.73%	5.96%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total Members’ Capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fee, and the Incentive Allocation. The net investment income (loss) and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment income (loss), expenses, and Incentive Allocation. Net investment income (loss) and total expense ratios are computed based upon the weighted average of Members’ Capital for Class 0 and Class 2 Units of the Fund for the three and six months ended June 30, 2023 and 2022 and are not annualized.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index

Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Unaudited Financial Statements (continued)

8. Subsequent Events

The Fund had subscriptions of approximately $0.44 million and redemptions of approximately $0.30 million from July 1, 2023 through August 14, 2023, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index

Graham Alternative Investment Trading LLC

Statements of Financial Condition

	June 30, 2023 (Unaudited)	December 31, 2022 (Audited)
Assets
Investments in Master Funds, at fair value	$5,766,414	$6,078,610
Investment in Graham Cash Assets LLC, at fair value	60,766,554	58,599,019
Receivable from Master Funds	58	181
Total assets	$66,533,026	$64,677,810

Liabilities and members’ capital
Liabilities:
Redemptions payable	$202,158	$1,169,444
Accrued professional fees	4,105	132,957
Accrued advisory fees	79,212	79,343
Accrued sponsor fees	41,658	42,803
Accrued administrator’s fees	6,964	7,030
Accrued operating expenses	3,368	3,223
Payable to Master Funds	‑	102
Total liabilities	337,465	1,434,902

Members’ capital:
Class 0 Units (175,385.898 and 161,081.937 units issued and outstanding at $223.94 and $224.59 per unit, respectively)	39,275,689	36,176,761
Class 2 Units (155,854.783 and 155,844.459 units issued and outstanding at $158.17 and $159.22 per unit, respectively)	24,651,098	24,813,000
Class M Units (4,671.470 units issued and outstanding at $485.66 and $482.32 per unit, respectively)	2,268,774	2,253,147
Total members’ capital	66,195,561	63,242,908
Total liabilities and members’ capital	$66,533,026	$64,677,810

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	June 30, 2023 (Unaudited)		December 31, 2022 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$1,407,163	2.13%	$2,190,592	3.46%
Graham Derivatives Strategies LLC	1,139,312	1.72%	794,631	1.26%
Graham K4D Trading Ltd.	3,219,939	4.86%	3,093,387	4.89%
Total investments in Master Funds	$5,766,414	8.71%	$6,078,610	9.61%

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) gain allocated from investments in Master Funds:
Net realized (loss) gain on investments	$(233,069)	$9,492,282	$377,282	$17,473,733
Net increase (decrease) in unrealized appreciation on investments	1,637,920	(2,438,962)	(514,279)	(1,016,446)
Brokerage commissions and fees	(35,964)	(65,652)	(90,177)	(115,508)
Net gain (loss) allocated from investments in Master Funds	1,368,887	6,987,668	(227,174)	16,341,779

Net investment income (loss) allocated from investments in Master Funds	39,877	232	95,642	(3,574)

Investment income:
Interest income	499,316	82,257	863,185	107,069

Expenses:
Advisory fees	232,229	240,555	460,118	458,706
Sponsor fees	123,061	128,084	245,314	243,490
Professional fees	149,466	108,449	164,780	177,834
Administrator’s fee	20,588	20,606	40,566	39,689
Operating expenses	9,985	3,371	20,612	3,371
Interest expense	3,717	3,479	7,343	6,979
Total expenses	539,046	504,544	938,733	930,069
Net investment loss of the Fund	(39,730)	(422,287)	(75,548)	(823,000)

Net income (loss)	1,369,034	6,565,613	(207,080)	15,515,205

Incentive allocation	‑	(1,269,671)	(132)	(2,550,314)

Net income (loss) available for pro-rata allocation to all members	$1,369,034	$5,295,942	$(207,212)	$12,964,891

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the Three and Six Months Ended June 30, 2023

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2022	161,081.937	$36,176,761	155,844.459	$24,813,000	4,671.470	$2,253,147	$63,242,908
Subscriptions	2,107.202	490,000	781.064	125,000	–	–	615,000
Redemptions	(908.759)	(202,115)	(280.060)	(44,820)	–	(132)	(247,067)
Incentive allocation	–	(132)	–	–	–	132	–
Net loss	–	(891,319)	–	(641,441)	–	(43,354)	(1,576,114)
Members’ capital, March 31, 2023	162,280.380	35,573,195	156,345.463	24,251,739	4,671.470	2,209,793	62,034,727
Subscriptions	14,208.945	3,114,000	–	–	–	–	3,114,000
Redemptions	(1,103.427)	(245,476)	(490.680)	(76,724)	–	–	(322,200)
Incentive allocation	–	–	–	–	–	–	–
Net income	–	833,970	–	476,083	–	58,981	1,369,034
Members’ capital, June 30, 2023	175,385.898	$39,275,689	155,854.783	$24,651,098	4,671.470	$2,268,774	$66,195,561

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

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

 Unaudited Statements of Cash Flows

	Six Months Ended June 30,
	2023	2022
Cash flows (used in) provided by operating activities
Net (loss) income	$(207,080)	$15,515,205
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net loss (income) allocated from investments in Master Funds	131,532	(16,338,205)
Net (income) allocated from investment in Graham Cash Assets LLC	(863,185)	(107,069)
Proceeds from sale of investments in Master Funds	34,373,956	39,890,240
Proceeds from sale of investment in Graham Cash Assets LLC	24,009,710	18,117,424
Purchases of investments in Master Funds	(34,193,271)	(22,971,706)
Purchases of investment in Graham Cash Assets LLC	(25,314,060)	(29,785,308)
Changes in assets and liabilities:
(Decrease) in accrued professional fees	(128,852)	(4,993)
(Decrease) increase in accrued advisory fees	(131)	10,935
(Decrease) increase in accrued sponsor fees	(1,145)	6,344
(Decrease) increase in accrued administrator’s fee	(66)	814
Increase in accrued operating expenses	145	3,371
Net cash (used in) provided by operating activities	(2,192,447)	4,337,052

Cash flows provided by (used in) financing activities
Subscriptions	3,729,000	–
Redemptions (net of redemptions payable)	(1,536,553)	(4,337,052)
Net cash provided by (used in) financing activities	2,192,447	(4,337,052)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–
Supplemental cash flow information
Interest paid	$7,343	$6,979

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

June 30, 2023

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

Graham Alternative Investment Fund I LLC Core Macro Portfolio and Graham Alternative Investment Fund II LLC Core Macro Portfolio (through its investment in Graham Alternative Investment Ltd.) are the primary investors of GAIT.

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at June 30, 2023 and December 31, 2022. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices of investments held. The Master Funds’ currency translation gains and losses are included in the statements of operations and incentive allocation within net realized (loss) gain and net increase (decrease) in unrealized appreciation on investments.

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

GAIT’s investments in the Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in the Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the six months ended June 30, 2023 or the year ended December 31, 2022 by GAIT, the Master Funds, or Cash Assets.

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

Unrealized appreciation and depreciation from derivative financial instruments are recorded based on changes in their fair value. Realized gains and losses are recorded when the positions are closed. All unrealized and realized gains and losses related to derivative financial instruments are included in net realized (loss) gain and net increase (decrease) in unrealized appreciation on investments in the Master Funds’ statements of operations.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the six months ended June 30, 2023 and the year ended December 31, 2022 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had no derivative instruments subject to credit risk related contingent features in a net liability position June 30, 2023 and December 31, 2022, respectively. Graham Commodity Strategies LLC had no derivative instruments subject to credit risk related contingent features in a net liability position at June 30, 2023 and December 31, 2022. Graham Derivatives Strategies LLC had derivative instruments subject to credit risk related contingent features in a net liability position of $0 and $4,554 at June 30, 2023 and December 31, 2022, respectively.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX seats and the shares of the CME Group at fair value. As of June 30, 2023 and December 31, 2022, the two NYMEX seats were valued at $288,000 and $297,500, respectively, and the 30,000 shares of CME Group were valued at $5,558,700 and $5,044,800, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Chicago Mercantile Exchange Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Mercantile Exchange (“CME”). As a result of its membership, Graham Commodity Strategies LLC owns two CME seats and 2,232 shares of the CME Group. Graham Commodity Strategies LLC’s policy is to value the CME seats and the shares of the CME Group at fair value. As of June 30, 2023 and December 31, 2022, the two CME seats were valued at $420,250 and $485,500, respectively, and the 2,232 shares of CME Group were valued at $413,567 and $375,333, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The CME seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the CME. As a result of its membership, Graham K4D Trading Ltd. owns one CME seat and 4,085 shares of the CME Group. Graham K4D Trading Ltd.’s policy is to value the CME seat and the shares of the CME Group at fair value. As of June 30, 2023 and December 31, 2022, the CME seat was valued at $133,500 and $187,000, respectively, and the 4,085 shares of the CME Group were valued at $756,910 and $686,934, respectively, all of which are included in Exchange memberships on Graham K4D Trading Ltd.’s statement of financial condition. The CME seat and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Chicago Board of Trade Membership

As of June 30, 2023, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns 3,265 shares of the CME Group as a result of its CBOT membership. Graham Commodity Strategies LLC’s policy is to value the CME shares at fair value. As of June 30, 2023 and December 31, 2022, the 3,265 shares of the CME Group were valued at $604,972 and $549,043, respectively, and are included in Exchange memberships on Graham Commodity LLC’s statement of financial condition. The CME shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT, is also a member of the CBOT under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat (collectively, “CBOT memberships”). Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of June 30, 2023 and December 31, 2022, the two B-1/Full seats were valued at a total of $628,000 and $555,000, respectively, and the B-2/Associate seat was valued at $48,250 and $55,000, respectively, all of which are included in Exchange memberships on Graham K4D Trading Ltd.’s statements of financial condition. Additionally, Graham K4D Trading Ltd. owns 970 shares of the CME Group as a result of its CBOT membership. Graham K4D Trading Ltd.’s policy is to value the CME Group shares at fair value. As of June 30, 2023 and December 31, 2022, the 970 shares of the CME Group were valued at $179,731 and $163,115, respectively. The CBOT memberships and shares of the CME Group are considered Level 1 assets as described in the Fair Value section of Note 2.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Chicago Board of Trade Membership (continued)

As of June 30, 2023, Graham Derivatives Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns one B-1/Full seat as a result of its CBOT membership. Graham Derivatives Strategies LLC’s policy is to value the CBOT seat at fair value. As of June 30, 2023 the CBOT seat was valued at $314,000 and is included in Exchange memberships on Graham Derivatives Strategies LLC’s statement of financial condition. Graham Derivatives Strategies LLC was not a member of CBOT as of December 31, 2022.  The CBOT seat is considered Level 1 assets as described in the Fair Value section of Note 2.

Commodity Exchange Membership

As of June 30, 2023, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Commodity Exchange (“COMEX”) and owns two COMEX seats. Graham Commodity Strategies LLC’s policy is to value the COMEX seats at fair value. As of June 30, 2023 and December 31, 2022, the two COMEX seats were valued at $166,000 and $150,000 in total and is included in Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The COMEX seats are considered Level 1 assets as described in the Fair Value section of Note 2.

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

Cash and Cash Equivalents

GAIT classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents. Cash deposited with a bank is subject to credit risk. In the event of the bank's insolvency, recovery of GAIT’s cash would be limited to account insurance or other protection afforded by such deposit.  At June 30, 2023 and December 31, 2022, GAIT did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At June 30, 2023 and December 31, 2022, no accruals have been recorded by GAIT for indemnifications.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds

As of June 30, 2023 and December 31, 2022, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management fees or incentive allocation, and all offer monthly subscriptions and redemptions.

June 30, 2023
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss) (six months ended June 2023)

Global Macro Funds
Graham Commodity Strategies LLC	2.13%	$1,407,163	$(43,296)
Graham Derivatives Strategies LLC	1.72%	1,139,312	(730,949)

Systematic Macro Funds
Graham K4D Trading Ltd.	4.86%	3,219,939	642,713
	8.71%	$5,766,414	$(131,532)

December 31, 2022
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (six months ended June 2022)

Global Macro Funds
Graham Commodity Strategies LLC	3.46%	$2,190,592	$7,005,331
Graham Derivatives Strategies LLC	1.26%	794,631	2,155,661

Systematic Macro Funds
Graham K4D Trading Ltd.	4.89%	3,093,387	7,177,213
	9.61%	$6,078,610	$16,338,205

The following table summarizes the financial position of each Master Fund as of June 30, 2023:

	Graham Commodity Strategies LLC (Delaware)	Graham Derivatives Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$53,577,124	$26,163,313	$32,618,613
Derivative financial instruments, at fair value	3,028,648	20,814,767	13,493,848
Exchange memberships, at fair value	7,451,489	314,000	1,746,391
Interest receivable	255,098	25,616	140,051
Total assets	64,312,359	47,317,696	47,998,903

Liabilities:
Derivative financial instruments, at fair value	3,241,795	–	–
Interest payable	23,575	5,984	91,499
Total liabilities	3,265,370	5,984	91,499
Members’ Capital / Net Assets	$61,046,989	$47,311,712	$47,907,404

Percentage of Master Fund held by GAIT	2.31%	2.41%	6.72%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2023:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Exchange memberships (cost $3,649,411)
United States (cost $3,649,411)
Financial services (cost $3,649,411)		$7,451,489	12.21%
Total exchange memberships		$7,451,489	12.21%

Derivative financial instruments
Long contracts
Futures
Commodity		$(160,020)	(0.26)%
Foreign index		271,181	0.44%
Interest rate		(194,093)	(0.32)%
U.S. bond
U.S. 2 yr Note (CBT) September 2023	9,986	(5,806,602)	(9.51)%
U.S. index		290,142	0.48%
Total futures		(5,599,392)	(9.17)%

Forwards
Foreign currency		(525,806)	(0.86)%
Total forwards		(525,806)	(0.86)%

Options (cost $1,853,992)
Currency futures		955,590	1.57%
Interest rate futures		883,394	1.45%
U.S. index futures		45,000	0.07%
Total options		1,883,984	3.09%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2023:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Foreign bond		$(268,875)	(0.44)%
U.S. bond
U.S. 5 yr - 10 yr Note (CBT) September 2023	(10,760)	2,786,844	4.57%
U.S. Ultra Bond CBT September 2023	(208)	78,938	0.13%
U.S. index		(548,385)	(0.90)%
Total futures		2,048,522	3.36%

Forwards
Foreign currency		2,598,864	4.24%
Total forwards		2,598,864	4.24%

Options (proceeds $213,775)
Interest rate futures		(619,319)	(1.01)%
Total options		(619,319)	(1.01)%
Total derivative financial instruments		$(213,147)	(0.35)%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2023:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC
Exchange memberships (cost $305,000)
United States (cost $305,000)
Financial services (cost $305,000)		$314,000	0.66%
Total exchange memberships		$314,000	0.66%

Derivative financial instruments
Long contracts
Futures
Commodity		$16,160	0.03%
Foreign index		178,523	0.38%
U.S. bond
U.S. 10 yr Ultra September 2023	152	(93,844)	(0.20)%
U.S. 2 yr Note (CBT) September 2023	334	(590,992)	(1.25)%
U.S. index
S&P E-mini September 2023	176	404,200	0.85%
Other U.S. index		509,456	1.09%
Total futures		423,503	0.90%

Options (cost $51,082,341)
Commodity futures
Gold Future (CMX) February 2024, $2,200.00 - $2,500.00 Call	2	2,479,050	5.24%
Currency futures
U.S. dollar / Chinese yuan September 2023, $7.30 Call	2	3,201,276	6.77%
U.S. dollar / Chinese yuan July 2023 - August 2023, $7.18 - $7.25 Call	3	4,623,457	9.77%
U.S. dollar / Chinese yuan (erko $7.45) September 2023, $7.30 Call	1	278,075	0.59%
U.S. dollar / Mexican peso September 2023 - November 2023, $16.25 - $17.05 Put	4	4,151,288	8.77%
U.S. dollar / Mexican peso (eko $16.75) August 2023, $17.40 Put	1	801,047	1.69%
Other currency futures		3,272,683	6.93%
Interest rate futures
3-Month SOFR, September 2023, $95.44 - $96.19 Call	2	1,238,238	2.62%
SOFR 1 yr Midcurve September 2023, $96.00 Put	1	11,294,550	23.87%
SOFR 1 yr Midcurve September 2023, $96.63 Put	1	21,053,438	44.50%
U.S. bond futures
U.S. 10 yr August 2023, $114.00 Call	1	352,172	0.74%
U.S. 10 yr August 2023, $111.50 Put	1	2,001,172	4.23%
U.S. index futures
S&P 500 E-mini July 2023, $4,450.00 Call	1	5,928,938	12.53%
S&P 500 E-mini August 2023, $4,550.00 Call	1	3,331,250	7.04%
Total options		64,006,634	135.29%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2023:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Foreign bond		$(72,054)	(0.15)%
U.S. bond
U.S. Long Bond (CBT) September 2023	(106)	(78,469)	(0.17)%
U.S. Ultra Bond (CBT) September 2023	(84)	(106,313)	(0.22)%
U.S. 2 yr – 10 yr Note (CBT) September 2023	(1,282)	198,305	0.42%
Total futures		(58,531)	(0.12)%

Forwards
Foreign currency		(44,070)	(0.09)%
Total forwards		(44,070)	(0.09)%

Options (proceeds $28,277,816)
Commodity futures
Gold Future (CMX) February 2024, $2,300.00 - $2,400.00 Call	(2)	(1,993,900)	(4.21)%
Currency futures
U.S. dollar / Chinese yuan July 2023 - September 2023, $7.26 - $7.45 Call	(4)	(1,820,017)	(3.85)%
U.S. dollar / Mexican peso September 2023, $16.45 Put	(1)	(210,283)	(0.44)%
Other currency futures		(1,510,459)	(3.20)%
Interest rate futures
SOFR 1 yr Midcurve September 2023, $96.19 Put	(1)	(13,969,575)	(29.53)%
SOFR 1 yr Midcurve September 2023, $96.44 Put	(1)	(17,833,500)	(37.69)%
Other interest rate futures		(1,188,900)	(2.53)%
U.S. bond futures
U.S. 10 yr August 2023, $115.00 Call	(1)	(160,078)	(0.34)%
U.S. 10 yr August 2023, $110.50 Put	(1)	(800,469)	(1.69)%
Index futures
S&P 500 E-mini July 2023 – August 2023, $4,550.00 - $4,600.00 Call	(2)	(4,025,588)	(8.51)%
Total options		(43,512,769)	(91.99)%
Total derivative financial instruments		$20,814,767	43.99%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2023:

Description	Notional Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Exchange memberships (cost $1,924,208)
United States (cost $1,924,208)
Financial services (cost $1,924,208)		$1,746,391	3.65%
Total exchange memberships		$1,746,391	3.65%

Derivative financial instruments
Long contracts
Futures
Commodity		$(1,955,693)	(4.08)%
Currency		(7,796)	(0.02)%
Foreign bond		(228,187)	(0.48)%
Foreign index		3,051,164	6.38%
Interest rate		(6,925)	(0.01)%
U.S. index		969,535	2.02%
Total futures		1,822,098	3.81%

Forwards
Foreign currency		(122,477)	(0.26)%
Total forwards		(122,477)	(0.26)%

Swaps (cost $1,052,014)
Interest rate
USD SOFR Rec 3.00% - 3.75%, 09/20/2023 - 09/20/2033	$ 5,190,000	(112,019)	(0.23)%
Other interest rate		(105,432)	(0.22)%
Total swaps		(217,451)	(0.45)%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2023:

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$(762,145)	(1.59)%
Currency		63,836	0.13%
Foreign bond		1,230,593	2.57%
Foreign index		251,478	0.52%
Interest rate
3 Month SOFR June 2024	(1,673)	3,727,707	7.79%
Other interest rate		3,096,484	6.46%
U.S. bond
U.S. 2 yr – 10 yr Note (CBT) September 2023	(1,474)	2,558,563	5.35%
U.S. Long Bond (CBT) September 2023	(93)	67,055	0.14%
U.S. Ultra Bond (CBT) September 2023	(13)	(2,578)	(0.01)%
U.S. index		(782,046)	(1.63)%
Total futures		9,448,947	19.73%

Forwards
Foreign currency		2,280,321	4.76%
Total forwards		2,280,321	4.76%

Swaps (proceeds $929,464)
Interest rate
USD SOFR Pay 3.75% - 4.75%, 09/20/2023 - 09/20/2043	$(2,790,000)	(12,127)	(0.03)%
Other interest rate		294,537	0.61%
Total swaps		282,410	0.58%
Total derivative financial instruments		$13,493,848	28.17%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of June 30, 2023:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$364,980	$16,160	$2,290,773
Commodity futures options	–	2,479,050	–
Currency futures	–	–	84,499
Exchange memberships*	7,451,489	314,000	1,746,391
Foreign bond futures	1,032,638	12,173	1,280,548
Foreign index futures	271,181	184,223	3,697,176
Interest rate futures	221,882	–	6,824,191
Interest rate futures options	883,394	33,586,226	–
U.S. bond futures	2,865,782	201,414	2,625,618
U.S. bond futures options	–	2,353,344	–
U.S. index futures	486,492	913,656	969,535
U.S. index futures options	45,000	9,260,188	–
Total Level 1	13,622,838	49,320,434	19,518,731

Level 2:
Foreign currency forwards	8,826,712	–	4,930,330
Foreign currency futures options	955,590	16,327,827	–
Interest rate swap	–	–	739,361
Total Level 2	9,782,302	16,327,827	5,669,691
Total investment related assets	$23,405,140	$65,648,261	$25,188,422

Liabilities
Level 1:
Commodity futures	$(525,000)	$–	$(5,008,611)
Commodity futures options	–	(1,993,900)	–
Currency futures	–	–	(28,459)
Foreign bond futures	(1,301,513)	(84,227)	(278,142)
Foreign index futures	–	(5,700)	(394,534)
Interest rate futures	(415,975)	–	(6,925)
Interest rate futures options	(619,319)	(32,991,975)	–
U.S. bond futures	(5,806,602)	(872,727)	(2,578)
U.S. bond futures options	–	(960,547)	–
U.S. index futures	(744,735)	–	(782,046)
U.S. index futures options	–	(4,025,588)	–
Total Level 1	(9,413,144)	(40,934,664)	(6,501,295)

Level 2:
Foreign currency forwards	(6,753,654)	(44,070)	(2,772,486)
Foreign currency futures options	–	(3,540,760)	–
Interest rate swap	–	–	(674,402)
Total Level 2	(6,753,654)	(3,584,830)	(3,446,888)
Total investment related liabilities	$(16,166,798)	$(44,519,494)	$(9,948,183)

* See each Master Fund's condensed schedule of investments for breakout of industry and geographic region.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its average quarterly notional amounts and number of contracts for the six months ended June 30, 2023. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at June 30, 2023 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$122,032,519	966	$(5,670,143)	(94)	$364,980	$(525,000)
	122,032,519	966	(5,670,143)	(94)	364,980	(525,000)

Equity price
Futures	176,703,865	854	(148,503,889)	(1,081)	757,673	(744,735)
Options (a)	–	43	(1,879,741)	–	45,000	–
	176,703,865	897	(150,383,630)	(1,081)	802,673	(744,735)
Foreign currency exchange rate
Forwards	4,074,560,693	N/A	(990,903,831)	N/A	8,826,712	(6,753,654)
Options (a)	44,638,573	9	(36,374,401)	(14)	955,590	–
	4,119,199,266	9	(1,027,278,232)	(14)	9,782,302	(6,753,654)

Interest rate
Futures	1,683,146,636	8,088	(1,790,748,469)	(8,385)	4,120,302	(7,524,090)
Options (a)	382,560,086	11,158	(480,273,218)	(11,158)	883,394	(619,319)
	2,065,706,722	19,246	(2,271,021,687)	(19,543)	5,003,696	(8,143,409)
Total	$6,483,642,372	21,118	$(3,454,353,692)	(20,732)	$15,953,651	$(16,166,798)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Derivatives Strategies LLC based on its average quarterly notional amounts and number of contracts for the six months ended June 30, 2023. The table also displays the fair value of derivative contracts held by Graham Derivatives Strategies LLC at June 30, 2023 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$3,100,160	29	$(15,690,980)	(79)	$16,160	$–
Options (a)	129,185,145	2,294	(70,810,194)	(2,111)	2,479,050	(1,993,900)
	132,285,305	2,323	(86,501,174)	(2,190)	2,495,210	(1,993,900)

Equity price
Futures	84,442,167	856	(7,891,943)	(33)	1,097,879	(5,700)
Options (a)	183,158,605	3,103	(116,197,984)	(3,059)	9,260,188	(4,025,588)
	267,600,772	3,959	(124,089,927)	(3,092)	10,358,067	(4,031,288)
Foreign currency exchange rate
Forwards	21,819,417	N/A	(38,645,021)	N/A	–	(44,070)
Options (a)	343,150,769	11	(257,008,901)	(12)	16,327,827	(3,540,760)
	364,970,186	11	(295,653,922)	(12)	16,327,827	(3,584,830)

Interest rate
Futures	45,210,383	264	(178,761,620)	(1,025)	213,587	(956,954)
Options (a)	2,853,546,728	43,420	(2,675,915,374)	(43,420)	35,939,570	(33,952,522)
	2,898,757,111	43,684	(2,854,676,994)	(44,445)	36,153,157	(34,909,476)
Total	$3,663,613,374	49,977	$(3,360,922,017)	(49,739)	$65,334,261	$(44,519,494)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its quarterly average notional amounts and number of contracts for the six months ended June 30, 2023. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at June 30, 2023 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$87,641,029	1,318	$(68,469,913)	(1,269)	$2,290,773	$(5,008,611)
	87,641,029	1,318	(68,469,913)	(1,269)	2,290,773	(5,008,611)

Equity price
Futures	201,251,607	1,880	(56,480,296)	(511)	4,666,711	(1,176,580)
	201,251,607	1,880	(56,480,296)	(511)	4,666,711	(1,176,580)
Foreign currency exchange rate
Forwards	240,421,608	N/A	(355,841,070)	N/A	4,930,330	(2,772,486)
Futures	12,859,994	123	(2,873,042)	(40)	84,499	(28,459)
	253,281,602	123	(358,714,112)	(40)	5,014,829	(2,800,945)

Interest rate
Futures	21,885,555	173	(1,028,785,916)	(5,295)	10,730,357	(287,645)
Swaps	49,506,575	42	(33,156,783)	(51)	739,361	(674,402)
	71,392,130	215	(1,061,942,699)	(5,346)	11,469,718	(962,047)
Total	$613,566,368	3,536	$(1,545,607,020)	(7,166)	$23,442,031	$(9,948,183)

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at June 30, 2023 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and derivative liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$15,953,651	$(12,925,003)	$3,028,648	$–	$3,028,648
Derivative liabilities	$(16,166,798)	$12,925,003	$(3,241,795)	$3,241,795	$–

Graham Derivatives Strategies LLC[2]
Derivative assets	$65,334,261	$(44,519,494)	$20,814,767	$–	$20,814,767
Derivative liabilities	$(44,519,494)	$44,519,494	$–	$–	$–

Graham K4D Trading Ltd.[3]
Derivative assets	$23,442,031	$(9,948,183)	$13,493,848	$–	$13,493,848
Derivative liabilities	$(9,948,183)	$9,948,183	$–	$–	$–

1 Net derivative asset and liability amounts presented in the statements of financial condition are held with two counterparties. At June 30, 2023, additional collateral pledged in the amount of $50,307,996 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

2 Net derivative asset amounts presented in the statements of financial condition are held with two counterparties. At June 30, 2023, additional collateral pledged in the amount of $26,163,313 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

3 Net derivative asset amounts presented in the statements of financial condition are held with two counterparties. At June 30, 2023, additional collateral pledged in the amount of $32,618,613 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended June 30, 2023:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$864,174	$308,982	$148,479

Net realized gain (loss) on investments	1,692,849	(6,047,658)	(770,849)
Net increase in unrealized appreciation on investments	4,004,289	6,020,706	19,974,612
Brokerage commissions and fees	(401,509)	(845,413)	(62,744)
Net gain (loss) on investments	5,295,629	(872,365)	19,141,019
Net income (loss)	$6,159,803	$(563,383)	$19,289,498

The following table summarizes the results of operations of each Master Fund for the six months ended June 30, 2023:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$1,997,990	$501,105	$456,012

Net realized gain (loss) on investments	35,046,278	(11,260,125)	(2,370,005)
Net (decrease) increase in unrealized appreciation on investments	(37,826,877)	(16,168,425)	12,120,559
Brokerage commissions and fees	(822,740)	(2,366,023)	(127,283)
Net (loss) gain on investments	(3,603,339)	(29,794,573)	9,623,271
Net (loss) income	$(1,605,349)	$(29,293,468)	$10,079,283

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the gains and losses on all derivative instruments held by the Master Funds reported in net realized gain (loss) and net increase in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended June 30, 2023:

	Graham Commodity Strategies LLC		Graham Derivatives Strategies LLC		Graham K4D Trading Ltd.
	Net realized loss	Net increase in unrealized appreciation on investments	Net realized loss	Net increase in unrealized appreciation on investments	Net realized loss	Net increase in unrealized appreciation on investments
Commodity price
Futures	$(12,438,378)	$(1,021,817)	$1,067,485	$(116,240)	$(5,907,137)	$(2,621,327)
Options	–	–	4,871,300	(5,938,060)	–	–
	(12,438,378)	(1,021,817)	5,938,785	(6,054,300)	(5,907,137)	(2,621,327)
Equity price
Futures	9,433,846	(4,796,453)	5,161,752	829,540	10,045,883	1,536,788
Options	(194,150)	16,012	(1,916,836)	1,696,180	–	–
	9,239,696	(4,780,441)	3,244,916	2,525,720	10,045,883	1,536,788
Foreign currency exchange rate
Forwards	4,458,580	338,936	(772,425)	(51,808)	(271,368)	4,753,489
Futures	–	–	–	–	(86,040)	199,155
Options	5,339,201	1,631,902	(2,927,292)	6,997,700	–	–
	9,797,781	1,970,838	(3,699,717)	6,945,892	(357,408)	4,952,644
Interest rate
Futures	(34,246,223)	8,971,688	(2,917,716)	(779,064)	(4,367,408)	16,135,464
Options	2,850,991	(310,161)	(5,956,181)	4,218,865	–	–
Swaps	–	–	–	–	(118,459)	22,752
	(31,395,232)	8,661,527	(8,873,897)	3,439,801	(4,485,867)	16,158,216
Total	$(24,796,133)	$4,830,107	$(3,389,913)	$6,857,113	$(704,529)	$20,026,321

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the gains and losses on all derivative instruments held by the Master Funds reported in net realized gain (loss) and net (decrease) increase in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the six months ended June 30, 2023:

	Graham Commodity Strategies LLC		Graham Derivatives Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain	Net decrease in unrealized appreciation on investments	Net realized loss	Net decrease in unrealized appreciation on investments	Net realized loss	Net increase in unrealized appreciation on investments
Commodity price
Futures	$(6,755,835)	$(2,623,990)	$1,467,835	$(39,290)	$(13,159,707)	$(6,854,803)
Options	–	–	3,901,430	(5,843,700)	–	–
	(6,755,835)	(2,623,990)	5,369,265	(5,882,990)	(13,159,707)	(6,854,803)
Equity price
Futures	19,675,190	(6,067,828)	3,082,110	1,113,231	6,516,367	13,312,778
Options	(103,575)	(28,400)	(1,531,599)	(405,365)	–	–
	19,571,615	(6,096,228)	1,550,511	707,866	6,516,367	13,312,778
Foreign currency exchange rate
Forwards	(1,839,756)	2,256,031	(1,103,045)	(9,258)	4,249,906	519,100
Futures	–	–	–	–	19,318	104,079
Options	7,655,178	(2,940,178)	(3,064,813)	(5,796,302)	–	–
	5,815,422	(684,147)	(4,167,858)	(5,805,560)	4,269,224	623,179
Interest rate
Futures	(4,527,619)	(21,711,749)	(4,443,203)	(1,797,310)	(178,379)	5,081,320
Options	2,850,991	176,053	(10,103,080)	(1,634,982)	–	–
Swaps	–	–	–	–	(140,168)	(88,437)
	(1,676,628)	(21,535,696)	(14,546,283)	(3,432,292)	(318,547)	4,992,883
Total	$16,954,574	$(30,940,061)	$(11,794,365)	$(14,412,976)	$(2,692,663)	$12,074,037

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
Graham Derivatives Strategies LLC
Derivative financial instruments
Long contracts
Futures
Commodity		$55,450	0.17%
Foreign bond		(70,256)	(0.22)%
U.S. bond		(69,031)	(0.21)%
Total futures		(83,837)	(0.26)%

Forwards
Foreign currency		(34,812)	(0.11)%
Total forwards		(34,812)	(0.11)%

Options (cost $38,031,263)
Commodity futures		1,294,020	4.02%
Currency futures
Euro dollar / British pound March 2023, $0.90 Call	2	2,786,554	8.66%
Euro dollar / British pound February 2023, $0.89 Call	1	1,918,757	5.96%
Euro dollar / Canadian dollar March 2023 - June 2023, $1.50 - $1.55 Call	2	2,102,023	6.53%
U.S. dollar / Japanese yen May 2023 - June 2023, $147.00 - $148.00 Call	2	459,528	1.43%
U.S. dollar / Japanese yen June 2023, $124.00 Put	1	6,554,699	20.37%
U.S. dollar / Japanese yen February 2023, $127.50 Put	1	1,787,137	5.55%
U.S. dollar / Japanese yen February 2023 - May 2023, $125.00 - $128.00 Put	4	4,763,727	14.80%
U.S. dollar / Japanese yen January 2023 - April 2023 (eko $125.50 - $129.00), $131.50 - $134.00 Put	4	2,834,864	8.81%
Other currency futures		1,877,623	5.84%
Foreign bond futures		630,334	1.96%
Interest rate futures
3 month SOFR February 2023, $95.00 Call	1	2,734,050	8.50%
3 month SOFR February 2023, $95.19 Call	1	1,685,450	5.24%
3 month SOFR January 2023, $95.00 Call	1	2,836,500	8.82%
3 month SOFR March 2023, $95.31 Call	1	1,897,250	5.90%
3 month SOFR January 2023 - March 2023, $95.13 - $95.19 Call	2	2,097,938	6.52%
U.S. bond futures		1,159,813	3.60%
U.S. index futures
S&P 500 E-mini September 2023, $4,800.00 Call	1	590,425	1.83%
S&P 500 E-mini January 2023, $3,700.00 Put	1	2,991,175	9.30%
S&P 500 E-mini January 2023, $3,400.00 Put	1	210,788	0.66%
Total options		43,212,655	134.30%

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2022:

Description	Number of Contracts	Fair Value	Percentage of Net Assets
Graham K4D Trading Ltd.
Exchange memberships (cost $1,924,208)
United States (cost $1,924,208)
Financial services (cost $1,924,208)		$1,647,049	3.69%
Total exchange memberships		$1,647,049	3.69%

Derivative financial instruments
Long contracts
Futures
Commodity		$3,736,084	8.37%
Currency
Euro FX currency March 2023	15	7,505	0.02%
Other currency		(25,432)	(0.06)%
Foreign bond
Euro-Buxl 30 yr March 2023	13	(218,664)	(0.49)%
Euro-Oat March 2023	8	(72,824)	(0.16)%
Euro-Schatz March 2023	491	28,435	0.06%
Other foreign bond		(1,506,373)	(3.38)%
Foreign index
CAC 40 10 Euro January 2023	279	(831,148)	(1.86)%
Euro Stoxx 50 March 2023	1,396	(2,927,143)	(6.56)%
Nikkei 225 (OSE) March 2023	196	(2,812,569)	(6.30)%
Other foreign index		(2,936,199)	(6.58)%
U.S. bond		(971,258)	(2.18)%
U.S. index		(988,125)	(2.21)%
Total futures		(9,517,711)	(21.33)%

Swaps (cost $149,945)
Interest rate		7,998	0.02%
Total swaps		7,998	0.02%

Forwards
Foreign currency		926,650	2.08%
Total forwards		926,650	2.08%

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. Cash Assets maintains cash and cash equivalents on deposit with major U.S. institutions, which may exceed federally insured limits. It also invests in debt obligations guaranteed by the U.S. Federal government, which generally range in maturity from one day to thirty months. Cash Assets  currently intends to hold all fixed income securities until maturity and values them at amortized cost which approximates fair value.  If Cash Assets were forced to sell some of its securities in the open market before they mature to meet unanticipated redemption requests (whether from GAIT or other entities affiliated with the Manager), the market value of the securities at such time may be below their amortized cost, causing a loss for GAIT’s investors. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT’s investment in Cash Assets at June 30, 2023 and December 31, 2022 is $60,766,554 and $58,599,019 which represents a percentage of GAIT’s Members’ Capital of 91.80% and 92.66%, respectively.

GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis.  For the three and six months ended June 30, 2023, the total amount recognized by GAIT with respect to its investment in Cash Assets was $499,316 and $863,185, respectively. For the three and six months ended June 30, 2022, the total amount recognized by GAIT with respect to its investment in Cash Assets was $82,257 and $107,069, respectively. These amounts are included in interest income in the statements of operations and incentive allocation. At June 30, 2023 and December 31, 2022, GAIT owned approximately 1.01% and 0.93%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$363,466,629	$634,147,957
Investments in fixed income securities (amortized cost $5,646,023,749 and $5,669,408,769, respectively)	5,646,023,749	5,669,408,769
Interest receivable	6,325,219	5,501,621
Total assets	6,015,815,597	6,309,058,347

Liabilities:
Due to broker	15,324	7,815
Total liabilities	15,324	7,815
Members’ capital	$6,015,800,273	$6,309,050,532

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
4. Graham Cash Assets LLC (continued)

The following table summarizes the results of operations of Cash Assets for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Investment income
Interest income	$50,542,070	$9,277,846	$89,319,218	$12,187,141
Total investment income	50,542,070	9,277,846	89,319,218	12,187,141

Expenses:
Bank fee expense	143,575	73,884	296,588	168,443
Total expenses	143,575	73,884	296,588	168,443
Net investment income	50,398,495	9,203,962	89,022,630	12,018,698
Net income	$50,398,495	$9,203,962	$89,022,630	$12,018,698

The following represents the condensed schedule of investments of Cash Assets as of June 30, 2023:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $5,646,023,749)
United States
Government Bonds (amortized cost $4,235,353,654)
U.S. Treasury bond 0.25% due 09/30/2023	$350,000,000	$346,757,712	5.76%
U.S. Treasury bonds 0.13% – 2.13% due 07/15/2023 – 03/31/2024	3,950,000,000	3,888,595,942	64.64%
Total Government Bonds		4,235,353,654	70.40%

Treasury Bills (amortized cost $1,410,670,095)
U.S. Treasury bill 0.00% due 07/06/2023 – 12/28/2023	1,425,000,000	1,410,670,095	23.45%
Total Treasury Bills		1,410,670,095	23.45%
Total United States		5,646,023,749	93.85%
Total Investments in Fixed Income Securities		$5,646,023,749	93.85%

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

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Assets
Level 2:
Fixed income securities
Government bonds	$4,235,353,654	$5,470,052,935
Treasury bills	1,410,670,095	199,355,834
Total fixed income securities	5,646,023,749	5,669,408,769
Total Level 2	5,646,023,749	5,669,408,769
Total assets	$5,646,023,749	$5,669,408,769

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

6. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. The Advisory Fees paid to the Manager for the six months ended June 30, 2023 and 2022 were $460,118 and $458,706, respectively.

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager for the six months ended June 30, 2023 and 2022 were $245,314 and $243,490, respectively.

Class 0	Class 2
0.50%	1.25%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
6. Fees and Related Party Transactions (continued)

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. The Incentive Allocation for the six months ended June 30, 2023 and 2022 was $132 and $2,550,314, respectively.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

Administrator’s Fee

For the six months ended June 30, 2023 and 2022, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $40,566 and $39,689, respectively.

Professional Fees

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with GAIT’s audit, tax and legal fees (“professional fees”). The total professional fees incurred by GAIT for the six months ended June 30, 2023 and 2022 were $164,780 and $177,834, respectively.

Operating Expenses

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the GAIT’s investments, operations, and business (“operating expenses”). The total operating expenses incurred by GAIT for the six months ended June 30, 2023 and the period from June 1, 2022 through June 30, 2022 were $20,612 and $3,371, respectively.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. GAIT identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated GAIT’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-U.S. jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations and incentive allocation. No such interest and/or penalties were assessed to GAIT for the six months ended June 30, 2023 and 2022.

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
9. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended June 30, 2023 and 2022:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, March 31, 2022	$200.75	$143.02
Net income:
Net investment loss	(5.66)	(4.19)
Net gain on investments	22.87	16.22
Net income	17.21	12.03
Net asset value per Unit, June 30, 2022	$217.96	$155.05

Net asset value per Unit, March 31, 2023	$219.21	$155.12
Net income:
Net investment income (loss)	0.12	(0.21)
Net gain on investments	4.61	3.26
Net income	4.73	3.05
Net asset value per Unit, June 30, 2023	$223.94	$158.17

The following represents ratios to average Members’ Capital, excluding the Manager, and total return for the three months ended June 30, 2023 and 2022:

	Class 0		Class 2
	2023	2022	2023	2022

Total return before Incentive Allocation	2.16%	10.84%	1.97%	10.52%
Incentive Allocation	0.00	(2.28)	0.00	(2.11)
Total return after Incentive Allocation	2.16%	8.56%	1.97%	8.41%

Net investment income (loss) before Incentive Allocation	0.05%	(0.61)%	(0.13)%	(0.79)%
Incentive Allocation	0.00	(2.09)	0.00	(2.01)
Net investment income (loss) after Incentive Allocation	0.05%	(2.70)%	(0.13)%	(2.80)%

Total expenses before Incentive Allocation	0.80%	0.74%	0.97%	0.92%
Incentive Allocation	0.00	2.09	0.00	2.01
Total expenses after Incentive Allocation	0.80%	2.83%	0.97%	2.93%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
9. Financial Highlights (continued)

The following is the per Unit operating performance calculation for the six months ended June 30, 2023 and 2022:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2021	$176.27	$125.68
Net income:
Net investment loss	(11.20)	(8.23)
Net gain on investments	52.89	37.60
Net income	41.69	29.37
Net asset value per Unit, June 30, 2022	$217.96	$155.05

Net asset value per Unit, December 31, 2022	$224.59	$159.22
Net loss:
Net investment income (loss)	0.31	(0.37)
Net loss on investments	(0.96)	(0.68)
Net loss	(0.65)	(1.05)
Net asset value per Unit, June 30, 2023	$223.94	$158.17

The following represents ratios to average Members’ Capital, excluding the Manager, and total return for the six months ended June 30, 2023 and 2022:

	Class 0		Class 2
	2023	2022	2023	2022

Total return before Incentive Allocation	(0.29)%	28.88%	(0.66)%	28.10%
Incentive Allocation	(0.00)	(5.23)	0.00	(4.73)
Total return after Incentive Allocation	(0.29)%	23.65%	(0.66)%	23.37%

Net investment income (loss) before Incentive Allocation	0.14%	(1.24)%	(0.23)%	(1.61)%
Incentive Allocation	(0.00)	(4.39)	0.00	(4.18)
Net investment income (loss) after Incentive Allocation	0.14%	(5.63)%	(0.23)%	(5.79)%

Total expenses before Incentive Allocation	1.37%	1.41%	1.73%	1.78%
Incentive Allocation	0.00	4.39	0.00	4.18
Total expenses after Incentive Allocation	1.37%	5.80%	1.73%	5.96%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total Members’ Capital, excluding that of the Manager, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment income (loss) and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment income (loss) and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment income (loss), total expenses and Incentive Allocation. Net investment income (loss) and total expense ratios are computed based upon the weighted average of Members’ Capital of GAIT, excluding that of the Manager, for the three and six months ended June 30, 2023 and 2022 and have not been annualized.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
10. Subsequent Events

GAIT had subscriptions of $0.66 million and redemptions of approximately $0.35 million from July 1, 2023 through August 14, 2023, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

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

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our annual financial statements and the notes thereto for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2023. This discussion should also be read in conjunction with “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis. For the purposes of this filing beginning with Item 2, the term “Fund” shall include the Core Macro Portfolio of GAIF I, GAIT, and the Master Funds in which they invest, unless the context implies otherwise. The Fund does not engage in the sale of goods or services. The Fund’s capital consists of capital contributions of the members, as increased or decreased by gains and losses from its investments in the Master Funds, interest, expenses, and redemptions. Its only assets are its investments in the Master Funds. The Master Funds do not engage in the sale of goods or services. Their assets are comprised of fixed income positions, the equity in their accounts with clearing brokers and OTC counterparties, in each case consisting of cash, open trade equity on derivatives and the net option premium paid or received. In the case of Graham Cash Assets LLC (“Cash Assets”), the assets consist of investments in debt obligations guaranteed by the U.S. Federal government, as well as cash and cash equivalents.

For the three months ended June 30, 2023, the Core Macro Portfolio’s Members’ Capital increased by $956,400 or 3.4%. The net increase in the Core Macro Portfolio was attributable to a net income of $591,400 or 2.1% and subscriptions totaling $405,000 or 1.4%, offset by redemptions of $40,000 or -0.1% for the period.

For the six months ended June 30, 2023, the Core Macro Portfolio’s Members’ Capital increased by $288,680 or 1.0%. The net increase in the Core Macro Portfolio was attributable to subscriptions totaling $530,000 or 1.8%, offset by a net loss of $126,320 or -0.4% and redemptions of $115,000 or -0.4% for the period.

For the three months ended June 30, 2022, the Core Macro Portfolio’s Members’ Capital increased by $1,404,172 or 5.0%. The net increase in the Core Macro Portfolio was attributable to a net income of $2,385,394 or 8.5%, offset by redemptions totaling $981,222 or -3.5%, for the period.

For the six months ended June 30, 2022, the Core Macro Portfolio’s Members’ Capital increased by $4,113,813 or 16.1%. The net increase in the Core Macro Portfolio was attributable to a net income of $5,876,412 or 23.0%, offset by redemptions totaling $1,762,599 or -6.9%, for the period.

Index

(i)          Results of Operations

The Fund’s success depends primarily upon the Manager’s ability to recognize and capitalize on market trends in the different and varied sectors of the global financial markets in which it trades.

2023 Summary

Three Months Ended June 30, 2023

For the three months ended June 30, 2023, the Core Macro Portfolio experienced a net trading gain of $616,243. The trading results are attributable to the following sectors:

Agriculture / Softs	$(34,600)
Base Metals	(9,160)
Energy	(106,446)
Equities	455,303
Foreign Exchange	548,145
Long Term / Intermediate Rates	(188,344)
Precious Metals	(251,457)
Short Term Rates	202,802
$616,243

The Core Macro Portfolio recorded a net gain for the second quarter of 2023. The majority of gains were in currencies and resulted mainly from short exposure to the Chinese Yuan, Japanese Yen, and Singapore Dollar versus the U.S. Dollar, with additional gains from long exposure to the Mexican Peso. The portfolio also generated gains in equity indices, primarily due to long positions in Japanese benchmark indices and the NASDAQ. The portfolio finished the quarter virtually flat in fixed income, as gains from evolving positions across the yield curve in Europe and on the front end of the yield curve in the U.S. were offset by losses from positions in U.S., Japanese, and Australian bonds. In commodities, long positions in precious metals and mixed positions in various energy markets led to losses.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended June 30, 2023, Advisory Fees decreased by $6,090 or -5.4%, Sponsor Fees decreased by $2,261 or -3.6%, and Administrator’s Fees decreased by $225 or -2.4% in the Fund over the corresponding period of the preceding year. The movements are consistent with the timing of profit and loss and capital activity during the quarter. During the same period, interest income increased by $201,828 or 538.0%. Interest was earned on free cash at an average annualized yield of 3.49% for the three months ended June 30, 2023 compared to 0.54% for the same period in 2022.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended June 30, 2023 and 2022, the Incentive Allocation was $0 and $596,349, respectively. This was the result of a net gain before incentive allocation for the three months ended June 30, 2022. For the three months ended June 30, 2023, the portfolio has not yet recovered previous losses. There was no Incentive Allocation for this period.

Index

Six Months Ended June 30, 2023

For the six months ended June 30, 2023, the Core Macro Portfolio experienced a net trading loss of $76,730. The trading results are attributable to the following sectors:

Agriculture / Softs	$(35,160)
Base Metals	(18,058)
Energy	(410,948)
Equities	799,547
Foreign Exchange	241,483
Long Term / Intermediate Rates	(572,983)
Precious Metals	(291,141)
Short Term Rates	210,530
$(76,730)

The Core Macro Portfolio recorded a modest net loss through the first half of 2023. The majority of losses were in commodities and resulted mainly from mixed positions in various energy markets and long positions in precious metals. The portfolio experienced losses in fixed income mainly due to short positions in Japanese bonds, with smaller losses from positions in Australian, U.S., and European bonds. In currencies, gains resulted mainly from short exposure to the Chinese Yuan and long exposure to the Mexican Peso versus the U.S. Dollar. The portfolio produced profits in equity indices from long positions in Japanese and European benchmark indices, with additional gains from evolving positions in U.S. benchmark indices.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the six months ended June 30, 2023, Advisory Fees decreased by $1,442 or -0.7%, Sponsor Fees increased by $1,925 or 1.6%, and Administrator’s Fees increased by $137 or 0.8% in the Fund over the corresponding period of the preceding year. The movements are consistent with the timing of profit and loss and capital activity during the six month period. During the same period, interest income increased by $383,340 or 812.5%. Interest was earned on free cash at an average annualized yield of 3.03% for the six months ended June 30, 2023 compared to 0.36% for the same period in 2022.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the six months ended June 30, 2023 and 2022, the Incentive Allocation was $562 and $1,198,354, respectively. The Incentive Allocation of $562 for the six months ended June 30, 2023 was due to the Fund’s smaller proportionate ownership of GAIT during the time of GAIT’s incentive fee reversal compared to the six months ended June 30, 2022, where the portfolio experienced a net gain before incentive allocation.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of June 30, 2023 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	35.2%
Base Metals	19.3%
Energy	(28.6)%
Equities	12.8%
Foreign Exchange	(324.6)%
Long Term / Intermediate Rates	383.4%
Precious Metals	(18.3)%
Short Term Rates	20.8%
100.0%

Index

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
Core Macro Portfolio
June 30, 2023	8.63%
December 31, 2022	9.33%
June 30, 2022	6.53%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through June 30, 2023, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Based on their evaluation as of June 30, 2023, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to the Fund’s internal control over financial reporting during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our 2022 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2023, the Fund issued 1,845.920 Units in exchange for $405,000 with respect to the Core Macro Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”). The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder. All purchasers of the Units were accredited investors, as that term is defined under Rule 501 of Regulation D.

The following chart sets forth the issuance of Units of the Fund during each month of the quarter covered by this report.

Date	Total Number of Units Issued
April 1 – April 30, 2023	–
May 1 – May 31, 2023	343.165
June 1 – June 30, 2023	1,502.756
TOTAL	1,845.920

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2023	–	$–	N/A	N/A
May 1 – May 31, 2023	–	$–	N/A	N/A
June 1 – June 30, 2023	178.620	$223.94	N/A	N/A
TOTAL	178.620	$223.94	N/A	N/A

1 Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.
Other Information – During the registrant's last fiscal quarter, no director or officer of the registrant, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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

Dated: August 14, 2023	GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
CORE MACRO PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

By:	/s/ Brian Douglas
Brian Douglas, Principal Executive Officer

By:	/s/ George Schrade
George Schrade, Principal Financial Officer