Form 10-Q
period 2023-09-30
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2023-11-14
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Yes ☐  No ☒
As of November 1, 2023, 147,049.701 Units of the Core Macro Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC

CORE MACRO PORTFOLIO
FORM 10-Q

Index
PART I
Item 1.	Financial Statements

Graham Alternative Investment Fund I LLC
Core Macro Portfolio

Statements of Financial Condition
	September 30, 2023 (Unaudited)	December 31, 2022 (Audited)
Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$30,176,547	$28,825,841
Redemptions receivable from Graham Alternative Investment Trading LLC	25,000	519,852
Cash and cash equivalents	15,000	–
Total assets	$30,216,547	$29,345,693

Liabilities and members’ capital
Liabilities:
Redemptions payable	$25,000	$519,852
Subscription received in advance	15,000	–
Total liabilities	40,000	519,852

Members’ capital:
Class 0 Units (71,593.444 and 70,066.654 units issued and outstanding at $239.54 and $224.59, respectively)	17,149,840	15,735,969
Class 2 Units (76,966.470 and 82,214.218 units issued and outstanding at $169.25 and $159.22, respectively)	13,026,707	13,089,872
Total members’ capital	30,176,547	28,825,841
Total liabilities and members’ capital	$30,216,547	$29,345,693

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Unaudited Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net gain allocated from investment in Graham Alternative Investment Trading LLC:
Net realized gain on investment	$2,447,533	$1,688,287	$2,619,645	$9,662,473
Net (decrease) increase in unrealized appreciation on investment	(200,193)	514,066	(449,035)	58,606
Brokerage commissions and fees	(17,643)	(23,577)	(58,302)	(76,233)
Net gain allocated from investment in Graham Alternative Investment Trading LLC	2,229,697	2,178,776	2,112,308	9,644,846

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	325,188	79,089	755,708	126,269

Expenses:
Incentive allocation	301,888	403,269	302,450	1,601,623
Advisory fees	114,334	114,120	328,766	329,994
Sponsor fees	63,216	63,264	183,473	181,596
Professional fees	47,782	49,243	121,167	130,696
Administrator’s fee	9,622	9,558	27,862	27,661
Operating expenses	4,437	5,351	13,710	6,889
Interest expense	1,581	1,587	4,883	4,771
Total expenses	542,860	646,392	982,311	2,283,230
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(217,672)	(567,303)	(226,603)	(2,156,961)
Net income	$2,012,025	$1,611,473	$1,885,705	$7,487,885

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Unaudited Statements of Changes in Members’ Capital

For the Three and Nine Months Ended September 30, 2023

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2022	70,066.654	$15,735,969	82,214.218	$13,089,872	$28,825,841
Subscriptions	–	–	781.064	125,000	125,000
Redemptions	(342.140)	(75,000)	–	–	(75,000)
Net loss	–	(376,789)	–	(340,931)	(717,720)
Members’ capital, March 31, 2023	69,724.514	15,284,180	82,995.282	12,873,941	28,158,121
Subscriptions	1,845.920	405,000	–	–	405,000
Redemptions	(178.620)	(40,000)	–	–	(40,000)
Net income	–	338,201	–	253,199	591,400
Members’ capital, June 30, 2023	71,391.814	15,987,381	82,995.282	13,127,140	29,114,521
Subscriptions	2,386.602	540,000	–	–	540,000
Redemptions	(2,184.972)	(507,869)	(6,028.812)	(982,130)	(1,489,999)
Net income	–	1,130,328	–	881,697	2,012,025
Members’ capital, September 30, 2023	71,593.444	$17,149,840	76,966.470	$13,026,707	$30,176,547

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

Index
Graham Alternative Investment Fund I LLC
Core Macro Portfolio

Unaudited Statements of Cash Flows
	Nine Months Ended September 30,
	2023	2022
Cash flows provided by operating activities
Net income	$1,885,705	$7,487,885
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) allocated from investment in Graham Alternative Investment Trading LLC	(1,885,705)	(7,487,885)
Proceeds from sale of investment in Graham Alternative Investment Trading LLC	2,099,851	2,310,686
Investment in Graham Alternative Investment Trading LLC	(1,070,000)	–
Net cash provided by operating activities	1,029,851	2,310,686

Cash flows (used in) financing activities
Subscriptions (net of subscription received in advance)	1,085,000	–
Redemptions (net of redemptions payable)	(2,099,851)	(2,310,686)
Net cash (used in) financing activities	(1,014,851)	(2,310,686)

Net change in cash and cash equivalents	15,000	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$15,000	$–

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Unaudited Financial Statements

September 30, 2023
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

At September 30, 2023 and December 31, 2022, the Fund owned 43.37% and 45.58%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the nine months ended September 30, 2023 or the year ended December 31, 2022 by the Fund, GAIT, the Master Funds or Cash Assets.

Cash and Cash Equivalents

The Fund classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents on the statements of financial condition. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of the Fund’s cash would be limited to account insurance or other protection afforded by such deposit, which could be substantially less than the amount deposited. At September 30, 2023 and December 31, 2022, the Fund held $15,000 and $0, respectively, in cash and held no cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At September 30, 2023 and December 31, 2022, no accruals have been recorded by the Fund for indemnifications.

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

4. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month. For the nine months ended September 30, 2023 and 2022, the Advisory Fees allocated to the Fund by each Class of GAIT totaled $328,766 and $329,994, respectively.

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the nine months ended September 30, 2023 and 2022, the Sponsor Fees allocated to the Fund by each Class of GAIT totaled $183,473 and $181,596, respectively.

Class 0	Class 2
0.50%	1.25%

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Unaudited Financial Statements (continued)
4. Fees and Related Party Transactions (continued)
Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of Members’ Capital redeemed from such class bears to the Members’ Capital of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to Graham Capital LLC. For the nine months ended September 30, 2023 and 2022, Incentive Allocation of $302,450 and $1,601,623, respectively were allocated to the Fund by GAIT.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

Administrator’s Fee

For the nine months ended September 30, 2023 and 2022, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the nine months ended September 30, 2023 and 2022 were $27,862 and $27,661, respectively.

Professional Fees

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the Fund’s audit, tax and legal fees (“professional fees”). The total professional fees allocated to the Fund by GAIT for the nine months ended September 30, 2023 and 2022 were $121,167 and $130,696, respectively.

Operating Expenses

In accordance with the LLC Agreement dated May 2, 2022, GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the Fund’s investments, operations, and business (“operating expenses”). For the nine months ended September 30, 2023 and 2022, GAIT reimbursed the Manager for operating expenses which were comprised of market data and technology costs associated with its assets allocated to the various Master Funds. The total operating expenses allocated to the Fund by GAIT for the nine months ended September 30, 2023 and for the period from June 1, 2022 through September 30, 2022 were $13,710 and $6,889, respectively.

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

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Fund identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated the Fund’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-U.S. jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations. No such interest and/or penalties were assessed to the Fund for the nine months ended September 30, 2023 and 2022.

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

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Unaudited Financial Statements (continued)
7. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended September 30, 2023 and 2022:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, June 30, 2022	$217.96	$155.05
Net income:
Net investment loss	(4.05)	(3.11)
Net gain on investments	16.14	11.46
Net income	12.09	8.35
Net asset value per Unit, September 30, 2022	$230.05	$163.40

Net asset value per Unit, June 30, 2023	$223.94	$158.17
Net income:
Net investment loss	(1.77)	(1.14)
Net gain on investments	17.37	12.22
Net income	15.60	11.08
Net asset value per Unit, September 30, 2023	$239.54	$169.25

The following represents ratios to average Members’ Capital and total return for the three months ended September 30, 2023 and 2022:

	Class 0		Class 2
	2023	2022	2023	2022

Total return before Incentive Allocation	8.14%	6.95%	7.94%	6.73%
Incentive Allocation	(1.17)	(1.40)	(0.93)	(1.34)
Total return after Incentive Allocation	6.97%	5.55%	7.01%	5.39%

Net investment income (loss) before Incentive Allocation	0.37%	(0.47)%	0.18%	(0.66)%
Incentive Allocation	(1.14)	(1.37)	(0.88)	(1.33)
Net investment loss after Incentive Allocation	(0.77)%	(1.84)%	(0.70)%	(1.99)%

Total expenses before Incentive Allocation	0.73%	0.73%	0.92%	0.92%
Incentive Allocation	1.14	1.37	0.88	1.33
Total expenses after Incentive Allocation	1.87%	2.10%	1.80%	2.25%

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Unaudited Financial Statements (continued)
7. Financial Highlights (continued)

The following is the per Unit operating performance calculation for the nine months ended September 30, 2023 and 2022:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2021	$176.27	$125.68
Net income:
Net investment loss	(15.28)	(11.34)
Net gain on investments	69.06	49.06
Net income	53.78	37.72
Net asset value per Unit, September 30, 2022	$230.05	$163.40

Net asset value per Unit, December 31, 2022	$224.59	$159.22
Net income:
Net investment loss	(1.49)	(1.49)
Net gain on investments	16.44	11.52
Net income	14.95	10.03
Net asset value per Unit, September 30, 2023	$239.54	$169.25

The following represents ratios to average Members’ Capital and total return for the nine months ended September 30, 2023 and 2022:

	Class 0		Class 2
	2023	2022	2023	2022

Total return before Incentive Allocation	7.83%	37.56%	7.23%	36.43%
Incentive Allocation	(1.17)	(7.05)	(0.93)	(6.42)
Total return after Incentive Allocation	6.66%	30.51%	6.30%	30.01%

Net investment income (loss) before Incentive Allocation	0.52%	(1.71)%	(0.06)%	(2.27)%
Incentive Allocation	(1.18)	(5.74)	(0.88)	(5.48)
Net investment loss after Incentive Allocation	(0.66)%	(7.45)%	(0.94)%	(7.75)%

Total expenses before Incentive Allocation	2.09%	2.15%	2.66%	2.71%
Incentive Allocation	1.18	5.74	0.88	5.48
Total expenses after Incentive Allocation	3.27%	7.89%	3.54%	8.19%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total Members’ Capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fee, and the Incentive Allocation. The net investment income (loss) and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment income (loss), expenses, and Incentive Allocation. Net investment income (loss) and total expense ratios are computed based upon the weighted average of Members’ Capital for Class 0 and Class 2 Units of the Fund for the three and nine months ended September 30, 2023 and 2022 and are not annualized.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Unaudited Financial Statements (continued)

8. Subsequent Events

The Fund had subscriptions of approximately $0.1 million and redemptions of approximately $0.4 million from October 1, 2023 through November 14, 2023, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Trading LLC
Statements of Financial Condition

	September 30, 2023 (Unaudited)	December 31, 2022 (Audited)
Assets
Investments in Master Funds, at fair value	$6,630,502	$6,078,610
Investment in Graham Cash Assets LLC, at fair value	64,059,230	58,599,019
Receivable from Master Funds	47	181
Total assets	$70,689,779	$64,677,810

Liabilities and members’ capital
Liabilities:
Redemptions payable	$888,988	$1,169,444
Accrued professional fees	80,000	132,957
Accrued advisory fees	83,995	79,343
Accrued sponsor fees	43,757	42,803
Accrued administrator’s fees	7,281	7,030
Accrued operating expenses	3,430	3,223
Payable to Master Funds	–	102
Total liabilities	1,107,451	1,434,902

Members’ capital:
Class 0 Units (175,326.967 and 161,081.937 units issued and outstanding at $239.54 and $224.59 per unit, respectively)	41,998,694	36,176,761
Class 2 Units (148,404.227 and 155,844.459 units issued and outstanding at $169.25 and $159.22 per unit, respectively)	25,117,632	24,813,000
Class M Units (4,671.470 units issued and outstanding at $527.88 and $482.32 per unit, respectively)	2,466,002	2,253,147
Total members’ capital	69,582,328	63,242,908
Total liabilities and members’ capital	$70,689,779	$64,677,810

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	September 30, 2023 (Unaudited)		December 31, 2022 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$2,326,459	3.34%	$2,190,592	3.46%
Graham Derivatives Strategies LLC	1,392,484	2.00%	794,631	1.26%
Graham K4D Trading Ltd.	2,911,559	4.19%	3,093,387	4.89%
Total investments in Master Funds	$6,630,502	9.53%	$6,078,610	9.61%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net gain allocated from investments in Master Funds:
Net realized gain on investments	$5,613,862	$3,694,488	$5,991,144	$21,168,221
Net (decrease) increase in unrealized appreciation on investments	(465,371)	1,117,058	(979,650)	100,612
Brokerage commissions and fees	(40,300)	(51,471)	(130,477)	(166,979)
Net gain allocated from investments in Master Funds	5,108,191	4,760,075	4,881,017	21,101,854

Net investment income allocated from investments in Master Funds	42,781	14,435	138,423	10,861

Investment income:
Interest income	700,034	158,068	1,563,219	265,137

Expenses:
Advisory fees	252,117	240,850	712,235	699,556
Sponsor fees	131,812	129,663	377,126	373,153
Professional fees	109,875	107,230	274,655	285,064
Administrator’s fee	21,972	20,863	62,538	60,552
Operating expenses	10,132	11,683	30,744	15,054
Interest expense	3,612	3,465	10,955	10,444
Total expenses	529,520	513,754	1,468,253	1,443,823
Net investment income (loss) of the Fund	170,514	(355,686)	94,966	(1,178,686)

Net income	5,321,486	4,418,824	5,114,406	19,934,029

Incentive allocation	(679,359)	(853,009)	(679,491)	(3,403,323)

Net income available for pro-rata allocation to all members	$4,642,127	$3,565,815	$4,434,915	$16,530,706

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the Three and Nine Months Ended September 30, 2023

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2022	161,081.937	$36,176,761	155,844.459	$24,813,000	4,671.470	$2,253,147	$63,242,908
Subscriptions	2,107.202	490,000	781.064	125,000	–	–	615,000
Redemptions	(908.759)	(202,115)	(280.060)	(44,820)	–	(132)	(247,067)
Incentive allocation	–	(132)	–	–	–	132	–
Net loss	–	(891,319)	–	(641,441)	–	(43,354)	(1,576,114)
Members’ capital, March 31, 2023	162,280.380	35,573,195	156,345.463	24,251,739	4,671.470	2,209,793	62,034,727
Subscriptions	14,208.945	3,114,000	–	–	–	–	3,114,000
Redemptions	(1,103.427)	(245,476)	(490.680)	(76,724)	–	–	(322,200)
Incentive allocation	–	–	–	–	–	–	–
Net income	–	833,970	–	476,083	–	58,981	1,369,034
Members’ capital, June 30, 2023	175,385.898	39,275,689	155,854.783	24,651,098	4,671.470	2,268,774	66,195,561
Subscriptions	3,471.731	785,000	–	–	–	–	785,000
Redemptions	(3,530.662)	(821,844)	(7,450.556)	(1,218,516)	–	(679,359)	(2,719,719)
Incentive allocation	–	(459,161)	–	(220,198)	–	679,359	–
Net income	–	3,219,010	–	1,905,248	–	197,228	5,321,486
Members’ capital, September 30, 2023	175,326.967	$41,998,694	148,404.227	$25,117,632	4,671.470	$2,466,002	$69,582,328

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

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
	2023	2022
Cash flows (used in) provided by operating activities
Net income	$5,114,406	$19,934,029
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net (income) allocated from investments in Master Funds	(5,019,440)	(21,112,715)
Net (income) allocated from investment in Graham Cash Assets LLC	(1,563,219)	(265,137)
Proceeds from sale of investments in Master Funds	52,615,889	58,020,851
Proceeds from sale of investment in Graham Cash Assets LLC	34,218,247	31,066,919
Purchases of investments in Master Funds	(48,148,309)	(37,611,775)
Purchases of investment in Graham Cash Assets LLC	(38,115,239)	(43,267,730)
Changes in assets and liabilities:
(Decrease) increase in accrued professional fees	(52,957)	29,591
Increase in accrued advisory fees	4,652	13,160
Increase in accrued sponsor fees	954	7,799
Increase in accrued administrator’s fee	251	889
Increase in accrued operating expenses	207	3,994
Net cash (used in) provided by operating activities	(944,558)	6,819,875

Cash flows provided by (used in) financing activities
Subscriptions	4,514,000	–
Redemptions (net of redemptions payable)	(3,569,442)	(6,819,875)
Net cash provided by (used in) financing activities	944,558	(6,819,875)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental cash flow information
Interest paid	$10,955	$10,444

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

September 30, 2023

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at September 30, 2023 and December 31, 2022. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices of investments held. The Master Funds’ currency translation gains and losses are included in the statements of operations and incentive allocation within net realized gain and net (decrease) increase in unrealized appreciation on investments.

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

GAIT’s investments in the Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in the Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the nine months ended September 30, 2023 or the year ended December 31, 2022 by GAIT, the Master Funds, or Cash Assets.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the nine months ended September 30, 2023 and the year ended December 31, 2022 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had no derivative instruments subject to credit risk related contingent features in a net liability position at September 30, 2023 and December 31, 2022. Graham Commodity Strategies LLC had derivative instruments subject to credit risk related contingent features in a net liability position of $413,088 and $0 at September 30, 2023 and December 31, 2022, respectively. Graham Derivatives Strategies LLC had derivative instruments subject to credit risk related contingent features in a net liability position of $0 and $4,554 at September 30, 2023 and December 31, 2022, respectively.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX seats and the shares of the CME Group at fair value. As of September 30, 2023 and December 31, 2022, the two NYMEX seats were valued at $268,000 and $297,500, respectively, and the 30,000 shares of CME Group were valued at $6,006,600 and $5,044,800, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Chicago Mercantile Exchange Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Mercantile Exchange (“CME”). As a result of its membership, Graham Commodity Strategies LLC owns two CME seats and 2,232 shares of the CME Group. Graham Commodity Strategies LLC’s policy is to value the CME seats and the shares of the CME Group at fair value. As of September 30, 2023 and December 31, 2022, the two CME seats were valued at $414,750 and $485,500, respectively, and the 2,232 shares of CME Group were valued at $446,891 and $375,333, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The CME seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the CME. As a result of its membership, Graham K4D Trading Ltd. owns one CME seat and 4,085 shares of the CME Group. Graham K4D Trading Ltd.’s policy is to value the CME seat and the shares of the CME Group at fair value. As of September 30, 2023 and December 31, 2022, the CME seat was valued at $133,500 and $187,000, respectively, and the 4,085 shares of the CME Group were valued at $817,899 and $686,934, respectively, all of which are included in Exchange memberships on Graham K4D Trading Ltd.’s statement of financial condition. The CME seat and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Chicago Board of Trade Membership

As of September 30, 2023, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns 3,265 shares of the CME Group as a result of its CBOT membership. Graham Commodity Strategies LLC’s policy is to value the CME shares at fair value. As of September 30, 2023 and December 31, 2022, the 3,265 shares of the CME Group were valued at $653,718 and $549,043, respectively, and are included in Exchange memberships on Graham Commodity LLC’s statement of financial condition. The CME shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT, is also a member of the CBOT under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat (collectively, “CBOT memberships”). Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of September 30, 2023 and December 31, 2022, the two B-1/Full seats were valued at a total of $670,000 and $555,000, respectively, and the B-2/Associate seat was valued at $55,000 and $55,000, respectively, all of which are included in Exchange memberships on Graham K4D Trading Ltd.’s statements of financial condition. Additionally, Graham K4D Trading Ltd. owns 970 shares of the CME Group as a result of its CBOT membership. Graham K4D Trading Ltd.’s policy is to value the CME Group shares at fair value. As of September 30, 2023 and December 31, 2022, the 970 shares of the CME Group were valued at $194,213 and $163,115, respectively. The CBOT memberships and shares of the CME Group are considered Level 1 assets as described in the Fair Value section of Note 2.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Chicago Board of Trade Membership (continued)

As of September 30, 2023, Graham Derivatives Strategies LLC, a Master Fund in which GAIT invests, is also a member of the CBOT under Rule 106.S and owns one B-1/Full seat as a result of its CBOT membership. Graham Derivatives Strategies LLC’s policy is to value the CBOT seat at fair value. As of September 30, 2023 the CBOT seat was valued at $335,000 and is included in Exchange memberships on Graham Derivatives Strategies LLC’s statement of financial condition. Graham Derivatives Strategies LLC was not a member of CBOT as of December 31, 2022.  The CBOT seat is considered Level 1 assets as described in the Fair Value section of Note 2.

Commodity Exchange Membership

As of September 30, 2023, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Commodity Exchange (“COMEX”) and owns two COMEX seats. Graham Commodity Strategies LLC’s policy is to value the COMEX seats at fair value. As of September 30, 2023 and December 31, 2022, the two COMEX seats were valued at $172,000 and $150,000 in total and is included in Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The COMEX seats are considered Level 1 assets as described in the Fair Value section of Note 2.

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

Cash and Cash Equivalents

GAIT classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of GAIT’s cash would be limited to account insurance or other protection afforded by such deposit. At September 30, 2023 and December 31, 2022, GAIT did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At September 30, 2023 and December 31, 2022, no accruals have been recorded by GAIT for indemnifications.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds

As of September 30, 2023 and December 31, 2022, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management fees or incentive allocation, and all offer monthly subscriptions and redemptions.

September 30, 2023
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss) (nine months ended September 2023)

Global Macro Funds
Graham Commodity Strategies LLC	3.34%	$2,326,459	$3,412,982
Graham Derivatives Strategies LLC	2.00%	1,392,484	(656,208)

Systematic Macro Funds
Graham K4D Trading Ltd.	4.19%	2,911,559	2,262,666
	9.53%	$6,630,502	$5,019,440

December 31, 2022
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (nine months ended September 2022)

Global Macro Funds
Graham Commodity Strategies LLC	3.46%	$2,190,592	$9,289,682
Graham Derivatives Strategies LLC	1.26%	794,631	4,293,147

Systematic Macro Funds
Graham K4D Trading Ltd.	4.89%	3,093,387	7,529,886
	9.61%	$6,078,610	$21,112,715

The following table summarizes the financial position of each Master Fund as of September 30, 2023:

	Graham Commodity Strategies LLC (Delaware)	Graham Derivatives Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Fixed income securities, at fair value (cost $10,855,075)	$–	$–	$10,927,366
Due from brokers	83,189,344	21,650,059	27,365,647
Derivative financial instruments, at fair value	–	20,852,939	8,411,855
Exchange memberships, at fair value	7,961,959	335,000	1,870,612
Interest receivable	244,600	60,912	133,294
Total assets	91,395,903	42,898,910	48,708,774

Liabilities:
Derivative financial instruments, at fair value	16,586,015	–	–
Interest payable	3,042	11,815	83,247
Total liabilities	16,589,057	11,815	83,247
Members’ Capital / Net Assets	$74,806,846	$42,887,095	$48,625,527

Percentage of Master Fund held by GAIT	3.11%	3.25%	5.99%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2023:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Exchange memberships (cost $3,649,411)
United States (cost $3,649,411)
Financial services (cost $3,649,411)		$7,961,959	10.64%
Total exchange memberships		$7,961,959	10.64%

Derivative financial instruments
Long contracts
Futures
Commodity
Gold 100 oz December 2023	689	$(5,711,240)	(7.63)%
Other commodity		(1,412,635)	(1.89)%
Foreign bond		(16,141)	(0.02)%
Foreign index		(1,559,328)	(2.08)%
Interest rate		(952,675)	(1.27)%
U.S. bond
U.S. 2 yr Note (CBT) December 2023	15,803	(5,562,479)	(7.44)%
U.S. 5 yr - 10 yr Note (CBT) December 2023	23	(11,773)	(0.02)%
U.S. Ultra Bond CBT December 2023	6	563	0.00%
U.S. index
Nasdaq 100 E-Mini December 2023	419	(4,764,198)	(6.37)%
Total futures		(19,989,906)	(26.72)%

Forwards
Foreign currency		(397,828)	(0.53)%
Total forwards		(397,828)	(0.53)%

Options (cost $49,222)
Currency futures		44,058	0.06%
Total options		44,058	0.06%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2023:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity
Gold 100 oz December 2023	(2)	$11,790	0.02%
Other commodity		408,120	0.55%
Foreign bond		255,272	0.34%
Foreign index		573,513	0.76%
Interest rate		78	0.00%
U.S. bond
U.S. 10 yr Ultra December 2023	(6,601)	553,641	0.74%
U.S. Long Bond (CBT) December 2023	(1)	63	0.00%
U.S. Ultra Bond CBT December 2023	(372)	(5,281)	(0.01)%
U.S. index
Nasdaq 100 E-Mini December 2023	(1)	2,050	0.00%
Other U.S. index		2,017,733	2.70%
Total futures		3,816,979	5.10%

Forwards
Foreign currency		(53,183)	(0.07)%
Total forwards		(53,183)	(0.07)%

Options (proceeds $10,716)
Currency futures		(6,135)	(0.01)%
Total options		(6,135)	(0.01)%
Total derivative financial instruments		$(16,586,015)	(22.17)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2023:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC
Exchange memberships (cost $305,000)
United States (cost $305,000)
Financial services (cost $305,000)		$335,000	0.78%
Total exchange memberships		$335,000	0.78%

Derivative financial instruments
Long contracts
Futures
Commodity		$(1,920)	(0.00)%
Foreign bond		440,582	1.02%
Interest rate		11,700	0.03%
U.S. bond		575,555	1.34%
Total futures		1,025,917	2.39%

Forwards
Foreign currency		(1,334,879)	(3.11)%
Total forwards		(1,334,879)	(3.11)%

Options (cost $24,682,011)
Commodity futures
Crude oil December 2023, $92.50 Call	1	2,377,110	5.54%
Currency futures
British pound / U.S. dollar (Digital) November 2023, $1.21 Put	1	1,716,027	4.00%
British pound / U.S. dollar October 2023, $1.25 Put	1	2,320,334	5.41%
British pound / U.S. dollar October 2023 - November 2023, $1.20 - $1.21 Put	2	1,892,505	4.41%
Euro / U.S. dollar October 2023, $1.15 Call	1	13	0.00%
Euro / U.S. dollar (Digital) November 2023, $1.04 Put	1	1,217,126	2.84%
Euro / U.S. dollar October 2023 - November 2023, $1.05 - $1.06 Put	4	3,443,967	8.03%
U.S. dollar / Japanese yen (Digital) February 2024, $147.00 Call	2	2,585,167	6.03%
U.S. dollar / Japanese yen June 2024, $148.25 Call	1	2,715,413	6.33%
U.S. dollar / Japanese yen October 2023 - January 2024, $150.00 - $150.25 Call	2	1,192,389	2.78%
Other currency futures		6,186,345	14.43%
Foreign bond futures		67,010	0.16%
U.S. bond futures		953,203	2.22%
U.S. index futures		1,711,588	3.99%
Total options		28,378,197	66.17%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2023:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$87,960	0.21%
Foreign bond		(699,277)	(1.63)%
U.S. bond		(28,953)	(0.07)%
U.S. index		18,775	0.04%
Total futures		(621,495)	(1.45)%

Forwards
Foreign currency		359,755	0.84%
Total forwards		359,755	0.84%

Options (proceeds $8,131,791)
Commodity futures
Crude oil December 2023, $97.50 Call	(1)	(1,133,390)	(2.64)%
Currency futures
British pound / U.S. dollar October 2023 - November 2023, $1.18 - $1.23 Put	(3)	(1,434,491)	(3.34)%
Euro / U.S. dollar October 2023, $1.17 Call	(1)	(21)	0.00%
Euro / U.S. dollar October 2023 - November 2023, $1.03 - $1.04 Put	(4)	(1,240,941)	(2.89)%
Other currency futures		(2,696,781)	(6.30)%
Foreign bond futures		587,686	1.37%
U.S. bond futures		(444,828)	(1.04)%
Index futures		(591,790)	(1.38)%
Total options		(6,954,556)	(16.22)%
Total derivative financial instruments		$20,852,939	48.62%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2023:

Description	Principal Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Fixed income securities (cost $10,855,075)
United States (cost $10,855,075)
Treasury Bill (cost $10,855,075)
U.S. Treasury bill 0.00% due 11/16/2023	$11,000,000	$10,927,366	22.47%
Total United States		10,927,366	22.47%
Total fixed income securities (cost $10,855,075)		$10,927,366	22.47%

Exchange memberships (cost $1,924,208)
United States (cost $1,924,208)
Financial services (cost $1,924,208)		$1,870,612	3.85%
Total exchange memberships		$1,870,612	3.85%

Derivative financial instruments
Long contracts
Futures
Commodity		$(1,399,258)	(2.88)%
Currency		74,857	0.15%
Foreign bond		(16,327)	(0.03)%
Foreign index		(3,066,400)	(6.30)%
Interest rate		11,460	0.02%
U.S. index		(1,344,402)	(2.76)%
Total futures		(5,740,070)	(11.80)%

Forwards
Foreign currency		(1,696,837)	(3.49)%
Total forwards		(1,696,837)	(3.49)%

Swaps (cost $1,191,226)
Interest rate		(212,397)	(0.44)%
Total swaps		(212,397)	(0.44)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2023:

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity
KR HRW Wheat Futures December 2023	(191)	$649,750	1.34%
Wheat Futures (CBT) December 2023	(357)	2,246,566	4.62%
Other commodity		(90,874)	(0.19)%
Currency		11,785	0.02%
Foreign bond		2,936,212	6.05%
Foreign index		(373,148)	(0.77)%
Interest rate		2,712,325	5.58%
U.S. bond
U.S. 2 yr – 10 yr Note (CBT) December 2023	(2,638)	2,180,625	4.49%
U.S. Long Bond (CBT) December 2023	(85)	396,078	0.81%
U.S. Ultra Bond (CBT) December 2023	(1)	6,609	0.01%
U.S. index		1,464,965	3.01%
Total futures		12,140,893	24.97%

Forwards
Foreign currency		2,921,161	6.01%
Total forwards		2,921,161	6.01%

Swaps (proceeds $634,542)
Interest rate		999,105	2.05%
Total swaps		999,105	2.05%
Total derivative financial instruments		$8,411,855	17.30%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of September 30, 2023:
	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$421,320	$87,960	$5,373,089
Commodity futures options	–	2,377,110	–
Currency futures	–	–	207,761
Exchange memberships*	7,961,959	335,000	1,870,612
Foreign bond futures	277,076	503,634	3,183,413
Foreign bond futures options	–	1,248,295	–
Foreign index futures	574,556	–	7,087
Interest rate futures	119,239	12,863	3,109,577
U.S. bond futures	555,554	1,153,391	2,583,312
U.S. bond futures options	–	953,203	–
U.S. index futures	2,019,783	18,775	1,464,965
U.S. index futures options	–	1,711,588	–
Total Level 1	11,929,487	8,401,819	17,799,816

Level 2:
Foreign currency forwards	678,674	867,424	3,621,501
Currency futures options	44,058	23,269,286	–
Government bonds*	–	–	10,927,366
Interest rate swaps	–	–	1,369,271
Total Level 2	722,732	24,136,710	15,918,138
Total investment related assets	$12,652,219	$32,538,529	$33,717,954

Liabilities
Level 1:
Commodity futures	$(7,125,285)	$(1,920)	$(3,966,905)
Commodity futures options	–	(1,133,390)	–
Foreign currency futures	–	–	(121,119)
Foreign bond futures	(37,945)	(762,329)	(263,528)
Foreign bond futures options	–	(593,599)	–
Foreign index futures	(1,560,371)	–	(3,446,635)
Interest rate futures	(1,071,836)	(1,163)	(385,792)
U.S. bond futures	(5,580,820)	(606,789)	–
U.S. bond futures options	–	(444,828)	–
U.S. index futures	(4,764,198)	–	(1,344,402)
U.S. index futures options	–	(591,790)	–
Total Level 1	(20,140,455)	(4,135,808)	(9,528,381)

Level 2:
Foreign currency forwards	(1,129,685)	(1,842,548)	(2,397,177)
Currency futures options	(6,135)	(5,372,234)	–
Interest rate swaps	–	–	(582,563)
Total Level 2	(1,135,820)	(7,214,782)	(2,979,740)
Total investment related liabilities	$(21,276,275)	$(11,350,590)	$(12,508,121)

* See each Master Fund’s condensed schedule of investments for breakout of industry and geographic region.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its average quarterly notional amounts and number of contracts for the nine months ended September 30, 2023. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at September 30, 2023 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$138,660,343	1,012	$(15,070,036)	(182)	$421,320	$(7,125,285)
	138,660,343	1,012	(15,070,036)	(182)	421,320	(7,125,285)

Equity price
Futures	176,427,665	871	(160,306,661)	(1,253)	2,594,339	(6,324,569)
Options (a)	–	43	(1,879,741)	–	–	–
	176,427,665	914	(162,186,402)	(1,253)	2,594,339	(6,324,569)
Foreign currency exchange rate
Forwards	2,757,500,631	N/A	(753,261,888)	N/A	678,674	(1,129,685)
Options (a)	29,986,076	7	(24,599,176)	(10)	44,058	(6,135)
	2,787,486,707	7	(777,861,064)	(10)	722,732	(1,135,820)

Interest rate
Futures	3,034,949,870	14,214	(1,479,050,228)	(8,100)	951,869	(6,690,601)
Options (a)	382,560,086	11,158	(480,273,218)	(11,158)	–	–
	3,417,509,956	25,372	(1,959,323,446)	(19,258)	951,869	(6,690,601)
Total	$6,520,084,671	27,305	$(2,914,440,948)	(20,703)	$4,690,260	$(21,276,275)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Derivatives Strategies LLC based on its average quarterly notional amounts and number of contracts for the nine months ended September 30, 2023. The table also displays the fair value of derivative contracts held by Graham Derivatives Strategies LLC at September 30, 2023 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$2,310,857	28	$(10,136,920)	(62)	$87,960	$(1,920)
Options (a)	97,203,290	1,864	(53,533,479)	(1,742)	2,377,110	(1,133,390)
	99,514,147	1,892	(63,670,399)	(1,804)	2,465,070	(1,135,310)

Equity price
Futures	84,442,167	856	(4,919,209)	(21)	18,775	–
Options (a)	146,045,418	3,021	(87,396,065)	(2,990)	1,711,588	(591,790)
	230,487,585	3,877	(92,315,274)	(3,011)	1,730,363	(591,790)
Foreign currency exchange rate
Forwards	172,548,022	N/A	(87,114,737)	N/A	867,424	(1,842,548)
Options (a)	418,589,411	14	(461,098,938)	(15)	23,269,286	(5,372,234)
	591,137,433	14	(548,213,675)	(15)	24,136,710	(7,214,782)

Interest rate
Futures	871,699,891	5,645	(329,779,891)	(2,434)	1,669,888	(1,370,281)
Options (a)	2,015,886,152	32,387	(1,864,926,242)	(32,930)	2,201,498	(1,038,427)
	2,887,586,043	38,032	(2,194,706,133)	(35,364)	3,871,386	(2,408,708)
Total	$3,808,725,208	43,815	$(2,898,905,481)	(40,194)	$32,203,529	$(11,350,590)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its quarterly average notional amounts and number of contracts for the nine months ended September 30, 2023. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at September 30, 2023 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$109,628,379	1,556	$(70,086,370)	(1,369)	$5,373,089	$(3,966,905)
	109,628,379	1,556	(70,086,370)	(1,369)	5,373,089	(3,966,905)

Equity price
Futures	193,333,769	1,785	(63,350,135)	(640)	1,472,052	(4,791,037)
	193,333,769	1,785	(63,350,135)	(640)	1,472,052	(4,791,037)
Foreign currency exchange rate
Forwards	207,665,498	N/A	(369,167,622)	N/A	3,621,501	(2,397,177)
Futures	16,131,203	165	(4,771,036)	(67)	207,761	(121,119)
	223,796,701	165	(373,938,658)	(67)	3,829,262	(2,518,296)

Interest rate
Futures	18,601,023	146	(1,310,312,505)	(6,953)	8,876,302	(649,320)
Swaps	47,157,714	42	(35,765,628)	(64)	1,369,271	(582,563)
	65,758,737	188	(1,346,078,133)	(7,017)	10,245,573	(1,231,883)
Total	$592,517,586	3,694	$(1,853,453,296)	(9,093)	$20,919,976	$(12,508,121)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at September 30, 2023 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and derivative liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$4,690,260	$(4,690,260)	$–	$–	$–
Derivative liabilities	$(21,276,275)	$4,690,260	$(16,586,015)	$16,586,015	$–

Graham Derivatives Strategies LLC[2]
Derivative assets	$32,203,529	$(11,350,590)	$20,852,939	$–	$20,852,939
Derivative liabilities	$(11,350,590)	$11,350,590	$–	$–	$–

Graham K4D Trading Ltd.[3]
Derivative assets	$20,919,976	$(12,508,121)	$8,411,855	$–	$8,411,855
Derivative liabilities	$(12,508,121)	$12,508,121	$–	$–	$–

1 Net derivative liability amounts presented in the statements of financial condition are held with two counterparties. At September 30, 2023, additional collateral pledged in the amount of $66,603,329 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

2 Net derivative asset amounts presented in the statements of financial condition are held with two counterparties. At September 30, 2023, additional collateral pledged in the amount of $21,650,059 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

3 Net derivative asset amounts presented in the statements of financial condition are held with two counterparties. At September 30, 2023, additional collateral pledged in the amount of $27,365,647 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended September 30, 2023:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$805,053	$319,748	$134,632

Net realized gain (loss) on investments	124,464,523	(4,727,183)	32,046,115
Net (decrease) increase in unrealized appreciation on investments	(12,062,523)	6,705,621	(5,336,146)
Brokerage commissions and fees	(443,295)	(730,800)	(59,500)
Net gain on investments	111,958,705	1,247,638	26,650,469
Net income	$112,763,758	$1,567,386	$26,785,101

The following table summarizes the results of operations of each Master Fund for the nine months ended September 30, 2023:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$2,803,043	$820,853	$590,644

Net realized gain (loss) on investments	159,510,801	(15,987,308)	29,676,110
Net (decrease) increase in unrealized appreciation on investments	(49,889,400)	(9,462,804)	6,784,413
Brokerage commissions and fees	(1,266,035)	(3,096,823)	(186,783)
Net gain (loss) on investments	108,355,366	(28,546,935)	36,273,740
Net income (loss)	$111,158,409	$(27,726,082)	$36,864,384

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the gains and losses on all derivative instruments held by the Master Funds reported in net realized gain (loss) and net (decrease) increase in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended September 30, 2023:

	Graham Commodity Strategies LLC		Graham Derivatives Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain	Net decrease in unrealized appreciation on investments	Net realized loss	Net increase in unrealized appreciation on investments	Net realized gain	Net decrease in unrealized appreciation on investments
Commodity price
Futures	$5,062,363	$(6,543,945)	$580,190	$69,880	$14,024,102	$4,124,022
Options	–	–	(4,998,990)	5,704,830	–	–
	5,062,363	(6,543,945)	(4,418,800)	5,774,710	14,024,102	4,124,022
Equity price
Futures	33,931,976	(3,743,168)	(4,717,752)	(1,073,403)	1,347,519	(6,809,115)
Options	(19,788)	17,263	4,982,743	(856,803)	–	–
	33,912,188	(3,725,905)	264,991	(1,930,206)	1,347,519	(6,809,115)
Foreign currency exchange rate
Forwards	3,552,436	(2,524,069)	(480,679)	(931,054)	1,690,551	(933,520)
Futures	–	–	–	–	188,432	30,599
Options	(655,770)	533,759	7,013,838	315,371	–	–
	2,896,666	(1,990,310)	6,533,159	(615,683)	1,878,983	(902,921)
Interest rate
Futures	34,130,790	(2,334,944)	(1,279,566)	1,042,973	13,158,273	(2,215,728)
Options	185,800	(176,053)	(5,467,305)	2,020,683	–	–
Swaps	–	–	–	–	(169,638)	287,615
	34,316,590	(2,510,997)	(6,746,871)	3,063,656	12,988,635	(1,928,113)
Total	$76,187,807	$(14,771,157)	$(4,367,521)	$6,292,477	$30,239,239	$(5,516,127)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the gains and losses on all derivative instruments held by the Master Funds reported in net realized gain (loss) and net (decrease) increase in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the nine months ended September 30, 2023:

	Graham Commodity Strategies LLC		Graham Derivatives Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain	Net decrease in unrealized appreciation on investments	Net realized loss	Net decrease in unrealized appreciation on investments	Net realized gain	Net increase in unrealized appreciation on investments
Commodity price
Futures	$(1,693,472)	$(9,167,935)	$2,048,025	$30,590	$864,395	$(2,730,781)
Options	–	–	(1,097,560)	(138,870)	–	–
	(1,693,472)	(9,167,935)	950,465	(108,280)	864,395	(2,730,781)
Equity price
Futures	53,607,166	(9,810,996)	(1,635,642)	39,828	7,863,886	6,503,663
Options	(123,363)	(11,137)	3,451,144	(1,262,168)	–	–
	53,483,803	(9,822,133)	1,815,502	(1,222,340)	7,863,886	6,503,663
Foreign currency exchange rate
Forwards	1,712,680	(268,038)	(1,583,724)	(940,312)	5,940,457	(414,420)
Futures	–	–	–	–	207,750	134,678
Options	6,999,408	(2,406,419)	3,949,025	(5,480,931)	–	–
	8,712,088	(2,674,457)	2,365,301	(6,421,243)	6,148,207	(279,742)
Interest rate
Futures	29,603,171	(24,046,693)	(5,722,769)	(754,337)	12,979,894	2,865,592
Options	3,036,791	–	(15,570,385)	385,701	–	–
Swaps	–	–	–	–	(309,806)	199,178
	32,639,962	(24,046,693)	(21,293,154)	(368,636)	12,670,088	3,064,770
Total	$93,142,381	$(45,711,218)	$(16,161,886)	$(8,120,499)	$27,546,576	$6,557,910

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
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the gains and losses on all derivative instruments held by the Master Funds reported in net realized gain (loss) and net increase in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended September 30, 2022:

	Graham Commodity Strategies LLC		Graham Derivatives Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain (loss)	Net increase (decrease) in unrealized appreciation on investments	Net realized gain (loss)	Net increase (decrease) in unrealized appreciation on investments	Net realized gain (loss)	Net increase (decrease) in unrealized appreciation on investments
Commodity price
Futures	$(14,028,838)	$7,482,191	$2,384,515	$–	$(22,296,627)	$8,178,379
Options	(1,407,078)	641,750	2,143,923	(228,840)	–	–
	(15,435,916)	8,123,941	4,528,438	(228,840)	(22,296,627)	8,178,379
Equity price
Futures	4,938,130	832,967	5,730,577	91,853	(1,672,116)	(9,853,816)
Options	(1,550,038)	147,801	9,411,568	(574,105)	–	–
	3,388,092	980,768	15,142,145	(482,252)	(1,672,116)	(9,853,816)
Foreign currency exchange rate
Forwards	21,937,341	(4,306,183)	17,770,872	3,012,527	15,089,510	6,668,195
Futures	–	–	–	–	906,404	175,449
Options	(2,498,871)	(955,656)	39,231,629	3,094,807	–	–
	19,438,470	(5,261,839)	57,002,501	6,107,334	15,995,914	6,843,644
Interest rate
Futures	79,798,254	9,604,186	5,445,146	11,361	2,417,721	5,116,374
Options	(1,235,688)	1,235,688	6,803,868	(2,204,064)	–	–
Swaps	–	–	–	–	(5,771)	21,104
	78,562,566	10,839,874	12,258,014	(2,192,703)	2,411,950	5,137,478
Total	$85,953,212	$14,682,744	$88,931,098	$3,203,539	$(5,560,879)	$10,305,685

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. Cash Assets maintains cash and cash equivalents on deposit with major U.S. institutions, which may exceed federally insured limits. It also invests in debt obligations guaranteed by the U.S. Federal government, which generally range in maturity from one day to thirty months. Cash Assets currently intends to hold all fixed income securities until maturity and values them at amortized cost which approximates fair value.  If Cash Assets were forced to sell some of its securities in the open market before they mature to meet unanticipated redemption requests (whether from GAIT or other entities affiliated with the Manager), the market value of the securities at such time may be below their amortized cost, causing a loss for GAIT’s investors. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT’s investment in Cash Assets at September 30, 2023 and December 31, 2022 is $64,059,230 and $58,599,019 which represents a percentage of GAIT’s Members’ Capital of 92.06% and 92.66%, respectively.

GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis.  For the three and nine months ended September 30, 2023, the total amount recognized by GAIT with respect to its investment in Cash Assets was $700,034 and $1,563,219, respectively. For the three and nine months ended September 30, 2022, the total amount recognized by GAIT with respect to its investment in Cash Assets was $158,068 and $265,137, respectively. These amounts are included in interest income in the statements of operations and incentive allocation. At September 30, 2023 and December 31, 2022, GAIT owned approximately 0.97% and 0.93%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$768,184,486	$634,147,957
Investments in fixed income securities (amortized cost $6,104,678,309 and $5,669,408,769, respectively)	6,104,678,309	5,669,408,769
Interest receivable	3,328,326	5,501,621
Total assets	6,876,191,121	6,309,058,347

Liabilities:
Due to broker	292,771,590	7,815
Redemptions payable	479,895	–
Total liabilities	293,251,485	7,815
Members’ capital	$6,582,939,636	$6,309,050,532

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
4. Graham Cash Assets LLC (continued)

The following table summarizes the results of operations of Cash Assets for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Investment income
Interest income	$70,042,403	$17,640,492	$159,361,621	$29,827,633
Total investment income	70,042,403	17,640,492	159,361,621	29,827,633

Expenses:
Bank fee expense	195,257	97,935	491,845	266,378
Total expenses	195,257	97,935	491,845	266,378
Net investment income	69,847,146	17,542,557	158,869,776	29,561,255
Net income	$69,847,146	$17,542,557	$158,869,776	$29,561,255

The following represents the condensed schedule of investments of Cash Assets as of September 30, 2023:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $6,104,678,309)
United States
Government Bonds (amortized cost $3,165,204,876)
U.S. Treasury bonds 0.13% – 2.13% due 10/15/2023 – 03/31/2024	$3,200,000,000	$3,165,204,876	48.08%
Total Government Bonds		3,165,204,876	48.08%

Treasury Bills (amortized cost $2,939,473,433)
U.S. Treasury bill 0.00% due 10/03/2023 – 03/21/2024	2,975,000,000	2,939,473,433	44.65%
Total Treasury Bills		2,939,473,433	44.65%
Total United States		6,104,678,309	92.73%
Total Investments in Fixed Income Securities		$6,104,678,309	92.73%

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

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Assets
Level 2:
Fixed income securities
Government bonds	$3,165,204,876	$5,470,052,935
Treasury bills	2,939,473,433	199,355,834
Total fixed income securities	6,104,678,309	5,669,408,769
Total Level 2	6,104,678,309	5,669,408,769
Total assets	$6,104,678,309	$5,669,408,769

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

6. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. The Advisory Fees paid to the Manager for the nine months ended September 30, 2023 and 2022 were $712,235 and $699,556, respectively.

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager for the nine months ended September 30, 2023 and 2022 were $377,126 and $373,153, respectively.

Class 0	Class 2
0.50%	1.25%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
6. Fees and Related Party Transactions (continued)

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. The Incentive Allocation for the nine months ended September 30, 2023 and 2022 was $679,491 and $3,403,323, respectively.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

Administrator’s Fee

For the nine months ended September 30, 2023 and 2022, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $62,538 and $60,552, respectively.

Professional Fees

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with GAIT’s audit, tax and legal fees (“professional fees”). The total professional fees incurred by GAIT for the nine months ended September 30, 2023 and 2022 were $274,655 and $285,064, respectively.

Operating Expenses

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the GAIT’s investments, operations, and business (“operating expenses”). The total operating expenses incurred by GAIT for the nine months ended September 30, 2023 and the period from June 1, 2022 through September 30, 2022 were $30,744 and $15,054, respectively.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. GAIT identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated GAIT’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-U.S. jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations and incentive allocation. No such interest and/or penalties were assessed to GAIT for the nine months ended September 30, 2023 and 2022.

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
9. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended September 30, 2023 and 2022:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, June 30, 2022	$217.96	$155.05
Net income:
Net investment loss	(4.04)	(3.12)
Net gain on investments	16.13	11.47
Net income	12.09	8.35
Net asset value per Unit, September 30, 2022	$230.05	$163.40

Net asset value per Unit, June 30, 2023	$223.94	$158.17
Net income:
Net investment loss	(1.77)	(1.16)
Net gain on investments	17.37	12.24
Net income	15.60	11.08
Net asset value per Unit, September 30, 2023	$239.54	$169.25

The following represents ratios to average Members’ Capital, excluding the Manager, and total return for the three months ended September 30, 2023 and 2022:

	Class 0		Class 2
	2023	2022	2023	2022

Total return before Incentive Allocation	8.14%	6.94%	7.95%	6.74%
Incentive Allocation	(1.17)	(1.39)	(0.94)	(1.35)
Total return after Incentive Allocation	6.97%	5.55%	7.01%	5.39%

Net investment income (loss) before Incentive Allocation	0.37%	(0.47)%	0.18%	(0.66)%
Incentive Allocation	(1.13)	(1.37)	(0.89)	(1.34)
Net investment loss after Incentive Allocation	(0.76)%	(1.84)%	(0.71)%	(2.00)%

Total expenses before Incentive Allocation	0.73%	0.73%	0.92%	0.92%
Incentive Allocation	1.13	1.37	0.89	1.34
Total expenses after Incentive Allocation	1.86%	2.10%	1.81%	2.26%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
9. Financial Highlights (continued)

The following is the per Unit operating performance calculation for the nine months ended September 30, 2023 and 2022:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2021	$176.27	$125.68
Net income:
Net investment loss	(15.29)	(11.35)
Net gain on investments	69.07	49.07
Net income	53.78	37.72
Net asset value per Unit, September 30, 2022	$230.05	$163.40

Net asset value per Unit, December 31, 2022	$224.59	$159.22
Net income:
Net investment loss	(1.54)	(1.51)
Net gain on investments	16.49	11.54
Net income	14.95	10.03
Net asset value per Unit, September 30, 2023	$239.54	$169.25

The following represents ratios to average Members’ Capital, excluding the Manager, and total return for the nine months ended September 30, 2023 and 2022:

	Class 0		Class 2
	2023	2022	2023	2022

Total return before Incentive Allocation	7.82%	37.56%	7.24%	36.47%
Incentive Allocation	(1.16)	(7.05)	(0.94)	(6.46)
Total return after Incentive Allocation	6.66%	30.51%	6.30%	30.01%

Net investment income (loss) before Incentive Allocation	0.53%	(1.71)%	(0.06)%	(2.27)%
Incentive Allocation	(1.21)	(5.75)	(0.89)	(5.48)
Net investment loss after Incentive Allocation	(0.68)%	(7.46)%	(0.95)%	(7.75)%

Total expenses before Incentive Allocation	2.10%	2.15%	2.65%	2.72%
Incentive Allocation	1.21	5.75	0.89	5.48
Total expenses after Incentive Allocation	3.31%	7.90%	3.54%	8.20%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total Members’ Capital, excluding that of the Manager, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment income (loss) and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment income (loss) and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment income (loss), total expenses and Incentive Allocation. Net investment income (loss) and total expense ratios are computed based upon the weighted average of Members’ Capital of GAIT, excluding that of the Manager, for the three and nine months ended September 30, 2023 and 2022 and have not been annualized.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
10. Subsequent Events

GAIT had subscriptions of $0.2 million and redemptions of approximately $0.5 million from October 1, 2023 through November 14, 2023, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

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

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our annual financial statements and the notes thereto for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2023. This discussion should also be read in conjunction with “Item 1: Financial Statements”, included in this Quarterly Report on Form 10-Q. The information contained therein is essential to, and should be read in conjunction with, the following analysis. For the purposes of this filing beginning with Item 2, the term “Fund” shall include the Core Macro Portfolio of GAIF I, GAIT, and the Master Funds in which they invest, unless the context implies otherwise. The Fund does not engage in the sale of goods or services. The Fund’s capital consists of capital contributions of the members, as increased or decreased by gains and losses from its investments in the Master Funds, interest, expenses, and redemptions. Its only assets are its investments in the Master Funds. The Master Funds do not engage in the sale of goods or services. Their assets are comprised of fixed income positions, the equity in their accounts with clearing brokers and OTC counterparties, in each case consisting of cash, open trade equity on derivatives and the net option premium paid or received. In the case of Graham Cash Assets LLC (“Cash Assets”), the assets consist of investments in debt obligations guaranteed by the U.S. Federal government, as well as cash and cash equivalents.

For the three months ended September 30, 2023, the Core Macro Portfolio’s Members’ Capital increased by $1,062,026 or 3.6%. The net increase in the Core Macro Portfolio was attributable to a net income of $2,012,025 or 6.9% and subscriptions totaling $540,000 or 1.8%, offset by redemptions of $1,489,999 or -5.1% for the period.

For the nine months ended September 30, 2023, the Core Macro Portfolio’s Members’ Capital increased by $1,350,706 or 4.7%. The net increase in the Core Macro Portfolio was attributable to a net income of $1,885,705 or 6.5% and subscriptions totaling $1,070,000 or 3.7%, offset by redemptions of $1,604,999 or -5.5% for the period.

For the three months ended September 30, 2022, the Core Macro Portfolio’s Members’ Capital increased by $1,124,644 or 3.8%. The net increase in the Core Macro Portfolio was attributable to a net income of $1,611,473 or 5.4%, offset by redemptions totaling $486,829 or -1.6%, for the period.

For the nine months ended September 30, 2022, the Core Macro Portfolio’s Members’ Capital increased by $5,238,457 or 20.5%. The net increase in the Core Macro Portfolio was attributable to a net income of $7,487,885 or 29.3%, offset by redemptions totaling $2,249,428 or -8.8%, for the period.

Index
(i)  Results of Operations

The Fund’s success depends primarily upon the Manager’s ability to recognize and capitalize on market trends in the different and varied sectors of the global financial markets in which it trades.

2023 Summary

Three Months Ended September 30, 2023

For the three months ended September 30, 2023, the Core Macro Portfolio experienced a net trading gain of $2,247,340. The trading results are attributable to the following sectors:

Agriculture / Softs	$76,939
Base Metals	(31,019)
Energy	516,992
Equities	248,171
Foreign Exchange	865,418
Long Term / Intermediate Rates	650,216
Precious Metals	(87,132)
Short Term Rates	7,755
$2,247,340

The Core Macro Portfolio recorded a net gain for the third quarter of 2023, with profits across all major sectors. The majority of gains were in currencies and resulted mainly from long exposure to the U.S. Dollar versus various global currencies, including the Japanese yen, euro, Swiss franc, British pound sterling, and Chinese yuan. The portfolio also generated gains in fixed income, primarily due to short positions in U.S. bonds, with additional gains in Japanese, European, and Canadian bonds. In commodities, long positions in energy led to positive performance. The portfolio produced profits in equity indices from tactical positioning in U.S. benchmark indices.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended September 30, 2023, Advisory Fees increased by $214 or 0.2%, Sponsor Fees decreased by $48 or -0.1%, and Administrator’s Fees increased by $64 or 0.7% in the Fund over the corresponding period of the preceding year. The movements are consistent with the timing of profit and loss and capital activity during the quarter. During the same period, interest income increased by $246,099 or 311.2%. Interest was earned on free cash at an average annualized yield of 4.49% for the three months ended September 30, 2023 compared to 1.06% for the same period in 2022.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended September 30, 2023 and 2022, the Incentive Allocation was $301,888 and $403,269, respectively. The decrease was the result of a lower New High Net Trading Profits before incentive allocation after recouping the loss carried over from previous period for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, where the portfolio did not experience a loss carryforward.

Index
Nine Months Ended September 30, 2023

For the nine months ended September 30, 2023, the Core Macro Portfolio experienced a net trading gain of $2,170,610. The trading results are attributable to the following sectors:

Agriculture / Softs	$41,779
Base Metals	(49,077)
Energy	106,044
Equities	1,047,718
Foreign Exchange	1,106,901
Long Term / Intermediate Rates	77,233
Precious Metals	(378,273)
Short Term Rates	218,285
$2,170,610

The Core Macro Portfolio recorded a net gain through the first three quarters of 2023. The majority of gains were in currencies and resulted mainly from long exposure to the U.S. Dollar versus various global currencies, including the Chinese yuan, Japanese yen, euro, Singapore dollar, Korean won, and Taiwanese dollar, as well as from long exposure to the Mexican peso. The portfolio produced profits in equity indices from evolving positions in U.S., Asian, and European benchmark indices. In fixed income, tactical positioning across the yield curve in the U.S., Canada, and Europe led to positive performance. The portfolio experienced losses primarily in commodities from long positions in precious metals.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the nine months ended September 30, 2023, Advisory Fees decreased by $1,228 or -0.4%, Sponsor Fees increased by $1,877 or 1.0%, and Administrator’s Fees increased by $201 or 0.7% in the Fund over the corresponding period of the preceding year. The movements are consistent with the timing of profit and loss and capital activity during the nine month period. During the same period, interest income increased by $629,439 or 498.5%. Interest was earned on free cash at an average annualized yield of 3.52% for the nine months ended September 30, 2023 compared to 0.59% for the same period in 2022.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the nine months ended September 30, 2023 and 2022, the Incentive Allocation was $302,450 and $1,601,623, respectively. The decrease was the result of a lower New High Net Trading Profits before incentive allocation for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of September 30, 2023 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	7.4%
Base Metals	(1.3)%
Energy	(2.4)%
Equities	1.5%
Foreign Exchange	20.9%
Long Term / Intermediate Rates	25.5%
Precious Metals	15.0%
Short Term Rates	33.4%
100.0%

Index
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

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended September 30, 2022, the Incentive Allocation was $403,269. There was no Incentive Allocation for the three months ended September 30. 2021. This was the result of a net gain before incentive allocation for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, where the portfolio experienced a net loss before incentive allocation.

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

Core Macro Portfolio
September 30, 2023	9.37%
December 31, 2022	9.33%
September 30, 2022	8.11%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through September 30, 2023, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Based on their evaluation as of September 30, 2023, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to the Fund’s internal control over financial reporting during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our 2022 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities

For the three months ended September 30, 2023, the Fund issued 2,386.602 Units in exchange for $540,000 with respect to the Core Macro Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”). The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder. All purchasers of the Units were accredited investors, as that term is defined under Rule 501 of Regulation D.

The following chart sets forth the issuance of Units of the Fund during each month of the quarter covered by this report.

Date	Total Number of Units Issued
July 1 – July 31, 2023	1,027.066
August 1 – August 31, 2023	929.312
September 1 – September 30, 2023	430.224
TOTAL	2,386.602

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2023	1,913.145	$159.50	N/A	N/A
August 1 – August 31, 2023	6,152.930	$188.50	N/A	N/A
September 1 – September 30, 2023	147.709	$169.25	N/A	N/A
TOTAL	8,213.784	$181.40	N/A	N/A

1 Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None

Index
Item 6. Exhibits

* 3.1	Certificate of Formation of Graham Alternative Investment Fund I LLC
** 3.1 (a)	Amendment to Certificate of Formation of Graham Alternative Investment Fund I LLC
** 3.2 (a)	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC dated March 28, 2013
*** 3.2 (b)	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC dated May 2, 2022
† 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Executive Officer)
† 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Financial Officer)
† 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Principal Financial Officer)
† 101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
† 101.SCH	Inline XBRL Taxonomy Extension Schema Document
† 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
† 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
† 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
† 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
† 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010

**	Incorporated by reference to the Fund’s Form 8-K previously filed on April 11, 2013

***	Incorporated by reference to the Fund’s Form 8-K previously filed on May 10, 2022

†	Filed herewith

Index
SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2023	GRAHAM ALTERNATIVE INVESTMENT FUND I LLC CORE MACRO PORTFOLIO

By: GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

By: /s/ Brian Douglas
Brian Douglas, Principal Executive Officer

By: /s/ George Schrade
George Schrade, Principal Financial Officer