Form 10-K
period 2023-12-31
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2024-03-28
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Yes ☐       No ☑

Units of the Core Macro Portfolio with an aggregate value of $29,114,521 were outstanding and held by non-affiliates as of June 30, 2023.

As of March 1, 2024, 140,405.864 Units of the Core Macro Portfolio were outstanding.

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

The Core Macro Portfolio uses a systematic trading program and a discretionary trading program. The Core Macro Portfolio units of interest (the “Units”) of GAIF I are registered under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and the financial information and statements contained herein are solely with respect to that Portfolio.

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

The investment objective of the portfolio of the Fund is to achieve long-term capital appreciation through professionally managed trading in both U.S. and foreign markets, primarily in futures contracts, forwards contracts, spot currency contracts and associated derivative instruments such as options and swaps.  The Fund may also trade futures on virtual currencies.  The Fund seeks profit opportunities in the global financial markets, including interest rates futures, foreign exchange, global stock indices and energy, metals and agricultural futures, as a professionally managed multi-strategy investment vehicle.

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

As of February 28, 2023, the aggregate Net Asset Value (as defined below under “Allocation of Profit and Loss”) of the Units in GAIF I was $29,966,504. GAIF I operates on a calendar fiscal year.

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

The Manager was organized in May 1994 as a Delaware limited partnership. The general partner of the Manager is KGT, Inc., a Delaware corporation of which Kenneth G. Tropin is the sole director and ultimate sole shareholder.  KGT, Inc. became a listed Principal of the Manager effective July 27, 1994. The Manager has been registered as a CPO and CTA under the Commodity Exchange Act (“CEA”) and has been a member of the NFA since July 27, 1994 and has been registered as an investment adviser with the SEC since March 20, 2012. As of March 1, 2024, the Manager has approximately 204 personnel and manages assets of over $19 billion. The Manager’s principal office is located at 40 Highland Avenue, Rowayton, Connecticut 06853 and its telephone number is (203) 899-3400. The Manager’s advisory services may in part be performed out of its branch office in West Palm Beach, Florida and the office of the Manager’s London affiliate, Graham Capital LLP.

(iii)	The Trading Program

The Manager’s Investment Committee, which is comprised of Kenneth G. Tropin, Pablo Calderini, Brian Douglas, Barry S. Fox, Christopher McCann, Timothy Sperry, Edward Tricker, Kelly Tropin Whitridge, George Schrade, Jennifer Ancker Whelen, Brad Williams, Jason Slutsky and Thomas Feng make decisions with respect to the selection of strategies traded on behalf of the Fund.

Biographical information regarding the members of the Investment Committee as of December 31, 2023  is set forth below.

Kenneth G. Tropin, 70, is the Chairman and the founder of the Manager. In May 1994, he founded the Manager and became an Associated Person and Principal effective July 27, 1994. Mr. Tropin developed the firm's original trading programs and is responsible for the overall management of the organization, including the investment of its proprietary trading capital.

Pablo Calderini, 59, is the President and Chief Investment Officer of the Manager and, is responsible for the management and oversight of the discretionary and quantitative trading businesses at the Manager. He joined the Manager in August 2010 and became an Associated Person and Principal of the Manager effective August 13, 2010. Mr. Calderini received a B.A. in Economics from Universidad Nacional de Rosario in 1987 and a Masters in Economics from Universidad del Cema in 1989, each in Argentina.

Brian Douglas, 50, C.P.A., is the Chief Executive Officer of the Manager.  In July 2004, he joined the Manager as Manager of Financial Reporting. Mr. Douglas became Director of Financial Reporting in April 2008. Mr. Douglas became Chief Financial Officer in April 2013, Chief Operating Officer in March 2019 and Chief Executive Officer in October 2021. Mr. Douglas is responsible for the management and oversight of the finance, administration, investor services, technology, human resources, legal and compliance departments. He became an Associated Person of the Manager effective February 1, 2013 and a Principal on April 1, 2013.  Mr. Douglas received a B.A. in accounting from Western Connecticut State University in May 1996.

George Schrade, 49, C.P.A., is the Chief Financial Officer of the Manager, responsible for overseeing the Manager’s Middle Office, Financial Reporting, Treasury Operations, and Corporate Accounting groups. He became an Associated Person of the Manager effective December 21, 2016 and a Principal on February 28, 2019. In June 2007, he joined the Manager as Senior Analyst in Financial Reporting and has held positions of increasing responsibility prior to becoming Chief Financial Officer in March 2019. Mr. Schrade received a B.S in Accounting from Quinnipiac University in May 1996.

Barry S. Fox, 60, is Managing Director of Quantitative Operations and Execution of the Manager. He became an Associated Person of the Manager effective November 10, 2000 and a Principal on November 15, 2007. Mr. Fox joined the Manager in August 2000. Mr. Fox received a B.S. in Business Administration from State University of New York at Buffalo in 1986.

Christopher McCann, 53, is the Chief Risk Officer of the Manager, responsible for identifying, monitoring and acting upon financial risks relative to financial returns in Manager's diverse trading strategies. He joined the Manager in May 2009 and became an Associated Person of the Manager effective May 29, 2009 and a Principal effective June 24, 2019. He was previously registered as a Principal of the Manager effective September 12, 2012 through February 22, 2016. Mr. McCann received an M.B.A. in Finance from New York University Stern School of Business in May 1998, a M.S. in Industrial Engineering from Rutgers University in May 1995, and a B.S. in Chemical Engineering from Washington University in May 1992.

Tim Sperry, 56, is Executive Director and Chief Compliance Officer of the Manager. He joined the Manager in June 2004.  As Chief Compliance Officer, he oversees compliance and regulatory matters related to the firm’s business. He became an Associated Person of the Manager effective October 9, 2012 and a Principal on October 10, 2012. Mr. Sperry received a J.D. from New England School of Law in May 1998 and a B.A. in Political Science in 1989 from Boston University.

Edward Tricker, 40, is Chief Investment Officer of Quant Strategies of the Manager. He is currently responsible for the management and oversight of the firm's Quantitative Strategies team, including quantitative operations and execution, research, alpha technology, and data science. He became an Associated Person of the Manager effective February 4, 2013 and a Principal on April 30, 2014. Dr. Tricker joined the Manager in June 2011 as a quantitative research analyst. Dr. Tricker received a Ph.D. in Statistics from Imperial College of Science and Technology in London in October 2009 and a B.S. in Mathematics and Statistics from the University of Oxford in June 2005.

Kelly Tropin Whitridge, 33, is Chief Economist and Senior Managing Director of the Manager.  Mrs. Tropin Whitridge is responsible for leading the Manager’s economic research efforts in addition to playing a key role in the management of the firm’s discretionary trading team. She joined the Manager in May 2014 and became an Associated Person and Principal of the Manager effective September 6, 2018. Mrs. Tropin Whitridge received a Bachelor of Arts in Government from Dartmouth College in June 2013.

Jennifer Ancker Whelen, 50, is Chief Client Officer, Co-Head of Institutional Relations, and Managing Director of the Manager. She joined the Manager in April 2007 and became an Associated Person of the Manager effective June 6, 2007 and a Principal January 15, 2021. Mrs. Ancker Whelen is responsible for the development of strategic relationships with the Manager’s global client base, including consultants and institutional investors. Mrs. Ancker Whelen graduated cum laude from Colby College in 1995 with a B.A. in Economics and a minor in Sociology.

Jason Slutsky, 40, is the Chief Legal Officer of the Manager.  He joined the Manager in September 2018 as Corporate Counsel and became Chief Legal Officer in March 2020.  He became a Principal of the Manager effective as of January 17, 2020 and an Associated Person of the Manager effective as of January 28, 2020.  As Chief Legal Officer, he oversees legal matters related to the firm’s business.  Mr. Slutsky worked at AQR Capital Management, LLC, an investment firm, as Associate General Counsel from September 2014 to August 2018.  Mr. Slutsky received a J.D. from the University of Pennsylvania with honors in 2009 and a B.S. from Cornell University in 2006.  Mr. Slutsky received the designation Chartered Financial Analyst in 2019.

Bradford Williams, 56, is the Chief Business Officer of the Manager.  He joined the Manager in April 2023 and became an Associated Person of the Manager effective April 18, 2023, and a Principal effective May 1, 2023.  Prior to joining the Advisor, Mr. Williams was the Head of the Client and Investor Group at Maniyar Capital Advisors UK Ltd., an investment management firm, from May 2020 to January 2023, and a Managing Director of Product Development and Investor Relations at Tudor Investment Corporation, an investment management firm, from August 2007 to April 2020.  Mr. Williams received a J.D. and M.B.A. from Vanderbilt University in 1994 and a B.A., cum laude, from Princeton in 1990.

Thomas Feng, 51, is Chief Investment Officer of Quantitative Strategies of the Manager.  He is currently responsible for the management and oversight of the firm’s Quantitative Strategies team, including quantitative operations and execution, research and data science teams.  He became an Associated Person of the Manager effective February 7, 2013, and a Principal on April 30, 2014.  Dr. Feng joined the Advisor in April 2009 as a portfolio manager/quantitative research analyst.  Dr. Feng received a Ph.D. in Mathematics from Princeton University in June 1997 and a B.S. in Mathematics from Yale in May 1993.

Effective August 2023, Edward Tricker resigned from the Manager in connection with his retirement. Jason Slutsky, Bradford Williams and Thomas Feng became members of the Investment Committee effective January 2023, May 2023 and December 2023, respectively.

The discretionary traders for any discretionary investment strategy selected to trade on behalf of the Fund make the trading decisions for that discretionary strategy. The Manager has developed sophisticated proprietary software to study optimal portfolio weighting strategies and the effect of specific markets on the performance, risk, correlation and volatility characteristics of each of its trading strategies. As a result, the weighting or leverage that a trading strategy uses in each market may change to address changes in market conditions or to reflect other trading strategies trading in that market. With such software, the Manager devotes considerable attention to risk management at the portfolio level in an effort to ensure balance between markets and that the overall leverage used by the portfolio is consistent with the Manager’s overall views on risk. The Manager’s objective in forming the investment program of the portfolio is to provide the portfolio with significant potential for capital appreciation in both rising and falling markets and during expanding or recessionary economic cycles. Currently, 50% of the assets of the Core Macro Portfolio are allocated to trading the Manager’s Discretionary Trading Program and 50% of the assets are allocated to trading to a sole systematic program, the Manager’s K4D Program, but the Manager may alter these allocations at any time within its sole discretion.

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

The Manager expects to add additional trading strategies and programs to the portfolio and to modify or replace the strategies currently in use for the portfolio over time and may in the future offer other portfolios. There is no maximum number of strategies and programs that the Manager may see fit to include in the Fund or the portfolio, and the Manager may increase or decrease the number of strategies and programs included in the Fund or the portfolio over time or increase the number of markets or contracts that are traded on behalf of the Fund or the portfolio. The Manager may make such additions or deletions of trading programs to the Fund or the portfolio at any time and may make such additions, deletions or any other changes, such as changes in leverage or volatility targets of, or in the asset allocations to, any of the Fund’s trading strategies and programs, in its sole discretion and without prior notice to members.  The Core Macro Portfolio does not currently have an annual leverage or volatility target, and even to the extent such targets are established by the Manager in the future, there can be no assurance that the Core Macro Portfolio's programs (or any trading systems or programs utilized by the Fund) will meet such targets in any given period.

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

Effective testing, reporting and review are critical elements of the Manager’s risk management process.  Daily stress testing is performed to evaluate a strategy’s risk exposure. Daily reporting of Value-at-Risk (VaR) and intraday reporting of net gain or loss for each strategy enables the Manager’s Risk Committee and the Investment Committee to observe each strategy’s adherence to its investment profile as well as market exposure. VaR is a probabilistic measure of the amount of loss, often referred to as the threshold, that a portfolio of investments may experience over a specified time period. Each strategy is formally reviewed by the Investment Committee on a monthly basis.

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

The Manager subjects the trading of all of its discretionary traders to a risk monitoring regime that includes a set of defined drawdown limits and a series of risk measurements. Drawdown limits are used as a risk management tool to enforce risk reduction on a discretionary strategy if the discretionary trader is experiencing losses and has not yet reduced overall risk levels. The Manager generally defines a drawdown as losses experienced over a specified period of time, expressed as a percentage of net assets at the beginning of the period. The Manager imposes daily, monthly, and overall drawdown limits for all discretionary traders. The Manager establishes a daily move limit that requires a prompt report to the risk department, a monthly peak to trough drawdown that likely leads to risk reduction, and a total peak to trough drawdown that likely leads to risk reduction. There is also a drawdown limit where the Manager’s Investment Committee would meet to consider closing a given program. Further, the Manager conducts a daily risk process measuring VaR and reviewing stress tests for the portfolio. The Manager evaluates the validity of VaR as a risk management tool by comparing the number of instances that profit and loss exceeded expected parameters over various time frames. For example, the Manager utilizes a one day 97.5% VaR, which means that in respect of the Portfolio that it is analyzing it expects the Portfolio to experience a loss in excess of VaR on approximately 1 out of every 40 days. In addition, the Manager runs an extensive series of stress tests, including historical scenarios as well as specific foreign exchange, equity and interest rate shocks. In managing strategy risk, the Manager limits the size and structure of positions taken on behalf of the Portfolio to ensure that they comply with various risk parameters, both those defined by the Manager for the underlying trading strategies and those defined by each of the discretionary traders that trade on behalf of the Portfolio.

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

Discretionary Trading Program

The Manager has been trading discretionary programs since February 1998.  Discretionary programs, unlike systematic programs which are based almost entirely on computerized mathematical models, determine trades subjectively on the basis of a trader’s personal assessment of trading data and trading experience. Although the Manager has had over a decade of experience trading various discretionary programs, Discretionary Trading Program (“DTP”) itself commenced trading as of August 2008. DTP seeks to invest in various global macro markets that are highly liquid. DTP consists of several of the Manager’s leading discretionary strategies traded by employees of the Manager that do not trade securities that focus on the global fixed income, stock index, currency, energy, commodity and metals markets, but over time it may participate in any other liquid market that is available as the Manager deems appropriate.  The Fund may also trade futures on virtual currencies.

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

Bank of America, N.A. serves as the Fund’s banker for transactions on behalf of the portfolio. A significant portion of the Fund’s assets may be held by Bank of America, N.A. in addition to the futures clearing brokers utilized on behalf of the Fund as well as OTC counterparties.  The Fund may also hold excess funds not required for trading in bank accounts at Bank of America, N.A., JPMorgan Chase Bank, N.A.  or elsewhere. The Manager, in its discretion, may change the brokerage and custodial arrangements described herein without notice to investors.

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

In addition to exchange-traded futures contracts and swaps, the Fund trades spot and forward contracts on foreign currencies and, to a lesser degree, OTC swap and derivatives contracts. The Fund does not currently anticipate trading any other non-CFTC regulated instruments the Fund anticipates trading. The Manager estimates that 20-60% of the Fund’s trades for the portfolio may be in forward contracts and 0-10% in swap contracts, but depending on market conditions, the percentage of the portfolio’s trades constituted by forward or swap contracts may fall substantially outside that range. Bank of America, N.A. and Barclays currently serve as the Fund’s primary counterparties for foreign currency forward transactions. All of the Fund’s assets, funds, securities, and other property held by Bank of America, N.A. or Barclays as a Fund counterparty, and any other bank or broker-dealer acting as a foreign currency forward counterparty or OTC swap counterparty of the Fund are held as security or collateral for the Fund’s obligations to such entity.  The forward and OTC swap markets bear additional risks (e.g., the credit risk of trading with counterparties) not present in exchange-traded futures and swaps trading. Under the Dodd–Frank Wall Street Reform and Consumer Protection Act, the CFTC, sometimes together with the SEC, has enacted regulations to govern these contracts and requires many of them to be cleared through an exchange or clearinghouse.

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

Beginning June 2022, each Class of the Fund shall pay or reimburse the Manager for all direct costs associated with its assets allocated to the various trading strategies, whether discretionary or  quantitative, as the case may be, utilized on, or developed for, the Fund’s behalf and all other expenses related to the operations and business of the Fund including, but not limited to, all expenses of investment transactions such as brokerage commissions and exchange, clearing or regulatory fees and expenses; interest, commitment fees and other costs related to borrowing; transaction fees, finder’s fees, sourcing fees, investment banking fees, origination fees and other similar fees and expenses; fees and expenses of the Administrator; custodial fees; bank service fees; costs of news, research, data and quotation services, software and equipment, including Bloomberg terminals; third-party investment and trading, risk-management and portfolio management related services, licensing, systems, hardware and software (including the third-party installation, programming or servicing related thereto), including trade surveillance and trade order management, sanctions screening, collateral and margin management and accounting services, licensing, systems, hardware and software; costs of connectivity services; data storage costs; fees and expenses related to the Fund’s currency conversion and hedging activities; other hedging costs; membership, license and similar charges in connection with exchange memberships; income taxes, withholding taxes, transfer taxes and other governmental charges and duties; governmental, registration, license, membership or related fees or expenses payable to any regulatory or self-regulatory organization (including costs associated with monitoring for, preparing and filing regulatory reports such as Form 10-K, Form 10-Q, NFA Form PQR and MiFID trade and transaction reports and SEC Forms 13D/G and SHO, the EU Short Selling Regulation and other global shareholder reporting) or in connection with the distribution of the Units in any jurisdiction; costs of compliance with FATCA, CRS or other similar rules; professional fees of tax advisors, accountants and attorneys; costs for D&O, E&O, cybersecurity and other insurance for the Fund and the Manager; the costs of maintaining the Fund’s registered office; the costs of printing and distributing offering materials and Net Asset Value reports and notices to Members or holding meetings of Members; fees and expenses paid to outside counsel, accountants, experts and other third parties in connection with sourcing, investigating, analyzing, evaluating and conducting due diligence and surveillance on, monitoring and conducting background checks in connection with, existing and potential investments (whether or not consummated); costs of negotiating trading counterparty and service provider agreements; legal and third party costs incurred in connection with settling trades; legal fees and costs (including settlement costs) arising in connection with any litigation, arbitration, investigation or other proceeding related to any portfolio investment; legal and compliance expenses (including responding to formal and informal inquiries, indemnification expenses and expenses associated with regulatory filings relating to the Fund and its portfolio investments); legal and tax structuring expenses; costs of any external appraisers; direct expenses or fees for third parties related to monitoring and responding to class action and other claims (including contingency fees); and all other expenses incurred in connection with locating, evaluating, purchasing, selling or holding investments.  The Fund’s operating, administrative and trading expenses are estimated, based on recent experience of the Fund and recent experience with respect to the types of costs and expenses that are expected to be borne by the Fund in the future, to amount to approximately 1.24% of net assets annually for the Core Macro Portfolio, but actual expenses may exceed the estimated amount. These expenses will be calculated and payable monthly in arrears in the same manner as the Advisory Fee.

The Manager provides and pays for its own professional and administrative staff, office space, and other general overhead expenses incidental to its advisory services.  The Manager also provides and pays for its expenses related to business equipment and facilities.

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

The CFTC may suspend a CPO’s or CTA’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations.  In the event that the registration of the Manager was terminated or suspended, the Manager would be unable to continue to manage the business of the Fund.  The Fund is expected to be terminated should the Manager’s registration be suspended. In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short positions that any person may hold or control in particular commodities.  Most exchanges also limit the changes in futures contract prices that may occur during a single trading day.

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

The Fund Has Credit and Market Risks With Respect to Its Cash Management.  The Fund currently invests all assets not required for trading in Cash Assets, which in turn presently holds deposits in bank accounts or invests broadly in U.S. government or agency securities. With respect to its cash deposited in bank accounts, although the bank accounts themselves may be insured by the United States Federal Deposit Insurance Corporation, the balances in such accounts will be largely uninsured, as the maximum amount of insurance available to such accounts will not be material relative to the balances that are expected to be maintained in the accounts. With respect to its investment in U.S. government or agency securities, Cash Assets currently intends to hold them until they mature and values them at amortized cost which approximates fair value. Some of these securities may not mature for a year or longer. If Cash Assets were forced to sell some of its securities in the open market before they mature to meet unanticipated redemption requests (whether from the Fund or other entities affiliated with the Manager), the market value of the securities at such time may be below their amortized cost, causing a loss for Fund investors. In addition, if interest rates rise, the interest rate that Cash Assets pays its investors (including the Fund) will not fully reflect the new rates because its pre-existing investments are still yielding interest at lower rates.

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

Central Clearing.  In order to mitigate counterparty risk and systemic risk, U.S. and international rules require certain derivatives to be cleared through a clearinghouse.  In the United States, clearing requirements were part of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The CFTC imposed its first clearing mandate on December 13, 2012, affecting certain interest rate and credit default swaps.  It is expected that the CFTC, the SEC and other international regulators will continue to implement clearing requirements for other derivatives in the future.  Trades submitted for clearing are subject to minimum initial and variation margin requirements set by the relevant clearinghouse, the futures commission merchant (“FCM”), as well as possible SEC or CFTC mandated margin requirements.  Clearing through FCMs has in certain cases led to losses caused by operational failure or fraud.  As products become more standardized in order to be cleared, standardized derivatives may mean that the Fund may not be able to hedge its risks or express an investment view as well as it would using customizable derivatives available in the OTC markets.  Compared to the OTC derivatives market, the Fund may be subject to more onerous and more frequent (daily or even intraday) margin calls from both the clearinghouse and the FCM.  In addition, clearinghouse margin is dynamic and may be increased in times of market stress.  Although standardized clearing for derivatives is intended to reduce risk (for instance, it may reduce the counterparty risk to the dealers to which the Fund would be exposed under OTC derivatives), it does not eliminate risk.  Rather, standardized clearing transfers risk of default from the OTC derivatives dealer to the central clearinghouse, which may increase systemic risk, potentially more so than a failure by an OTC derivatives counterparty.  The failure of a clearinghouse, although less likely than the failure of a counterparty, could have a much more significant impact on the financial system.  Because these clearinghouses are still developing and the related bankruptcy process is untested, it is difficult to speculate what the actual risks would be to the Fund related to the default of a clearinghouse.  Also, a clearinghouse will likely require that the Fund relinquish control of its transactions if the clearinghouse were to become insolvent, and, therefore, the Fund would not be able to terminate and close out of a defaulting clearinghouse’s positions but would become subject to regulators’ control over those positions.  In such a circumstance, the Fund may not be able to take actions that it deems appropriate to lessen the impact of such clearinghouse’s default.  Applicable regulations may also require the Fund to make public information regarding its swaps volume, position size and/or trades, which could detrimentally impact the Fund’s ability to achieve its investment objectives.

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

Impact of Future Financial Industry Regulation is Uncertain and May Impact the Operation of the Portfolios.  Legal, tax and regulatory developments could occur.  Securities, futures and other financial markets are subject to comprehensive statutes, regulations and margin requirements enforced by the SEC, the CFTC and other U.S. and non-U.S. regulators and self-regulatory organizations and exchanges authorized to take extraordinary actions in the event of market emergencies.  The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial actions.  The regulatory environment for private funds is evolving, and changes in the regulation of hedge funds and their trading activities may adversely affect the ability of investors (such as the Fund) to pursue certain investment strategies, the ability to obtain leverage and financing, and the value of certain investments. There can be no assurance that any such additional scrutiny or regulation will not have an adverse impact on the Fund’s activities.  In addition, U.S. and non-U.S. regulators may take additional actions in light of other recent and future developments in global financial markets.  In 2008, for example, the SEC and various non-U.S. regulatory bodies imposed temporary bans on short-selling of a variety of stocks, and adopted other regulations that may have the effect of making short-selling more difficult or costly.  Additional legislation and regulations in global markets may further regulate or limit short-selling activities or other activities.  These changes may adversely affect the markets in which the Fund invests and may limit or adversely affect the ability of the Manager to use short sales, swaps and other derivatives as part of the investment and hedging strategies used by the Manager. The Fund is generally subject to CFTC and NFA rules, and, to a lesser extent, SEC rules.  However, the Fund is not expected to be subject to a number of recently-adopted SEC rules that are intended to benefit and protect investors in private funds.

Effect of Recent Developments Affecting Banks. Recent developments affecting banks in the United States and elsewhere have resulted in the appointment of the Federal Deposit Insurance Corporation as receiver for several banks, the sale of the assets of several banks, significant declines in the stock prices of some banks, and the need of some banks to obtain access to additional funding. These events have led to uncertainty in financial and lending markets as to the stability of the banking sector, both in the United States and internationally. It is possible that systemic risk in the banking sector could lead to more widespread disruption of the banking and broader financial sectors, that other sectors and industries will be affected, or that the ability of the Manager to obtain credit on behalf of the Fund for trading purposes could be limited, any of which could have an adverse effect on the Fund.

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

Reliance on Data Provided by Third Parties.  Many of the trading strategies and models used by the Manager rely on the receipt of timely and accurate market and other data from third party vendors. Any failure to receive such data in a timely manner, or the receipt of inaccurate data for any reason, could disrupt and adversely affect the trading activities of the Fund until such failure or inaccuracy is corrected. Data received by the Manager includes general economic and market data, and may also include alternative data collected from a wide range of sources such as financial transactions, payment records, internet usage, data gathered from applications and devices (such as smartphones) that generate location and mobility data, data gathered by satellites, and government and other public records and databases.  The analysis and interpretation of data can involve a high degree of uncertainty. No assurance can be given that the Manager will be successful in utilizing any data in its investment process. Any data, especially alternative data, involves an inherent risk that the Manager may rely on data outputs that reflect faulty system logic or that are based on inaccurate or incomplete data inputs. There has been increased scrutiny from regulators regarding the use of alternative data for investment purposes, and the Manager cannot predict what, if any, regulatory or other actions may be asserted with regard to the use of alternative data.  Although the Manager generally conducts due diligence reviews of data providers and requires that they make certain representations about the sources of the data that they provide, such actions may not be effective to protect against the effect of misrepresentations or violations of law by such data providers.

Developing New Trading Strategies.  The Manager believes strongly in the importance of research and development activities, particularly in the development of new trading strategies and expects both to develop additional trading strategies and to modify or remove the existing strategies over time.  The time and costs of researching and developing new trading strategies and modifications to existing strategies is significant and the Fund will bear a portion of such costs.  Despite this significant investment, there is no assurance that the Manager will ultimately deploy these new or modified trading strategies on behalf of the Fund, and even if deployed, the process may take several years.  Furthermore,  the intellectual property developed and comprising such trading strategies may have significant value and will accrue to the Manager.   The Fund will have no right to or property interest in this intellectual property.

Concentration; Limited Diversification. In the normal course of making investments, the Fund is generally expected to have a diverse investment portfolio. However, the Fund is not subject to any diversification requirements and is expected to be concentrated at times to varying degrees in particular markets, investment strategies, investments, exchanges, counterparties or in investments with other shared characteristics. Concentration by the Fund in one or more investment strategies will increase the Fund’s reliance on the discretionary or quantitative personnel responsible for the strategies. In general, less diversification will tend to expose the Fund to greater volatility and/or risk than would be the case with a more broadly diversified investment portfolio. Even if the Fund is diversified, however, there can be no assurance that such diversification would reduce volatility and/or risk.

The Trading Programs Used by the portfolio May Be Changed Without Notice to Investors.  The Manager continuously updates and changes its trading programs as a result of its ongoing research efforts and in response to changing market conditions. The Manager also expects to develop and implement new trading programs from time to time, which may be used first by other funds or accounts managed by the Manager. The Manager may make additions or deletions of trading programs used by the Core Macro Portfolio at any time, and may make additions, deletions or any other changes to its trading programs used by either portfolio  – such as changes in the amount of leverage or volatility targets of, or in the allocations of assets to, any of the trading programs used by either portfolio  as well as changes to underlying trading models  – at any time as determined by the Manager in its sole discretion. The Manager is not required to provide prior, or any, notice to investors of any such changes.  As a result, the descriptions of the trading programs of the portfolio in the Fund’s offering materials may not at any particular time fully or accurately describe the trading programs being used by the portfolio.

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

Systemic Risk. Credit risk may arise through a default by or because of one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by or because of one institution may cause a series of defaults by the other institutions. This is sometimes referred to as a “systemic risk” and may adversely affect financial intermediaries, such as clearing houses, banks, securities firms and exchanges with which the Fund interacts. A systemic failure could have material adverse consequences on the Fund and on the markets for the financial instruments in which the Fund seeks to invest. The inability of the Fund or other investors to sell certain types of investments could lead to a potential inability of the Fund and other investors to meet margin calls or fund withdrawals, the impact of which can be further aggravated as dealers and counterparties reduce available credit lines and investors withdraw additional capital. In extreme market conditions, these factors can lead to a downward cycle that can have a significant adverse effect on the market prices of investments.

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

Operational Risks, Including Those Related to Computer Systems and Cybersecurity Threats, May Impact the Fund’s Operations.  The Fund depends on the Manager to develop, implement and operate the appropriate systems and procedures to execute all investment transactions and monitor and control operational risk.  The success of the Fund’s business is highly dependent on its ability to process, on a daily basis, large volumes of data and transactions across numerous and diverse markets.  Consequently, the Fund relies on its execution, financial, accounting and other data processing systems to trade, clear and settle all transactions, to evaluate and monitor potential and existing portfolio investments, and to generate risk management and other reports that are critical to oversight of the Fund’s activities. Certain portions of the Fund’s and of the Manager’s operations are dependent upon systems operated by third parties, including the Fund’s administrator, prime brokers, counterparties, electronic exchanges, other execution platforms, data providers and their various service providers. The Manager may not be in a position to verify the reliability of such third-party systems or data. Failure of or errors in such systems could result in mistakes or delays in the execution, confirmation or settlement of transactions, or in transactions not being properly booked, evaluated or accounted for.  The increasing reliance on internet-based programs and applications to conduct transactions and store data also creates increased security risks. Targeted cyber-attacks, or accidental events, can lead to a breach in computer and data systems and access by unauthorized persons to sensitive transactional or personal information.  Data taken in breaches may be used by criminals to commit identity theft, obtain loans or payments under false identities, and other crimes. Cybersecurity breaches at the Manager or its service providers or counterparties may directly or indirectly affect the Fund, and could lead to theft, data corruption, interference with business operations, disruption of operational or trading systems, interference with the Manager’s or the Fund’s ability to execute transactions, direct financial loss or reputational damage, or violations of applicable laws related to data and privacy protection and consumer protection.

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

Item 1B:	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 1C:	Cybersecurity

The Fund depends on the Manager to develop, implement and operate the appropriate systems and procedures to monitor and manage operational risks, including cybersecurity risks.  The Manager maintains policies and procedures to manage cybersecurity risks as part of its overall risk management program.   Its cybersecurity risk management program is operationally led by its Chief Technology Officer (CTO) and its Chief Information Security Officer (CISO), in consultation with other members of the Manager’s senior management.  The Manager maintains a written information security governance policy setting forth the Manager’s information security policy objectives and guidelines on managing technology/cyber-related vulnerabilities, controlling physical security and network access rights, restricting data transfers, managing third-party vendors, managing technology incidents, training employees and retaining related books and records.  The Manager maintains separate incident response procedures designed to assist senior management and technology personnel in responding to various technology/cyber incidents.  The Manager publishes for employees various policies addressing user access rights, acceptable use of the firm’s technology, roles and responsibilities in respect of incident response and disciplinary guidelines.  The aforementioned policies are reviewed and approved by senior management on an annual basis.

The CTO and CISO also lead the Manager’s Cybersecurity Awareness Committee, which is focused on managing and responding to cybersecurity risks.  The CISO and CTO meet quarterly with members of the Cybersecurity Awareness Committee to provide updates on projects, threats, governance and the overall cybersecurity landscape. Members of this committee represent senior management of the Manager, including the Manager’s Chief Executive Officer, Chief Financial Officer, Managing Director of Quantitative Strategies, Chief Compliance Officer, and Chief Risk Officer.  The Manager’s cybersecurity risk management program is informed by frameworks established by the National Institute of Standards and Technology (NIST), its regulators, and other recognized standard-setting bodies.

The Manager engages third party expert consultants to assist in the design, development, and operation of its cybersecurity risk management program, and to perform assessments with a view to identifying any vulnerabilities.  The Fund’s and the Manager’s operations are dependent upon systems operated by third parties, including the Fund’s administrator, prime brokers, market counterparties, electronic exchanges, other execution platforms, data providers and their various service providers. Accordingly, the Manager’s risk management program endeavors to monitor such third parties for potential cybersecurity risks by utilizing a vendor management framework that includes a cybersecurity Due Diligence Questionnaire.  Although the Manager has no control over the risk management policies of third parties, where and to the extent possible it seeks to obtain representations by such third parties related to their cybersecurity risk management policies and procedures.

No identified risks from known cybersecurity threats, including as a result of any prior known cybersecurity incidents, have materially affected or are reasonably likely to materially affect the operations, business strategy, results of operations, or financial condition of the Fund or the Manager.

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

As of March 1, 2024, there were 73 holders of Class 0 Units and 45 holders of Class 2 Units of the Core Macro Portfolio.

(c)	Dividends

The Manager determines, in its sole and absolute discretion, the amount of distributions, if any, to be made by the Fund to its investors.  To date no distributions have been paid on the Units and the Manager has no present intention to make any distributions in the future.

For the three months ended December 31, 2023, the Fund issued 3,526.605 Units in exchange for $765,000 with respect to the Core Macro Portfolio, in each case in a transaction that was not registered under the Securities Act. The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Units of the Fund.

Month beginning:	Core Macro Portfolio Class 0 Number of Units Purchased	Price of Core Macro Portfolio Class 0 Units Purchased	Core Macro Portfolio Class 2 Number of Units Purchased	Price of Core Macro Portfolio Class 2 Units Purchased
October 1, 2023	308.824	$ 239.25	1,682.001	$ 168.94
November 1, 2023	-	-	-	-
December 1, 2023	-	-	457.876	$ 158.20

Item 6:	RESERVED

Not applicable.

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the year ended December 31, 2023, the Core Macro Portfolio’s Members’ Capital value decreased by $266,951 or -0.9%. This decrease in Members’ Capital was attributable to net loss of $66,478 or -0.2% and redemptions totaling $2,035,473 or  -7.1%, offset by subscriptions totaling $1,835,000 or 6.4% for the year.

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

Core Macro Portfolio

2023 Summary

For the year ended December 31, 2023, the Core Macro Portfolio experienced trading gains of $174,572 attributable to the following sectors:

Agriculture / Softs	$(58,559)
Base Metals	(78,387)
Energy	(323,362)
Equities	1,334,575
Foreign Exchange	378,791
Long Term / Intermediate Rates	(761,783)
Precious Metals	(392,714)
Short Term Rates	76,011
$174,572

The Core Macro Portfolio recorded a modest trading gain in 2023. The majority of gains were in equity indices and resulted from evolving long and short positions in U.S., Asian, and European benchmark indices. The portfolio produced profits in currencies, mainly from long exposure to the U.S. dollar versus various global currencies, particularly the Chinese yuan and Japanese yen, with additional gains from long exposure to the Mexican peso. Losses in commodities resulted mainly from long positions in precious metals and energy. In fixed income, short positions across the yield curve in Japan, Europe, and the U.S. led to losses, particularly in the fourth quarter.

Advisory and Sponsor Fees are calculated as a percentage of the Fund’s Members’ Capital value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the year ended December 31, 2023, Advisory Fees decreased by $3,524 or -0.8%, Sponsor Fees decreased by $652 or -0.3%, and Administrator’s Fees decreased by $86 or -0.2% in the Core Macro Portfolio over the corresponding period of the preceding year. The movements are consistent with the timing of profit and loss and capital activity during the year.  During the year ended December 31, 2023, interest income increased by $840,182 or 307.4%. Interest was earned on free cash at an average annualized yield of 3.96% for the year ended December 31, 2023 compared to 0.92% for the year ended December 31, 2022.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the year ended December 31, 2023, the Incentive Allocation decreased by $1,299,717 or -81.1%. This was the result of a lower net income before incentive allocation for the year ended December 31, 2023 compared to the year ended December 31, 2022.

The following table illustrates the sector distribution of the Core Macro Portfolio’s investments in Master Funds as of December 31, 2023 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent net liabilities.

Agriculture / Softs	90.0%
Base Metals	43.1%
Energy	68.2%
Equities	(48.8)%
Foreign Exchange	390.9%
Long Term / Intermediate Rates	239.0%
Precious Metals	(5.8)%
Short Term Rates	(676.6)%
100.0%

2022 Summary

For the year ended December 31, 2022, the Core Macro Portfolio experienced trading gains of $9,089,749 attributable to the following sectors:

Agriculture / Softs	$(147,371)
Base Metals	106,735
Commodity Mix	(63,460)
Energy	1,425,170
Equities	638,791
Foreign Exchange	2,749,233
Long Term / Intermediate Rates	3,585,260
Precious Metals	(270,892)
Short Term Rates	1,066,283
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

A portion of the assets of the portfolio is generally held as cash or cash equivalents, which are used to margin the Fund’s investments.  It is expected that the average margin the Fund will be required to post to support the Fund’s trading may range between 10% and 30% of the total assets of the portfolio, which will be segregated or secured by the futures brokers in accordance with the CEA and with CFTC regulations or be maintained on deposit with over-the-counter counterparties.  In exceptional market conditions, this amount could increase. The master funds are subject to margin calls on a constant daily and intra-day basis, whether in connection with initiating new investment positions or as a result of changes in the value of current investment positions. These margin requirements are met through the posting of additional margin with the applicable futures broker or FX clearing broker, on an almost daily basis. The Manager generally expresses its margin requirements for the portfolios in terms of the aggregate of the margin requirements for the underlying strategies plus the net option premium costs for the underlying strategies. For the years ended December 31, 2023 and December 31, 2022, the margin requirements for the Core Macro Portfolio were 10.04% and 9.33%, respectively.

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading.  Through December 31, 2023, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

No disclosure is required hereunder as the Fund is a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K.

Item 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

Graham Alternative Investment Fund I LLC
Core Macro Portfolio
Years Ended December 31, 2023 and 2022
with Report of Independent Registered Public Accounting Firm

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
CORE MACRO PORTFOLIO

40 Highland Avenue
Rowayton, CT 06853

The undersigned affirms, on behalf of Graham Alternative Investment Fund I LLC Core Macro Portfolio, that to the best of his knowledge and belief, the information contained in the attached audited financial statements of Graham Alternative Investment Fund I LLC Core Macro Portfolio for the years ended December 31, 2023 and 2022 is accurate and complete.

By:	Graham Capital Management, L.P., as
Sole Manager

	By:	/s/ George Schrade
George Schrade
Chief Financial Officer
March 28, 2024

Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Financial Statements

Years Ended December 31, 2023 and 2022

Financial Statements – Graham Alternative Investment Trading LLC

Ernst & Young LLP 300 First Stamford Place Stamford, CT 06902-6765	Tel: +1 203 674 3000 ey.com

Report of Independent Registered Public Accounting Firm

To the Members and Manager of
Core Macro Portfolio

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Core Macro Portfolio (the “Fund”) (one of the series constituting Graham Alternative Investment Fund I LLC (“GAIF I”)) as of December 31, 2023 and 2022, and the related statements of operations, changes in members’ capital and cash flows for each of the two years in the period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund (one of the series constituting GAIF I) at December 31, 2023 and 2022, the results of its operations, changes in its members’ capital, and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of GAIF I’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to GAIF I in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 28, 2024

A member firm of Ernst & Young Global Limited

Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Statements of Financial Condition

	December 31,
	2023	2022
Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$28,558,890	$28,825,841
Cash and cash equivalents	80,000	–
Redemptions receivable from Graham Alternative Investment Trading LLC	72,434	519,852
Total assets	$28,711,324	$29,345,693

Liabilities and members’ capital
Liabilities:
Subscriptions received in advance	$80,000	$–
Redemptions payable	72,434	519,852
Total liabilities	152,434	519,852

Members’ capital:
Class 0 Units (73,902.569 and 70,066.654 units issued and outstanding at $224.32 and $224.59, respectively)	16,577,918	15,735,969
Class 2 Units (75,735.249 and 82,214.218 units issued and outstanding at $158.20 and $159.22, respectively)	11,980,972	13,089,872
Total members’ capital	28,558,890	28,825,841
Total liabilities and members’ capital	$28,711,324	$29,345,693

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Statements of Operations

	Years Ended December 31,
	2023	2022
Net gain allocated from investment in Graham Alternative Investment Trading LLC:
Net realized gain on investment	$1,057,788	$8,779,529
Net (decrease) increase in unrealized appreciation on investment	(883,216)	310,220
Brokerage commissions and fees	(78,664)	(100,465)
Net gain allocated from investment in Graham Alternative Investment Trading LLC	95,908	8,989,284

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	1,113,533	273,351

Expenses:
Advisory fees	439,884	443,408
Incentive allocation	302,450	1,602,167
Sponsor fees	244,188	244,840
Professional fees	227,392	172,431
Administrator’s fee	37,149	37,235
Operating expenses	18,383	10,562
Interest expense	6,473	6,368
Total expenses	1,275,919	2,517,011
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(162,386)	(2,243,660)
Net (loss) income	$(66,478)	$6,745,624

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Statements of Changes in Members’ Capital

Years Ended December 31, 2023 and 2022

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2021	83,586.118	$14,734,016	86,438.110	$10,863,474	$25,597,490
Subscriptions	–	–	–	–	–
Redemptions	(13,519.464)	(2,892,405)	(4,223.892)	(624,868)	(3,517,273)
Net income	–	3,894,358	–	2,851,266	6,745,624
Members’ capital, December 31, 2022	70,066.654	$15,735,969	82,214.218	$13,089,872	$28,825,841
Subscriptions	6,850.471	1,560,000	1,689.720	275,000	1,835,000
Redemptions	(3,014.556)	(696,756)	(8,168.689)	(1,338,717)	(2,035,473)
Net loss	–	(21,295)	–	(45,183)	(66,478)
Members’ capital, December 31, 2023	73,902.569	$16,577,918	75,735.249	$11,980,972	$28,558,890

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Statements of Cash Flows

	Years Ended December 31,
	2023	2022
Cash flows provided by operating activities
Net (loss) income	$(66,478)	$6,745,624
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net loss (income) allocated from investment in Graham Alternative Investment Trading LLC	66,478	(6,745,624)
Proceeds from sale of investment in Graham Alternative Investment Trading LLC	2,482,891	3,251,221
Investments in Graham Alternative Investment Trading LLC	(1,835,000)	–
Net cash provided by operating activities	647,891	3,251,221

Cash flows used in financing activities
Subscriptions (net of subscriptions received in advance)	1,915,000	–
Redemptions (net of redemptions payable)	(2,482,891)	(3,251,221)
Net cash used in financing activities	(567,891)	(3,251,221)

Net change in cash and cash equivalents	80,000	–

Cash and cash equivalents, beginning of year	–	–
Cash and cash equivalents, end of year	$80,000	$–

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Financial Statements

December 31, 2023

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

See attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Notes to Consolidated Financial Statements (continued)
1. Organization and Business (continued)
Duties of the Manager

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

At December 31, 2023 and 2022, the Fund owned 44.01% and 45.58%, respectively of GAIT.

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

Core Macro Portfolio

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2023 and 2022 by the Fund, GAIT, the Master Funds or Cash Assets.

Cash and Cash Equivalents

The Fund classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents on the statements of financial condition. Cash deposited with a bank is subject to credit risk. In the event of the bank's insolvency, recovery of the Fund's cash would be limited to account insurance or other protection afforded by such deposit, which could be substantially less than the amount deposited. At December 31, 2023 and 2022, the Fund held $80,000 and $0, respectively, in cash and held no cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At December 31, 2023 and 2022, no accruals have been recorded by the Fund for indemnifications.

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

See attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Financial Statements (continued)
3. Capital Accounts (continued)
Subscriptions

Units may be purchased at a price equal to the Net Asset Value per Unit of the relevant Class as of the immediately preceding Valuation Day, as defined in the LLC Agreement. The minimum initial subscription from each investor in each Class is $10,000. Members may subscribe for additional Units in a minimum amount of not less than $5,000. Any initial or additional cash received prior to or on December 31, 2023, if any, for Fund shares related to the subsequent period is considered a subscription received in advance on December 31, 2023. The new subscription does not receive an allocation of income or expense from the Fund and is recorded as a liability on the Statement of Financial Condition as subscriptions received in advance.

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

4. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. For the years ended December 31, 2023 and 2022, the Advisory Fees allocated to the Fund by each Class of GAIT totaled $439,884 and $443,408, respectively.

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the years ended December 31, 2023 and 2022, the Sponsor Fees allocated to the Fund by each Class of GAIT totaled $244,188 and $244,840, respectively.

Class 0	Class 2

0.50%	1.25%

See attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Financial Statements (continued)
4. Fees and Related Party Transactions (continued)
Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of Members’ Capital redeemed from such class bears to the Members’ Capital of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to Graham Capital LLC. For the years ended December 31, 2023 and 2022, Incentive Allocation of $302,450 and $1,602,167, respectively were allocated to the Fund by GAIT.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

Administrator’s Fee

For the years ended December 31, 2023 and 2022, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the years ended December 31, 2023 and 2022 were $37,149 and $37,235, respectively.

Professional Fees

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the Fund’s audit, tax and legal fees (“professional fees”). The total professional fees allocated to the Fund by GAIT for years ended December 31, 2023 and 2022 were $227,392 and $172,431, respectively.

Operating Expenses

In accordance with the LLC Agreement dated May 2, 2022, GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the Fund’s investments, operations, and business (“operating expenses”). For the year ended December 31, 2023 and for the period from June 1, 2022 through December 31, 2022, GAIT reimbursed the Manager for operating expenses which were comprised of market data and technology costs associated with its assets allocated to the various Master Funds. The total operating expenses allocated to the Fund by GAIT for the year ended December 31, 2023 and for the period from June 1, 2022 through December 31, 2022 was $18,383 and $10,562, respectively.

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

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Fund identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated the Fund’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-US jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations. During the years ended December 31, 2023 and 2022, no such interest and/or penalties were assessed to the Fund.

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

7. Financial Highlights

The following is the per Unit operating performance calculation and total return for the years ended December 31, 2023 and 2022:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2021	$176.27	$125.68
Net income:
Net investment loss	(16.04)	(12.02)
Net gain on investments	64.36	45.56
Net income	48.32	33.54
Net asset value per Unit, December 31, 2022	$224.59	$159.22
Net loss:
Net investment loss	(0.77)	(1.33)
Net gain on investments	0.50	0.31
Net loss	(0.27)	(1.02)
Net asset value per Unit, December 31, 2023	$224.32	$158.20

See attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Financial Statements (continued)
7. Financial Highlights (continued)
The following represents ratios to average Members’ Capital, and total return for the years ended December 31, 2023 and 2022:

	Class 0		Class 2
	2023	2022	2023	2022

Total return before Incentive Allocation	1.02%	34.89%	0.30%	33.25%
Incentive Allocation	(1.14)	(7.48)	(0.94)	(6.56)
Total return after Incentive Allocation	(0.12)%	27.41%	(0.64)%	26.69%

Net investment income (loss) before Incentive Allocation	0.82%	(1.91)%	0.05%	(2.65)%
Incentive Allocation	(1.16)	(5.73)	(0.88)	(5.38)
Net investment loss after Incentive Allocation	(0.34)%	(7.64)%	(0.83)%	(8.03)%

Total expenses before Incentive Allocation	3.01%	2.86%	3.73%	3.61%
Incentive Allocation	1.16	5.73	0.88	5.38
Total expenses after Incentive Allocation	4.17%	8.59%	4.61%	8.99%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total Members’ Capital adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses, and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital for Class 0 and Class 2 Units of the Fund for the years ended December 31, 2023 and 2022.

8. Subsequent Events

Effective March 19, 2024, the Fund formed Class 3-A Units and Class 3-B Units, with identical fees applicable to the existing Class 0 and Class 2 Units, except that the Class 3-A Units and the Class 3-B Units have no sponsor fee and Class 3-B Units have an advisory fee of an amount equal to an aggregate annual rate of 2.00% of the Members’ Capital.

The Fund had subscriptions of approximately $0.3 million and redemptions of approximately $1.7 million from January 1, 2024 through March 28, 2024, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

See attached financial statements of Graham Alternative Investment Trading LLC.

Financial Statements Graham Alternative Investment Trading LLC Years Ended December 31, 2023 and 2022 with Report of Independent Registered Public Accounting Firm

GRAHAM ALTERNATIVE INVESTMENT TRADING LLC

40 Highland Avenue
Rowayton, CT 06853

The undersigned affirms, on behalf of Graham Alternative Investment Trading LLC, that to the best of his knowledge and belief, the information contained in the attached audited financial statements of Graham Alternative Investment Trading LLC for the years ended December 31, 2023 and 2022 is accurate and complete.

By:	Graham Capital Management, L.P., as
Sole Manager

	By:	/s/ George Schrade
George Schrade
Chief Financial Officer
March 28, 2024

Graham Alternative Investment Trading LLC

Financial Statements

Years Ended December 31, 2023 and 2022

Ernst & Young LLP 300 First Stamford Place Stamford, CT 06902-6765	Tel: +1 203 674 3000 ey.com

Report of Independent Registered Public Accounting Firm

To the Members and Manager of
Graham Alternative Investment Trading LLC

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Graham Alternative Investment Trading LLC (“GAIT”), including the condensed schedules of investments, as of December 31, 2023 and 2022, and the related statements of operations and incentive allocation, changes in members’ capital and cash flows for each of the two years in the period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of GAIT at December 31, 2023 and 2022, the results of its operations, changes in its members’ capital and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of GAIT’s management. Our responsibility is to express an opinion on GAIT’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to GAIT in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 28, 2024

A member firm of Ernst & Young Global Limited

Graham Alternative Investment Trading LLC

Statements of Financial Condition

	December 31,
	2023	2022
Assets
Investments in Master Funds, at fair value	$6,589,443	$6,078,610
Investment in Graham Cash Assets LLC, at fair value	59,261,119	58,599,019
Receivable from Master Funds	177	181
Total assets	$65,850,739	$64,677,810

Liabilities and members’ capital
Liabilities:
Redemptions payable	$644,512	$1,169,444
Accrued professional fees	186,519	132,957
Accrued advisory fees	80,684	79,343
Accrued sponsor fees	41,770	42,803
Accrued administrator’s fees	7,050	7,030
Accrued operating expenses	3,689	3,223
Payable to Master Funds	–	102
Total liabilities	964,224	1,434,902

Members’ capital:
Class 0 Units (177,924.511 and 161,081.937 units issued and outstanding at $224.32 and $224.59 per unit, respectively)	39,912,274	36,176,761
Class 2 Units (143,198.231 and 155,844.459 units issued and outstanding at $158.20 and $159.22 per unit, respectively)	22,653,277	24,813,000
Class M Units (4,671.470 units issued and outstanding at $496.83 and $482.32 per unit, respectively)	2,320,964	2,253,147
Total members’ capital	64,886,515	63,242,908
Total liabilities and members’ capital	$65,850,739	$64,677,810

See accompanying notes.

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	December 31, 2023		December 31, 2022
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$2,529,772	3.90%	$2,190,592	3.46%
Graham Derivatives Strategies LLC	850,235	1.31%	794,631	1.26%
Graham K4D Trading Ltd.	3,209,436	4.95%	3,093,387	4.89%
Total investments in Master Funds	$6,589,443	10.16%	$6,078,610	9.61%

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Operations and Incentive Allocation

	Years Ended December 31,
	2023	2022
Net gain allocated from investments in Master Funds:
Net realized gain on investments	$2,408,837	$19,231,395
Net (decrease) increase in unrealized appreciation on investments	(1,983,937)	650,760
Brokerage commissions and fees	(177,426)	(220,096)
Net gain allocated from investments in Master Funds	247,474	19,662,059

Net investment income allocated from investments in Master Funds	187,306	49,163

Investment income:
Interest income	2,338,131	549,107
Total investment income	2,338,131	549,107

Expenses:
Advisory fees	959,031	939,577
Professional fees	519,257	376,372
Sponsor fees	505,248	502,596
Administrator’s fees	83,923	81,540
Operating expenses	41,501	23,104
Interest expense	14,616	13,933
Total expenses	2,123,576	1,937,122
Net investment income (loss) of the Fund	214,555	(1,388,015)

Net income	649,335	18,323,207

Incentive allocation	(679,491)	(3,404,318)

Net (loss) income available for pro-rata allocation to all members	$(30,156)	$14,918,889

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Changes in Members’ Capital

Years Ended December 31, 2023 and 2022

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2021	185,533.074	$32,704,572	167,534.772	$21,055,621	4,671.470	$1,640,347	$55,400,540
Subscriptions	–	–	–	–	–	–	–
Redemptions	(24,451.137)	(5,262,123)	(11,690.313)	(1,814,398)	–	(3,404,318)	(10,480,839)
Incentive allocation	–	(2,076,348)	–	(1,327,970)	–	3,404,318	–
Net income	–	10,810,660	–	6,899,747	–	612,800	18,323,207
Members’ capital, December 31, 2022	161,081.937	$36,176,761	155,844.459	$24,813,000	4,671.470	$2,253,147	$63,242,908
Subscriptions	23,047.035	5,154,000	2,167.419	355,000	–	–	5,509,000
Redemptions	(6,204.461)	(1,427,728)	(14,813.647)	(2,407,509)	–	(679,491)	(4,514,728)
Incentive allocation	–	(459,293)	–	(220,198)	–	679,491	–
Net income	–	468,534	–	112,984	–	67,817	649,335
Members’ capital, December 31, 2023	177,924.511	$39,912,274	143,198.231	$22,653,277	4,671.470	$2,320,964	$64,886,515

See accompanying notes.

Graham Alternative Investment Trading LLC

 Statements of Cash Flows

	Years Ended December 31,
	2023	2022
Cash flows (used in) provided by operating activities
Net income	$649,335	$18,323,207
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net (income) allocated from investments in Master Funds	(434,780)	(19,711,222)
Net (income) allocated from investment in Graham Cash Assets LLC	(2,338,131)	(549,107)
Proceeds from sale of investments in Master Funds	67,889,237	71,652,796
Proceeds from sale of investments in Graham Cash Assets LLC	47,243,136	45,124,212
Purchase of investments in Master Funds	(67,965,388)	(53,251,099)
Purchase of investments in Graham Cash Assets LLC	(45,567,105)	(52,052,927)
Changes in assets and liabilities:
Increase in accrued professional fees	53,562	18,485
Increase in accrued advisory fees	1,341	10,384
(Decrease) increase in accrued sponsor fees	(1,033)	6,367
Increase in accrued administrator’s fees	20	876
Increase in accrued operating expenses	466	3,223
Net cash (used in) provided by operating activities	(469,340)	9,575,195

Cash flows provided by (used in) financing activities
Subscriptions	5,509,000	–
Redemptions (net of redemptions payable)	(5,039,660)	(9,575,195)
Net cash provided by (used in) financing activities	469,340	(9,575,195)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of year	–	–
Cash and cash equivalents, end of year	$–	$–

Supplemental cash flow information
Interest paid	$14,616	$13,933

See accompanying notes.

Graham Alternative Investment Trading LLC

Notes to Financial Statements

December 31, 2023

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at December 31, 2023 and 2022. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices of investments held. The Master Funds’ currency translation gains and losses are included in the statements of operations and incentive allocation within net realized gain and net (decrease) increase in unrealized appreciation on investments.

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

GAIT’s investments in the Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in the Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2023 or 2022 by GAIT, the Master Funds, or Cash Assets.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the years ended December 31, 2023 and 2022 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $8,339,776 and $0 at December 31, 2023 and 2022, respectively. Graham Commodity Strategies LLC had no derivative instruments subject to credit risk related contingent features in a net liability position at December 31, 2023 and 2022, respectively. Graham Derivatives Strategies LLC had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $4,589 and $4,554 at December 31, 2023 and 2022, respectively.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX seats and the shares of the CME Group at fair value. As of December 31, 2023 and 2022, the two NYMEX seats were valued at $240,000 and $297,500, respectively, and the 30,000 shares of CME Group were valued at $6,318,000 and $5,044,800, respectively, all of which are included within Exchange Memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Chicago Mercantile Exchange Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Mercantile Exchange (“CME”). As a result of its membership, Graham Commodity Strategies LLC owns two CME seats and 2,232 shares of the CME Group. Graham Commodity Strategies LLC’s policy is to value the CME seats and the shares of the CME Group at fair value. As of December 31, 2023 and 2022, the two CME seats were valued at $382,500 and $485,500, respectively, and the 2,232 shares of CME Group were valued at $470,059 and $375,333, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The CME seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the CME.  As a result of its membership, Graham K4D Trading Ltd. owns one CME seat and 4,085 shares of the CME Group. Graham K4D Trading Ltd.’s policy is to value the CME seat and the shares of the CME Group at fair value. As of December 31, 2023 and 2022, the CME seat was valued at $114,000 and $187,000, respectively, and the 4,085 shares of the CME Group were valued at $860,301 and $686,934, respectively, all of which are included in Exchange memberships on Graham K4D Trading Ltd.’s statement of financial condition.  The CME seat and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Chicago Board of Trade Membership

As of December 31, 2023, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns 3,265 shares of the CME Group as a result of its CBOT membership. Graham Commodity Strategies LLC’s policy is to value the CME shares at fair value. As of December 31, 2023 and 2022, the 3,265 shares of the CME Group were valued at $687,609 and $549,043 and are included in Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The CME shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham Derivatives Strategies LLC, a Master Fund in which GAIT invests, is also a member of the CBOT  under Rule 106.S and owns one B-1/Full seat (“CBOT membership”). Graham Derivatives Strategies LLC’s policy is to value the CBOT membership at fair value. As of December 31, 2023, the B-1/Full membership was valued at $309,500. The CBOT membership is considered a Level 1 asset as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is also a member of the CBOT under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat (“collectively, “CBOT memberships”). Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of December 31, 2023 and 2022, the two B-1/Full seats were valued at $619,000 and $555,000, respectively, and the B-2/Associate seat was valued at $60,000 and $55,000, all of which are included in Exchange memberships on Graham K4D Trading Ltd.’s statement of financial condition. Additionally, Graham K4D Trading Ltd. owns 970 shares of the CME Group as a result of its CBOT membership. The Graham K4D Trading Ltd.’s policy is to value the CME Group shares at fair value. As of December 31, 2023 and 2022, the 970 shares of the CME Group were valued at $204,282 and $163,115, respectively. The CBOT memberships and shares of the CME Group are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Commodity Exchange Membership

As of December 31, 2023, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Commodity Exchange (“COMEX”) and owns two COMEX seats. Graham Commodity Strategies LLC’s policy is to value the COMEX seats at fair value. As of December 31, 2023 and 2022, the two COMEX seats were valued at $164,500 and $150,000 in total and is included in Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The COMEX seats are considered Level 1 assets as described in the Fair Value section of Note 2.

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

Cash and Cash Equivalents

GAIT classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents. Cash deposited with a bank is subject to credit risk. In the event of the bank's insolvency, recovery of GAIT’s cash would be limited to account insurance or other protection afforded by such deposit. At December 31, 2023 and 2022, GAIT did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At December 31, 2023 and 2022, no accruals have been recorded by GAIT for indemnifications.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds

As of December 31, 2023 and 2022, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management fees or incentive allocation, and all offer monthly subscriptions and redemptions.

December 31, 2023
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss)

Global Macro Funds
Graham Commodity Strategies LLC	3.90%	$2,529,772	$2,988,752
Graham Derivatives Strategies LLC	1.31%	850,235	(1,199,738)

Systematic Macro Funds
Graham K4D Trading Ltd.	4.95%	3,209,436	(1,354,234)
	10.16%	$6,589,443	$434,780

December 31, 2022
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income

Global Macro Funds
Graham Commodity Strategies LLC	3.46%	$2,190,592	$9,542,437
Graham Derivatives Strategies LLC	1.26%	794,631	4,262,773

Systematic Macro Funds
Graham K4D Trading Ltd.	4.89%	3,093,387	5,906,012
	9.61%	$6,078,610	$19,711,222

The following table summarizes the financial position of each Master Fund as of December 31, 2023:

	Graham Commodity Strategies LLC (Delaware)	Graham Derivatives Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$67,777,624	$8,226,511	$55,367,914
Derivative financial instruments, at fair value	3,978,730	17,283,720	–
Fixed income securities owned, at fair value	–	–	17,871,161
Exchange memberships, at fair value	8,262,668	309,500	1,857,583
Interest receivable	191,095	30,734	193,267
Dividend receivable	130,451	–	18,577
Total assets	80,340,568	25,850,465	75,308,502

Liabilities:
Derivative financial instruments, at fair value	–	–	19,078,924
Interest payable	12,034	4,841	95,578
Total liabilities	12,034	4,841	19,174,502
Members’ Capital / Net Assets	$80,328,534	$25,845,624	$56,134,000

Percentage of Master Fund held by GAIT	3.15%	3.29%	5.72%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2023:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Exchange memberships (cost $3,649,411)
United States (cost $3,649,411)
Financial services (cost $3,649,411)		$8,262,668	10.29%
Total exchange memberships		$8,262,668	10.29%

Derivative financial instruments
Long contracts
Futures
Commodity		$(4,505)	(0.01)%
Foreign bond		677,960	0.84%
Foreign index		65,005	0.08%
Interest rate		29,888	0.04%
U.S. bond
U.S. 2 yr Note (CBT) March 2024	15,357	11,168,461	13.90%
U.S. 5 yr – 10 yr Note (CBT) March 2024	107	141,258	0.18%
U.S. index		205,373	0.26%
Total futures		12,283,440	15.29%

Forwards
Foreign currency		(797,157)	(0.99)%
Total forwards		(797,157)	(0.99)%

Options (cost $174,493)
Currency futures		50,504	0.06%
Foreign bond futures		12,874	0.02%
U.S. bond futures
U.S. 5 yr Note January 2024, $108.00 Put	1	10,313	0.01%
Total options		73,691	0.09%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2023:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Foreign bond		$(1,853,184)	(2.31)%
Foreign index		2,695	0.00%
Interest rate		(70,926)	(0.09)%
U.S. bond
U.S. 10 yr Note (CBT) March 2024	(2,711)	77,750	0.10%
U.S. 10 yr Ultra March 2024	(1,822)	(619,281)	(0.77)%
U.S. Long bond (CBT) March 2024	(17)	(46,438)	(0.06)%
U.S. Ultra bond (CBT) March 2024	(2,691)	(8,498,969)	(10.58)%
U.S. index		776,415	0.97%
Total futures		(10,231,938)	(12.74)%

Forwards
Foreign currency		2,693,532	3.35%
Total forwards		2,693,532	3.35%

Options (proceeds $65,573)
Currency futures		(22,321)	(0.02)%
Foreign bond futures		(14,017)	(0.02)%
U.S. bond futures
U.S. 5 yr Note January 2024, $107.50 Put	(1)	(6,500)	(0.01)%
Total options		(42,838)	(0.05)%
Total derivative financial instruments		$3,978,730	4.95%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2023:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC
Exchange memberships (cost $305,000)
United States (cost $305,000)
Financial services (cost $305,000)		$309,500	1.20%
Total exchange memberships		$309,500	1.20%

Derivative financial instruments
Long contracts
Futures
U.S. bond		$51,625	0.20%
Total futures		51,625	0.20%

Forwards
Foreign currency		(56,004)	(0.22)%
Total forwards		(56,004)	(0.22)%

Options (cost $24,320,709)
Commodity futures
Gold Future (CMX) February 2024, $2,100.00 Call	1	1,372,800	5.31%
Other commodity futures		170,470	0.66%
Currency futures
Australian dollar / U.S. dollar (Digital) February 2024, $0.70 - $0.71 Call	2	1,771,906	6.86%
Euro dollar / Japanese yen January 2024 - February 2024, $151.00 – $152.00 Put	3	1,755,256	6.79%
Euro dollar / Japanese yen (Digital) January 2024, $152.50 Put	1	744,969	2.88%
British pound / U.S. dollar (Digital) January 2024, $1.29 Call	1	876,558	3.39%
British pound / U.S. dollar January 2024, $1.29 Call	1	620,117	2.40%
U.S. dollar / Japanese yen (Digital) April 2024 - October 2024, $160.00 – $170.00 Call	2	115,800	0.45%
U.S. dollar / Japanese yen February 2024, $153.75 Call	1	5,130	0.02%
U.S. dollar / Japanese yen (Digital) March 2024, $136.00 Put	1	3,320,200	12.85%
U.S. dollar / Japanese yen (Digital) February 2024, $138.00 Put	1	1,583,373	6.13%
U.S. dollar / Japanese yen (Digital) January 2024, $140.00 Put	1	1,624,029	6.28%
U.S. dollar / Japanese yen (Digital) January 2024, $137.00 Put	1	300,651	1.16%
U.S. dollar / Japanese yen January 2024, $142.00 Put	1	1,957,039	7.57%
U.S. dollar / Japanese yen March 2024, $139.00 Put	1	1,571,700	6.08%
U.S. dollar / Mexican peso (Digital) April 2024, $16.65 Put	1	1,627,995	6.30%
U.S. dollar / Mexican peso (Digital) February 2024, $16.60 Put	1	1,117,798	4.32%
U.S. dollar / Mexican peso February 2024, $16.75 Put	1	866,850	3.35%
Other currency futures		106,233	0.42%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2023:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC (continued)
Derivative financial instruments (continued)
Long contracts (continued)
Options (continued)
U.S. index futures
S&P 500 E-mini June 2024, $5,200.00 Call	1	$1,338,638	5.18%
S&P 500 E-mini June 2024, $4,400.00 Put	1	2,036,700	7.88%
Total options		24,884,212	96.28%

Short contracts
Futures
Commodity		54,090	0.21%
Foreign bond		(9,715)	(0.04)%
U.S. bond		(280,258)	(1.08)%
Total futures		(235,883)	(0.91)%

Forwards
Foreign currency		3,984	0.02%
Total forwards		3,984	0.02%

Options (proceeds $9,527,626)
Commodity futures
Gold Future (CMX) February 2024, $2,150.00 Call	(1)	(622,050)	(2.41)%
Other commodity		(21,270)	(0.08)%
Currency futures
British pound / U.S. dollar January 2024, $1.31 Call	(1)	(144,386)	(0.56)%
Euro / Japanese yen January 2024 - February 2024, $147.00 – $148.00 Put	(2)	(846,799)	(3.28)%
U.S. dollar / Japanese yen February 2024, $158.25 Call	(1)	(255)	(0.00)%
U.S. dollar / Japanese yen January 2024 - March 2024, $135.00 – $138.00 Put	(2)	(2,082,822)	(8.06)%
U.S. dollar / Mexican peso February 2024, $16.25 Put	(1)	(172,744)	(0.67)%
U.S. index futures
S&P 500 E-mini June 2024, $5,100.00 Call	(1)	(2,225,588)	(8.61)%
S&P 500 E-mini June 2024, $4,150.00 Put	(1)	(1,248,300)	(4.83)%
Total options		(7,364,214)	(28.50)%
Total derivative financial instruments		$17,283,720	66.87%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2023:

Description	Principal Amount/ Number of Contracts/ Notional Amounts		Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Fixed income securities (cost $17,749,920)
Government Bonds (cost $17,749,920)
United States (cost $17,749,920)
U.S. Treasury Bills 0.00% due 02/20/2024		$18,000,000	$17,871,161	31.84%
Total Government Bonds			17,871,161	31.84%
Total fixed income securities			$17,871,161	31.84%

Exchange memberships (cost $1,924,208)
United States (cost $1,924,208)
Financial services (cost $1,924,208)			$1,857,583	3.31%
Total exchange memberships			$1,857,583	3.31%

Derivative financial instruments
Long contracts
Futures
Commodity			$(2,604,370)	(4.64)%
Currency			(221,661)	(0.39)%
Foreign bond			1,513,055	2.70%
Foreign index			1,113,650	1.98%
Interest rate			680,630	1.21%
U.S. bond
U.S. Ultra bond (CBT) March 2024		12	52,891	0.09%
U.S. index			1,454,042	2.59%
Total futures			1,988,237	3.54%

Swaps (cost $1,800,380)
Interest rate			2,181,752	3.89%
Total swaps			2,181,752	3.89%

Forwards
Swiss franc / U.S. dollar 3/20/2024	₣	18,113,000	172,710	0.31%
Swiss franc / U.S. dollar 1/4/2024	₣	4,741,000	(13,931)	(0.02)%
Swiss franc / U.S. dollar 1/3/2024	₣	3,596,000	(21,089)	(0.04)%
Other foreign currency			1,706,013	3.03%
Total forwards			1,843,703	3.28%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2023:

Description	Number of Contracts/ Notional Amounts		Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity			$(2,226,656)	(3.97)%
Currency			(34,224)	(0.06)%
Foreign bond			(2,133,085)	(3.80)%
Foreign index			(523,201)	(0.93)%
Interest rate			(1,574,712)	(2.81)%
U.S. bond
U.S 2yr - 10yr Note (CBT) March 2024		(2,895)	(5,052,790)	(9.00)%
U.S. Long bond (CBT) March 2024		(4)	(596,937)	(1.06)%
U.S. index			(585,780)	(1.04)%
Total futures			(12,727,385)	(22.67)%

Swaps (proceeds $1,626,318)
Interest rate			(1,854,095)	(3.30)%
Total swaps			(1,854,095)	(3.30)%

Forwards
Swiss franc / U.S. dollar 3/20/2024	₣	(69,733,000)	(3,150,299)	(5.61)%
Swiss franc / U.S. dollar 1/4/2024	₣	(4,741,000)	(5,033)	(0.01)%
Swiss franc / U.S. dollar 1/3/2024	₣	(3,596,000)	10,015	0.02%
Other foreign currency			(7,365,819)	(13.13)%
Total forwards			(10,511,136)	(18.73)%
Total derivative financial instruments			$(19,078,924)	(33.99)%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of December 31, 2023:
	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$171,705	$54,090	$1,998,827
Commodity futures options	–	1,543,270	–
Currency futures	–	–	24,143
Exchange memberships*	8,262,668	309,500	1,857,583
Foreign bond futures	1,478,131	–	1,850,384
Foreign bond futures options	12,873	–	–
Foreign index futures	67,700	–	2,199,865
Interest rate futures	29,888	–	680,630
U.S. bond futures	11,390,249	302,531	52,891
U.S. bond futures options	10,313	–	–
U.S. index futures	981,788	–	1,454,042
U.S. index futures options	–	3,375,338	–
Total Level 1	22,405,315	5,584,729	10,118,365

Level 2:
Government bonds*	–	–	17,871,161
Foreign currency forwards	5,192,010	1,324,819	2,262,695
Currency futures options	50,504	19,965,603	–
Interest rate swap	–	–	2,213,846
Total Level 2	5,242,514	21,290,422	22,347,702
Total investment related assets	$27,647,829	$26,875,151	$32,466,067

Liabilities
Level 1:
Commodity futures	$(176,210)	$–	$(6,829,853)
Commodity futures options	–	(643,320)	–
Currency futures	–	–	(280,028)
Foreign bond futures	(2,653,355)	(9,715)	(2,470,414)
Foreign index futures	–	–	(1,609,416)
Foreign bond futures options	(14,016)	–	–
Interest rate futures	(70,926)	–	(1,574,712)
U.S. bond futures	(9,167,468)	(531,164)	(5,649,727)
U.S. bond futures options	(6,500)	–	–
U.S. index futures	–	–	(585,780)
U.S. index futures options	–	(3,473,888)	–
Total Level 1	(12,088,475)	(4,658,087)	(18,999,930)

Level 2:
Foreign currency forwards	(3,295,635)	(1,376,839)	(10,930,128)
Currency futures options	(22,321)	(3,247,005)	–
Interest rate swap	–	–	(1,886,189)
Total Level 2	(3,317,956)	(4,623,844)	(12,816,317)
Total investment related liabilities	$(15,406,431)	$(9,281,931)	$(31,816,247)

* See each Master Fund’s condensed schedule of investments for breakout of industry and geographic region.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its average quarterly notional amounts and number of contracts for the year ended December 31, 2023. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at December 31, 2023 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the Master Funds’ statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional Amounts	Number of contracts	Notional amounts	Number of contracts	Derivative assets	Derivative liabilities
Commodity price
Futures	$109,702,429	807	$(15,070,036)	(182)	$171,705	$(176,210)
	109,702,429	807	(15,070,036)	(182)	171,705	(176,210)
Equity price
Futures	138,206,254	689	(134,257,335)	(1,076)	1,049,488	–
Options (a)	–	43	(1,879,741)	–	–	–
	138,206,254	732	(136,137,076)	(1,076)	1,049,488	–
Foreign currency exchange rate
Forwards	2,292,673,849	N/A	(833,459,383)	N/A	5,192,010	(3,295,635)
Options (a)	23,660,693	8	(19,168,648)	(9)	50,504	(22,321)
	2,316,334,542	8	(852,628,031)	(9)	5,242,514	(3,317,956)
Interest rate
Futures	3,089,931,876	14,725	(1,546,576,175)	(8,370)	12,898,268	(11,891,749)
Options (a)	257,574,397	7,508	(322,622,545)	(7,566)	23,186	(20,516)
	3,347,506,273	22,233	(1,869,198,720)	(15,936)	12,921,454	(11,912,265)
Total	$5,911,749,498	23,780	$(2,873,033,863)	(17,203)	$19,385,161	$(15,406,431)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Derivatives Strategies LLC based on its average quarterly notional amounts and number of contracts for the year ended December 31, 2023. The table also displays the fair value of derivative contracts held by Graham Derivatives Strategies LLC at December 31, 2023 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the Master Funds’ statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional Amounts	Number of contracts	Notional amounts	Number of contracts	Derivative assets	Derivative liabilities
Commodity price
Futures	$2,310,857	28	$(12,904,287)	(71)	$54,090	$–
Options (a)	147,135,525	1,797	(47,380,653)	(1,662)	1,543,270	(643,320)
	149,446,382	1,825	(60,284,940)	(1,733)	1,597,360	(643,320)
Equity price
Futures	84,442,167	856	(4,919,209)	(21)	–	–
Options (a)	121,976,301	2,594	(84,382,436)	(2,571)	3,375,338	(3,473,888)
	206,418,468	3,450	(89,301,645)	(2,592)	3,375,338	(3,473,888)
Foreign currency exchange rate
Forwards	245,520,127	N/A	(209,235,657)	N/A	1,324,819	(1,376,839)
Options (a)	398,135,064	14	(494,064,723)	(16)	19,965,603	(3,247,005)
	643,655,191	14	(703,300,380)	(16)	21,290,422	(4,623,844)
Interest rate
Futures	742,525,225	4,719	(332,098,974)	(2,324)	302,531	(540,879)
Options (a)	2,015,886,152	32,387	(1,864,926,242)	(32,930)	–	–
	2,758,411,377	37,106	(2,197,025,216)	(35,254)	302,531	(540,879)
Total	$3,757,931,418	42,395	$(3,049,912,181)	(39,595)	$26,565,651	$(9,281,931)

(a) Notional amounts for options are based on the delta-adjusted positions.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its average quarterly notional amounts and number of contracts for the year ended December 31, 2023. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at December 31, 2023 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the Master Funds’ statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative assets	Derivative liabilities
Commodity price
Futures	$115,852,179	1,611	$(71,609,598)	(1,507)	$1,998,827	$(6,829,853)
	115,852,179	1,611	(71,609,598)	(1,507)	1,998,827	(6,829,853)

Equity price
Futures	249,023,852	2,158	(52,531,849)	(534)	3,653,907	(2,195,196)
	249,023,852	2,158	(52,531,849)	(534)	3,653,907	(2,195,196)

Foreign currency exchange rate
Forwards	214,292,847	N/A	(386,443,669)	N/A	2,262,695	(10,930,128)
Futures	15,633,977	159	(4,036,374)	(55)	24,143	(280,028)
	229,926,824	159	(390,480,043)	(55)	2,286,838	(11,210,156)

Interest rate
Futures	201,077,632	1,043	(1,277,933,031)	(6,952)	2,583,905	(9,694,853)
Swaps	55,047,196	41	(41,168,070)	(61)	2,213,846	(1,886,189)
	256,124,828	1,084	(1,319,101,101)	(7,013)	4,797,751	(11,581,042)
Total	$850,927,683	5,012	$(1,833,722,591)	(9,109)	$12,737,323	$(31,816,247)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at December 31, 2023 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and derivative liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$19,385,161	$(15,406,431)	$3,978,730	$–	$3,978,730
Derivative liabilities	$(15,406,431)	$15,406,431	$–	$–	$–

Graham Derivatives Strategies LLC[2]
Derivative assets	$26,565,651	$(9,281,931)	$17,283,720	$–	$17,283,720
Derivative liabilities	$(9,281,931)	$9,281,931	$–	$–	$–

Graham K4D Trading Ltd.[3]
Derivative assets	$12,737,323	$(12,737,323)	$–	$–	$–
Derivative liabilities	$(31,816,247)	$12,737,323	$(19,078,924)	$19,078,924	$–

1 Net derivative asset amounts presented in the statement of financial condition are held with two counterparties. At December 31, 2023, additional collateral pledged in the amount of $67,777,624 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

2 Net derivative asset amounts presented in the statement of financial condition are held with two counterparties. At December 31, 2023, additional collateral pledged in the amount of $8,226,511 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

3 Net derivative liability amounts presented in the statements of financial condition are held with two counterparties. The Fund has pledged collateral to both of those counterparties as of December 31, 2023. At December 31, 2023, additional collateral pledged in the amount of $36,288,990 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the year ended December 31, 2023:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$3,624,482	$1,112,358	$831,176

Net realized gain (loss) on investments	125,674,866	(30,368,922)	(6,293,145)
Net decrease in unrealized appreciation on investments	(30,103,489)	(10,776,289)	(20,257,536)
Brokerage commissions and fees	(1,550,924)	(4,207,736)	(219,976)
Net gain (loss) on investments	94,020,453	(45,352,947)	(26,770,657)
Net income (loss)	$97,644,935	$(44,240,589)	$(25,939,481)

The following table shows the gains and losses on all derivative financial instruments held by the Master Funds reported in net realized gain (loss) and net decrease in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the year ended December 31, 2023:

	Graham Commodity Strategies LLC		Graham Derivatives Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain	Net decrease in unrealized appreciation on investments	Net realized loss	Net decrease in unrealized appreciation on investments	Net realized loss	Net decrease in unrealized appreciation on investments
Commodity price
Futures	$(8,978,335)	$(2,468,475)	$6,030,235	$(1,360)	$(16,460,531)	$(8,967,991)
Options	63,030	–	(2,394,885)	(460,560)	–	–
	(8,915,305)	(2,468,475)	3,635,350	(461,920)	(16,460,531)	(8,967,991)
Equity price
Futures	62,285,091	(5,031,278)	(2,931,725)	21,053	4,320,064	11,281,358
Options	(265,653)	(11,137)	9,904,053	(1,354,380)	–	–
	62,019,438	(5,042,415)	6,972,328	(1,333,327)	4,320,064	11,281,358
Foreign currency exchange rate
Forwards	(568,543)	2,079,348	(5,274,391)	(17,208)	(2,331,170)	(10,306,177)
Futures	–	–	–	–	(100,593)	(207,846)
Options	7,155,292	(2,477,823)	(3,920,166)	(6,537,628)	–	–
	6,586,749	(398,475)	(9,194,557)	(6,554,836)	(2,431,763)	(10,514,023)
Interest rate
Futures	6,297,164	(17,301,442)	(11,011,051)	(1,292,292)	6,094,139	(12,472,340)
Options	3,039,643	(6,080)	(22,708,041)	(290,206)	–	–
Swaps	–	–	–	–	(85,400)	122,749
	9,336,807	(17,307,522)	(33,719,092)	(1,582,498)	6,008,739	(12,349,591)
Total	$69,027,689	$(25,216,887)	$(32,305,971)	$(9,932,581)	$(8,563,491)	$(20,550,247)

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

*For the period from January 14, 2022 (commencement of operations) to December 31, 2022.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. GCA maintains cash and cash equivalents on deposit with major U.S. institutions, which may exceed federally insured limits. It also invests in debt obligations guaranteed by the U.S. Federal government, which generally range in maturity from one day to thirty months. GCA currently intends to hold all fixed income securities until maturity and values them at amortized cost which approximates fair value.  If GCA were forced to sell some of its securities in the open market before they mature to meet unanticipated redemption requests (whether from GAIT or other entities affiliated with the manager), the market value of the securities at such time may be below their amortized cost, causing a loss for GAIT’s investors. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT’s investment in Cash Assets at December 31, 2023 and 2022 is $59,261,119 and $58,599,019, respectively, which represents a percentage of GAIT’s Members’ Capital of 91.33% and 92.66%, respectively.

GAIT records its proportionate share of Cash Assets’ realized gains and losses and investment income and expenses on a monthly basis. For the years ended December 31, 2023 and 2022, the total amount recognized by GAIT with respect to its investment in Cash Assets was $2,338,131 and $549,107, respectively. These amounts are included in interest income in the statements of operations and incentive allocation. At December 31, 2023 and 2022, GAIT owned approximately 1.02% and 0.93%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$460,097,864	$634,147,957
Investments in fixed income securities (amortized cost $5,504,095,501 and $5,669,408,769, respectively)	5,504,095,501	5,669,408,769
Interest receivable	9,828,433	5,501,621
Total assets	5,974,021,798	6,309,058,347

Liabilities:
Due to broker	141,603,651	7,815
Total liabilities	141,603,651	7,815
Members’ capital	$5,832,418,147	$6,309,050,532

The following table summarizes the results of operations of Cash Assets for the years ended December 31, 2023 and 2022:

	2023	2022
Investment income
Interest income	$238,486,286	$60,074,914
Total investment income	238,486,286	60,074,914

Expenses:
Bank fee expense	685,142	318,543
Total expenses	685,142	318,543
Net investment income	237,801,144	59,756,371
Net income	$237,801,144	$59,756,371

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2023:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $5,504,095,501)
United States
Government Bonds (amortized cost $2,780,805,691)
U.S. Treasury bond 0.88% due 01/31/2024	$300,000,000	$299,029,261	5.13%
U.S. Treasury bond 0.13% due 02/15/2024	300,000,000	298,245,218	5.11%
U.S. Treasury bond 1.50% due 02/29/2024	300,000,000	298,357,648	5.12%
U.S. Treasury bond 0.25% due 03/15/2024	300,000,000	297,055,135	5.09%
U.S. Treasury bond 2.13% due 03/31/2024	300,000,000	297,645,754	5.10%
U.S. Treasury bond 3.75% due 04/15/2026	500,000,000	490,369,962	8.41%
U.S. Treasury bond 0.75% due 04/30/2026	500,000,000	458,866,118	7.87%
U.S. Treasury bonds 0.13% – 1.63% due 01/15/2024 – 05/15/2026	350,000,000	341,236,595	5.85%
Total Government Bonds		2,780,805,691	47.68%

Treasury Bills (amortized cost $2,723,289,810)
U.S Treasury bills 0.00% due 01/02/2024 – 05/09/2024	2,750,000,000	2,723,289,810	46.69%
Total Treasury Bills		2,723,289,810	46.69%
Total United States		5,504,095,501	94.37%
Total Investments in Fixed Income Securities		$5,504,095,501	94.37%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2022:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $5,669,408,769)
United States
Government Bonds (amortized cost $5,470,052,935)
U.S. Treasury bond 0.13% due 01/31/2023	$350,000,000	$349,565,886	5.54%
U.S. Treasury bond 0.25% due 09/30/2023	350,000,000	340,378,862	5.40%
U.S. Treasury bonds 0.13% – 1.50% due 01/15/2023 – 01/31/2024	4,850,000,000	4,780,108,187	75.76%
Total Government Bonds		5,470,052,935	86.70%

Treasury Bills (amortized cost $199,355,834)
U.S Treasury bills 0.00% due 01/10/2023 – 02/21/2023	200,000,000	199,355,834	3.16%
Total Treasury Bills		199,355,834	3.16%
Total United States		5,669,408,769	89.86%
Total Investments in Fixed Income Securities		$5,669,408,769	89.86%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
4. Graham Cash Assets LLC (continued)

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of December 31, 2023 and 2022:

	2023	2022
Assets
Level 2:
Fixed income securities
Government bonds	$2,780,805,691	$5,470,052,935
Treasury bills	2,723,289,810	199,355,834
Total fixed income securities	5,504,095,501	5,669,408,769
Total Level 2	5,504,095,501	5,669,408,769
Total assets	$5,504,095,501	$5,669,408,769

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
6. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. The Advisory Fees paid to the Manager for the years ended December 31, 2023 and 2022 were $959,031 and $939,577, respectively.

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified for the periods in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager for the years ended December 31, 2023 and 2022 were $505,248 and $502,596, respectively.

Class 0	Class 2

0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. Incentive Allocation for the years ended December 31, 2023 and 2022 were $679,491 and $3,404,318, respectively.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

Administrator’s Fee

For the years ended December 31, 2023 and 2022, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $83,923 and $81,540, respectively.

Professional Fees

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with GAIT’s audit, tax and legal fees (“professional fees”). The total professional fees incurred by GAIT for the years ended December 31, 2023 and 2022 were $519,257 and $376,372, respectively.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
6. Fees and Related Party Transactions (continued)

Operating Expenses

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the GAIT’s investments, operations, and business (“operating expenses”).  For the year ended December 31, 2023 and for the period from June 1, 2022 through December 31, 2022, GAIT reimbursed the Manager for operating expenses which were comprised of market data and technology costs associated with its assets allocated to the various Master Funds. The total operating expenses incurred by GAIT for the year ended December 31, 2023 and for the period from June 1, 2022 through December 31, 2022 was $41,501 and $23,104, respectively.

7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. GAIT identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated GAIT’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-US jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations and incentive allocation. During the years ended December 31, 2023 and 2022, no such interest and/or penalties were assessed to GAIT.

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
9. Financial Highlights

The following is the per Unit operating performance calculation for the years ended December 31, 2023 and 2022:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2021	176.27	125.68
Net income:
Net investment loss	(16.01)	(12.07)
Net gain on investments	64.33	45.61
Net income	48.32	33.54
Net asset value per Unit, December 31, 2022	$224.59	$159.22
Net loss:
Net investment loss	(0.80)	(1.35)
Net gain on investments	0.53	0.33
Net loss	(0.27)	(1.02)
Net asset value per Unit, December 31, 2023	$224.32	$158.20

The following represents ratios to average Members’ Capital, excluding the Manager, and total return for the years ended December 31, 2023 and 2022:

	Class 0		Class 2
	2023	2022	2023	2022

Total return before Incentive Allocation	1.03%	34.73%	0.32%	33.47%
Incentive Allocation	(1.15)	(7.32)	(0.96)	(6.78)
Total return after Incentive Allocation	(0.12)%	27.41%	(0.64)%	26.69%

Net investment income (loss) before Incentive Allocation	0.83%	(1.91)%	0.05%	(2.65)%
Incentive Allocation	(1.18)	(5.72)	(0.89)	(5.41)
Net investment loss after Incentive Allocation	(0.35)%	(7.63)%	(0.84)%	(8.06)%

Total expenses before Incentive Allocation	3.03%	2.85%	3.74%	3.62%
Incentive Allocation	1.18	5.72	0.89	5.41
Total expenses after Incentive Allocation	4.21%	8.57%	4.63%	9.03%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total Members’ Capital, excluding that of the Manager, adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from the Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses, and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital of GAIT, excluding that of the Manager, for the years ended December 31, 2023 and 2022.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
10. Subsequent Events

Effective March 19, 2024, the Fund formed Class 3-A Units and Class 3-B Units, with identical fees applicable to the existing Class 0 and Class 2 Units, except that the Class 3-A Units and the Class 3-B Units have no sponsor fee and Class 3-B Units have an advisory fee of an amount equal to an aggregate annual rate of 2.00% of the Members’ Capital.

GAIT had subscriptions of approximately $0.6 million and redemptions of approximately $3.3 million from January 1, 2024 through March 28, 2024, the date through which subsequent events were evaluated by management.  These amounts have not been included in the financial statements.

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

Based on their evaluation as of December 31, 2023, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Manager’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

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

Management assessed the effectiveness of the Manager’s internal control over financial reporting for the Fund as of December 31, 2023. Management based its assessment on criteria established in Internal Control – Integrated Framework issues by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. As a result of this assessment and based on the criteria in the COSO framework, management, including the principal financial and principal executive officers, has concluded that, as of December 31, 2023, the Manager’s internal control over financial reporting for the Fund was effective.

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

None

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

As described under “Item 1. Business,” the Fund pays the Manager the Sponsor Fee. For the year ended December 31, 2023, the Fund paid the Manager Sponsor Fees of $244,188.

As compensation for its services as investment manager to the Fund, the Manager is paid the Advisory Fees described under “Item 1. Business,” and may receive Incentive Allocations also as described under “Item 1. Business.” For the year ended December 31, 2023, the Fund paid the Manager Advisory Fees of $439,884 and the Manager received an Incentive Allocation of $302,450.

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

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for each of the years ended December 31, 2023 and December 31, 2022 for the audit of the Fund’s annual financial statements on Form 10‑K, review of financial statements included in the Fund’s Forms 10‑Q and other services normally provided in connection with regulatory filings or engagements were:

FEE CATEGORY	2023		2022
Audit Fees	$97,910	*	$75,774
Audit-Related Fees	–		–
Tax Fees	39,900	*	38,900
All Other Fees	–		–
TOTAL FEES	$137,810	*	$114,674

* Amount expected to be billed for 2023 services.

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

Statements of Financial Condition at December 31, 2023 and 2022
Statements of Operations for the years ended December 31, 2023 and 2022
Statements of Changes in Members’ Capital for the years ended December 31, 2023 and 2022
Statements of Cash Flows for the years ended December 31, 2023 and 2022
Notes to Financial Statements

(b)	Exhibits

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference.

Exhibit Designation	Description
* 3.1	Certificate of Formation of Graham Alternative Investment Fund I LLC
**3.1(a)	Amendment to Certificate of Formation of Graham Alternative Investment Fund I LLC
**3.2 (a)	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC dated March 28, 2013
***3.2 (b)	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC dated May 2, 2022
††3.2 (c)	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC dated March 19, 2024
† 4.1	Description of Securities
* 10.1	Form of Subscription Agreement
* 10.2	Form of Placement Agreement
****10.10	Safekeeping Account Agreement between Graham Cash Assets LLC and Bank of America, N.A.
† 31.1	Rule 13a-14(a)/15d -14(a) Certification (Certification of Principal Executive Officer)
† 31.2	Rule 13a-14(a)/15d -14(a) Certification (Certification of Principal Financial Officer)
† 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Principal Financial Officer)
† 101	INS Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
† 101.SCH	Inline XBRL Taxonomy Extension Schema Document
† 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
† 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
† 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
† 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
† 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*  Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010
** Incorporated by reference to the Fund’s Form 8-K previously filed on April 11, 2013
*** Incorporated by reference to the Fund’s Form 8-K previously filed on May 10, 2022
**** Incorporated by reference to the Fund’s Form 10/A previously filed on September 3, 2010
† Filed herewith
†† Incorporated by reference to the Fund’s Form 8-K previously filed on March 20, 2024

Item 16:	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2024	GRAHAM ALTERNATIVE INVESTMENT FUND I LLC CORE MACRO PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

		By:	/s/ Brian Douglas
Brian Douglas, Principal Executive Officer

By:	/s/ George Schrade
George Schrade, Principal Financial Officer