Form 10-Q
period 2024-03-31
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2024-05-15
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Yes ☐  No ☒
As of May 1, 2024, 133,626.039 Units of the Core Macro Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC

CORE MACRO PORTFOLIO
FORM 10-Q

PART II - Other Information			70

	Item 1.	Legal Proceedings

	Item 1A.	Risk Factors

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity

	Item 3.	Defaults Upon Senior Securities

	Item 4.	Mine Safety Disclosures

	Item 5.	Other Information

	Item 6.	Exhibits	71

EX - 31.1		Certification
EX - 31.2		Certification
EX - 32.1		Certification

Index

PART I
Item 1.	Financial Statements

Graham Alternative Investment Fund I LLC
Core Macro Portfolio

Statements of Financial Condition
	March 31, 2024 (Unaudited)	December 31, 2023 (Audited)
Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$29,448,789	$28,558,890
Redemptions receivable from Graham Alternative Investment Trading LLC	83,841	72,434
Cash and cash equivalents	25,000	80,000
Total assets	$29,557,630	$28,711,324

Liabilities and members’ capital
Liabilities:
Redemptions payable	$83,841	$72,434
Subscriptions received in advance	25,000	80,000
Total liabilities	108,841	152,434

Members’ capital:
Class 0 Units (74,004.699 and 73,902.569 units issued and outstanding at $244.32 and $224.32, respectively)	18,080,567	16,577,918
Class 2 Units (66,057.976 and 75,735.249 units issued and outstanding at $172.09 and $158.20, respectively)	11,368,222	11,980,972
Total members’ capital	29,448,789	28,558,890
Total liabilities and members’ capital	$29,557,630	$28,711,324

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Unaudited Statements of Operations

	Three Months Ended March 31,
	2024	2023
Net gain (loss) allocated from investment in Graham Alternative Investment Trading LLC:
Net realized gain on investments	$1,509,196	$281,524
Net increase (decrease) in unrealized appreciation on investments	1,011,456	(974,497)
Brokerage commissions and fees	(15,308)	(24,704)
Net gain (loss) allocated from investment in Graham Alternative Investment Trading LLC	2,505,344	(717,677)

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	355,016	191,178

Expenses:
Incentive allocation	140,776	562
Advisory fees	111,245	107,666
Sponsor fees	59,692	60,409
Professional fees	46,913	6,987
Administrator’s fee	9,288	9,103
Operating expenses	4,683	4,842
Interest expense	1,633	1,652
Total expenses	374,230	191,221
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(19,214)	(43)
Net income (loss)	$2,486,130	$(717,720)

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC
Core Macro Portfolio
Unaudited Statements of Changes in Members’ Capital
For the Three Months Ended March 31, 2024 and 2023
	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2022	70,066.654	$15,735,969	82,214.218	$13,089,872	$28,825,841
Subscriptions	–	–	781.064	125,000	125,000
Redemptions	(342.140)	(75,000)	–	–	(75,000)
Net loss	–	(376,789)	–	(340,931)	(717,720)
Members’ capital, March 31, 2023	69,724.514	$15,284,180	82,995.282	$12,873,941	$28,158,121

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2023	73,902.569	$16,577,918	75,735.249	$11,980,972	$28,558,890
Subscriptions	1,010.592	232,000	–	–	232,000
Redemptions	(908.462)	(217,432)	(9,677.273)	(1,610,799)	(1,828,231)
Net income	–	1,488,081	–	998,049	2,486,130
Members’ capital, March 31, 2024	74,004.699	$18,080,567	66,057.976	$11,368,222	$29,448,789

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC
Core Macro Portfolio

Unaudited Statements of Cash Flows
	Three Months Ended March 31,
	2024	2023
Cash flows provided by operating activities
Net income (loss)	$2,486,130	$(717,720)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (income) loss allocated from investment in Graham Alternative Investment Trading LLC	(2,486,130)	717,720
Proceeds from sale of investment in Graham Alternative Investment Trading LLC	1,816,824	519,852
Investment in Graham Alternative Investment Trading LLC	(232,000)	(125,000)
Net cash provided by operating activities	1,584,824	394,852

Cash flows used in financing activities
Subscriptions (net of subscriptions received in advance)	177,000	125,000
Redemptions (net of redemptions payable)	(1,816,824)	(519,852)
Net cash used in financing activities	(1,639,824)	(394,852)

Net change in cash and cash equivalents	(55,000)	–

Cash and cash equivalents, beginning of period	80,000	–
Cash and cash equivalents, end of period	$25,000	$–

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Unaudited Financial Statements

March 31, 2024

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

The Fund offers members Class 0 and Class 2 Units, and effective March 19, 2024, formed Class 3-A Units and Class 3-B Units (collectively the “Units”). Class 0 Units and Class 2 Units are currently issued. As of March 31, 2024, there were no subscriptions or redemptions of Class 3-A Units and Class 3-B Units. The Fund invests all of its assets dedicated to trading in Graham Alternative Investment Trading LLC (“GAIT”), a Delaware Limited Liability Company which was formed on May 18, 2006 and commenced operations on August 1, 2006. GAIT invests in various master trading vehicles (“Master Funds”) and Graham Cash Assets LLC (“Cash Assets”), all of which are managed by Graham Capital Management, L.P. (the “Advisor” or “Manager”). The Manager is the manager and the sole investment advisor of GAIT and the Fund. The Manager is registered as a Commodity Pool Operator and Commodity Trading Advisor with the CFTC and is a member of the National Futures Association. The Manager is also registered with the Securities and Exchange Commission as an investment adviser. The Fund’s Units are registered under Section 12 of the Securities Exchange Act of 1934.

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

At March 31, 2024 and December 31, 2023, the Fund owned 43.48% and 44.01%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2024 or the year ended December 31, 2023 by the Fund, GAIT, the Master Funds or Cash Assets.

Cash and Cash Equivalents

The Fund classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents on the statements of financial condition. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of the Fund’s cash would be limited to account insurance or other protection afforded by such deposit, which could be substantially less than the amount deposited. At March 31, 2024 and December 31, 2023, the Fund held $25,000 and $80,000, respectively, in cash and held no cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At March 31, 2024 and December 31, 2023, no accruals have been recorded by the Fund for indemnifications.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index

Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Unaudited Financial Statements (continued)
3. Capital Accounts

The Fund offers members Class 0 and Class 2 Units, and effective March 19, 2024, formed Class 3-A Units and Class 3-B Units. Class 0 Units and Class 2 Units are currently issued. As of March 31, 2024, there were no subscriptions or redemptions of Class 3-A Units and Class 3-B Units. The Fund may issue additional Classes in the future subject to different fees, expenses, or other terms, or invest in other investment programs or combinations of investment programs managed by the Manager.

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

4. Fees and Related Party Transactions

Advisory Fees

Class 0 and Class 2 of GAIT paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. Class 3-A and Class 3-B have an advisory fee at an aggregate annual rate of 1.50% and 2.00% of the Members’ Capital of such Class, respectively. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. For the three months ended March 31, 2024 and 2023, the Advisory Fees allocated to the Fund by Class 0 and Class 2 of GAIT totaled $111,245 and $107,666, respectively.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index

Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Unaudited Financial Statements (continued)
4. Fees and Related Party Transactions (continued)

Sponsor Fees

Class 0 and Class 2 of GAIT paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. Class 3-A and Class 3-B of GAIT have no sponsor fee. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the three months ended March 31, 2024 and 2023, the Sponsor Fees allocated to the Fund by Class 0 and Class 2 of GAIT totaled $59,692 and $60,409, respectively.

Class 0	Class 2
0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of Members’ Capital redeemed from such class bears to the Members’ Capital of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to Graham Capital LLC. For the three months ended March 31, 2024 and 2023, Incentive Allocation of $140,776 and $562, respectively were allocated to the Fund by GAIT.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

Administrator’s Fee

For the three months ended March 31, 2024 and 2023, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the three months ended March 31, 2024 and 2023 were $9,288 and $9,103, respectively.

Professional Fees

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the Fund’s audit, tax and legal fees (“professional fees”). The total professional fees allocated to the Fund by GAIT for the three months ended March 31, 2024 and 2023 were $46,913 and $6,987, respectively.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Unaudited Financial Statements (continued)
4. Fees and Related Party Transactions (continued)

Operating Expenses

In accordance with the LLC Agreement dated May 2, 2022, GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the Fund’s investments, operations, and business (“operating expenses”). For the three months ended March 31, 2024, GAIT reimbursed the Manager for operating expenses which were comprised of market data and technology costs associated with its assets allocated to the various Master Funds. The total operating expenses allocated to the Fund by GAIT for the three months ended March 31, 2024 and 2023 were $4,683 and $4,842, respectively.

5. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of the Fund’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Fund identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated the Fund’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-U.S. jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations. No such interest and/or penalties were assessed to the Fund for the three months ended March 31, 2024 and 2023.

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

See attached financial statements of Graham Alternative Investment Trading LLC.

Index

Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Unaudited Financial Statements (continued)
7. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended March 31, 2024 and 2023:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2022	$224.59	$159.22
Net loss:
Net investment income (loss)	0.19	(0.16)
Net loss on investments	(5.57)	(3.94)
Net loss	(5.38)	(4.10)
Net asset value per Unit, March 31, 2023	$219.21	$155.12

Net asset value per Unit, December 31, 2023	$224.32	$158.20
Net income:
Net investment (loss)	(0.08)	(0.18)
Net gain on investments	20.08	14.07
Net income	20.00	13.89
Net asset value per Unit, March 31, 2024	$244.32	$172.09

The following represents ratios to average Members’ Capital and total return for the three months ended March 31, 2024 and 2023:

	Class 0		Class 2
	2024	2023	2024	2023

Total return before Incentive Allocation	9.46%	(2.39)%	9.26%	(2.58)%
Incentive Allocation	(0.55)	(0.01)	(0.47)	0.00
Total return after Incentive Allocation	8.91%	(2.40)%	8.79%	(2.58)%

Net investment income (loss) before Incentive Allocation	0.49%	0.09%	0.30%	(0.10)%
Incentive Allocation	(0.53)	(0.00)	(0.41)	(0.00)
Net investment (loss) income after Incentive Allocation	(0.04)%	0.09%	(0.11)%	(0.10)%

Total expenses before Incentive Allocation	0.72%	0.57%	0.90%	0.76%
Incentive Allocation	0.53	0.00	0.41	0.00
Total expenses after Incentive Allocation	1.25%	0.57%	1.31%	0.76%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total Members’ Capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fee, and the Incentive Allocation. The net investment (loss) income and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment (loss) income, expenses, and Incentive Allocation. Net investment (loss) income and total expense ratios are computed based upon the weighted average of Members’ Capital for Class 0 and Class 2 Units of the Fund for the three months ended March 31, 2024 and 2023 and are not annualized.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Unaudited Financial Statements (continued)

8. Subsequent Events

Effective May 1, 2024, the Fund issued Class 3-B Units to members with an initial subscription of $75,000. There were no subscriptions or redemptions of Class 3-A Units as of May 15, 2024.

The Fund had subscriptions of approximately $0.1 million and redemptions of approximately $1.3 million from April 1, 2024 through May 15, 2024, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.
See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	March 31, 2024 (Unaudited)	December 31, 2023 (Audited)
Assets
Investments in Master Funds, at fair value	$6,375,306	$6,589,443
Investment in Graham Cash Assets LLC, at fair value	62,016,363	59,261,119
Receivable from Master Funds	74	177
Total assets	$68,391,743	$65,850,739

Liabilities and members’ capital
Liabilities:
Redemptions payable	$396,343	$644,512
Accrued professional fees	125,735	186,519
Accrued advisory fees	83,474	80,684
Accrued sponsor fees	42,606	41,770
Accrued administrator’s fees	7,133	7,050
Accrued operating expenses	3,438	3,689
Payable to Master Funds	131	–
Total liabilities	658,860	964,224

Members’ capital:
Class 0 Units (172,178.642 and 177,924.511 units issued and outstanding at $244.32 and $224.32 per unit, respectively)	42,066,100	39,912,274
Class 2 Units (134,307.280 and 143,198.231 units issued and outstanding at $172.09 and $158.20 per unit, respectively)	23,113,521	22,653,277
Class M Units (4,671.470 units issued and outstanding at $546.56 and $496.83 per unit, respectively)	2,553,262	2,320,964
Total members’ capital	67,732,883	64,886,515
Total liabilities and members’ capital	$68,391,743	$65,850,739

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	March 31, 2024 (Unaudited)		December 31, 2023 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$1,918,887	2.83%	$2,529,772	3.90%
Graham Derivatives Strategies LLC	1,000,941	1.48%	850,235	1.31%
Graham K4D Trading Ltd.	3,455,478	5.10%	3,209,436	4.95%
Total investments in Master Funds	$6,375,306	9.41%	$6,589,443	10.16%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended March 31,
	2024	2023
Net gain (loss) allocated from investments in Master Funds:
Net realized gain on investments	$3,448,539	$610,351
Net increase (decrease) in unrealized appreciation on investments	2,286,310	(2,152,199)
Brokerage commissions and fees	(34,758)	(54,213)
Net gain (loss) allocated from investments in Master Funds	5,700,091	(1,596,061)

Net investment income allocated from investments in Master Funds	49,615	55,765

Investment income:
Interest income	756,689	363,869
Total investment income	756,689	363,869

Expenses:
Advisory fees	243,556	227,889
Sponsor fees	125,132	122,253
Professional fees	106,420	15,314
Administrator’s fee	21,103	19,978
Operating expenses	10,637	10,627
Interest expense	3,710	3,626
Total expenses	510,558	399,687
Net investment income (loss) of the Fund	246,131	(35,818)

Net income (loss)	5,995,837	(1,576,114)

Incentive allocation	(312,502)	(132)

Net income (loss) available for pro-rata allocation to all members	$5,683,335	$(1,576,246)

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the Three Months Ended March 31, 2024 and 2023

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2022	161,081.937	$36,176,761	155,844.459	$24,813,000	4,671.470	$2,253,147	$63,242,908
Subscriptions	2,107.202	490,000	781.064	125,000	–	–	615,000
Redemptions	(908.759)	(202,115)	(280.060)	(44,820)	–	(132)	(247,067)
Incentive allocation	–	(132)	–	–	–	132	–
Net loss	–	(891,319)	–	(641,441)	–	(43,354)	(1,576,114)
Members’ capital, March 31, 2023	162,280.380	$35,573,195	156,345.463	$24,251,739	4,671.470	$2,209,793	$62,034,727

	Class 0		Class 2		Class M		Total Capital
	Units	Capital	Units	Capital	Units	Capital

Members’ capital, December 31, 2023	177,924.511	$39,912,274	143,198.231	$22,653,277	4,671.470	$2,320,964	$64,886,515
Subscriptions	1,077.459	247,000	2,005.123	323,000	–	–	570,000
Redemptions	(6,823.328)	(1,597,493)	(10,896.074)	(1,809,474)	–	(312,502)	(3,719,469)
Incentive allocation	–	(212,267)	–	(100,235)	–	312,502	–
Net income	–	3,716,586	–	2,046,953	–	232,298	5,995,837
Members’ capital, March 31, 2024	172,178.642	$42,066,100	134,307.280	$23,113,521	4,671.470	$2,553,262	$67,732,883

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Cash Flows

	Three Months Ended March 31,
	2024	2023
Cash flows provided by operating activities
Net income (loss)	$5,995,837	$(1,576,114)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (income) loss allocated from investments in Master Funds	(5,749,706)	1,540,296
Net (income) allocated from investment in Graham Cash Assets LLC	(756,689)	(363,869)
Proceeds from sale of investments in Master Funds	18,639,489	19,692,648
Proceeds from sale of investment in Graham Cash Assets LLC	11,479,664	14,816,838
Purchases of investments in Master Funds	(12,675,412)	(20,090,647)
Purchases of investment in Graham Cash Assets LLC	(13,478,219)	(13,323,978)
Changes in assets and liabilities:
Decrease in accrued professional fees	(60,784)	(40,851)
Increase (decrease) in accrued advisory fees	2,790	(2,784)
Increase (decrease) in accrued sponsor fees	836	(1,799)
Increase (decrease) in accrued administrator’s fees	83	(375)
Decrease in accrued operating expenses	(251)	(101)
Net cash provided by operating activities	3,397,638	649,264

Cash flows used in financing activities
Subscriptions	570,000	615,000
Redemptions (net of redemptions payable)	(3,967,638)	(1,264,264)
Net cash used in financing activities	(3,397,638)	(649,264)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental cash flow information
Interest paid	$3,710	$3,626

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

March 31, 2024

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at March 31, 2024 and December 31, 2023. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices of investments held. The Master Funds’ currency translation gains and losses are included in the statements of operations and incentive allocation within net realized gain and net increase (decrease) in unrealized appreciation on investments.

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

GAIT’s investments in the Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in the Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2024 or the year ended December 31, 2023 by GAIT, the Master Funds, or Cash Assets.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the three months ended March 31, 2024 and the year ended December 31, 2023 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $0 and $8,339,776 at March 31, 2024 and December 31, 2023, respectively. Graham Commodity Strategies LLC had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $3,504 and $0 at March 31, 2024 and December 31, 2023, respectively. Graham Derivatives Strategies LLC had derivative instruments subject to credit risk related contingent features in a net liability position of $0 and $4,589 at March 31, 2024 and December 31, 2023, respectively.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX seats and the shares of the CME Group at fair value. As of March 31, 2024 and December 31, 2023, the two NYMEX seats were valued at $370,000 and $240,000, respectively, and the 30,000 shares of CME Group were valued at $6,458,700 and $6,318,000, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Chicago Mercantile Exchange Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Mercantile Exchange (“CME”). As a result of its membership, Graham Commodity Strategies LLC owns two CME seats and 2,232 shares of the CME Group. Graham Commodity Strategies LLC’s policy is to value the CME seats and the shares of the CME Group at fair value. As of March 31, 2024 and December 31, 2023, the two CME seats were valued at $431,750 and $382,500, respectively, and the 2,232 shares of CME Group were valued at $480,527 and $470,059, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The CME seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the CME. As a result of its membership, Graham K4D Trading Ltd. owns one CME seat and 4,085 shares of the CME Group. Graham K4D Trading Ltd.’s policy is to value the CME seat and the shares of the CME Group at fair value. As of March 31, 2024 and December 31, 2023, the CME seat was valued at $128,750 and $114,000, respectively, and the 4,085 shares of the CME Group were valued at $879,460 and $860,301, respectively, all of which are included in Exchange memberships on Graham K4D Trading Ltd.’s statement of financial condition. The CME seat and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Chicago Board of Trade Membership

As of March 31, 2024, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns 3,265 shares of the CME Group as a result of its CBOT membership. Graham Commodity Strategies LLC’s policy is to value the CME shares at fair value. As of March 31, 2024 and December 31, 2023, the 3,265 shares of the CME Group were valued at $702,922 and $687,609, respectively, all of which are included in Exchange memberships on Graham Commodity LLC’s statement of financial condition. The CBOT membership and CME shares are considered Level 1 assets as described in the Fair Value section of Note 2.

As of March 31, 2024, Graham Derivatives Strategies LLC, a Master Fund in which GAIT invests, is also a member of the CBOT under Rule 106.S and owns one B-1/Full seat (“CBOT membership”). Graham Derivatives Strategies LLC’s policy is to value the CBOT seat at fair value. As of March 31, 2024 and December 31, 2023, the CBOT seat was valued at $332,250 and $309,500, respectively, and is included in Exchange memberships on Graham Derivatives Strategies LLC’s statement of financial condition. The CBOT membership is considered a Level 1 asset as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT, is also a member of the CBOT under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat (collectively, “CBOT memberships”). Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of March 31, 2024 and December 31, 2023, the two B-1/Full seats were valued at a total of $664,500 and $619,000, respectively, and the B-2/Associate seat was valued at $49,750 and $60,000, respectively, all of which are included in Exchange memberships on Graham K4D Trading Ltd.’s statements of financial condition. Additionally, Graham K4D Trading Ltd. owns 970 shares of the CME Group as a result of its CBOT membership. Graham K4D Trading Ltd.’s policy is to value the CME Group shares at fair value. As of March 31, 2024 and December 31, 2023, the 970 shares of the CME Group were valued at $208,831 and $204,282, respectively. The CBOT memberships and shares of the CME Group are considered Level 1 assets as described in the Fair Value section of Note 2.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Commodity Exchange Membership

As of March 31, 2024, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Commodity Exchange (“COMEX”) and owns two COMEX seats. Graham Commodity Strategies LLC’s policy is to value the COMEX seats at fair value. As of March 31, 2024 and December 31, 2023, the two COMEX seats were valued at $183,000 and $164,500 in total and is included in Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The COMEX seats are considered Level 1 assets as described in the Fair Value section of Note 2.

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

Cash and Cash Equivalents

GAIT classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents. Cash deposited with a bank is subject to credit risk. In the event of the bank's insolvency, recovery of GAIT’s cash would be limited to account insurance or other protection afforded by such deposit. At March 31, 2024 and December 31, 2023, GAIT did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At March 31, 2024 and December 31, 2023, no accruals have been recorded by GAIT for indemnifications.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds

As of March 31, 2024 and December 31, 2023, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management fees or incentive allocation, and all offer monthly subscriptions and redemptions.

March 31, 2024
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss) (three months ended March 2024)

Global Macro Funds
Graham Commodity Strategies LLC	2.83%	$1,918,887	$1,634,015
Graham Derivatives Strategies LLC	1.48%	1,000,941	(513,381)

Systematic Macro Funds
Graham K4D Trading Ltd.	5.10%	3,455,478	4,629,072
	9.41%	$6,375,306	$5,749,706

December 31, 2023
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Loss (three months ended March 2023)

Global Macro Funds
Graham Commodity Strategies LLC	3.90%	$2,529,772	$(121,521)
Graham Derivatives Strategies LLC	1.31%	850,235	(719,679)

Systematic Macro Funds
Graham K4D Trading Ltd.	4.95%	3,209,436	(699,096)
	10.16%	$6,589,443	$(1,540,296)

The following table summarizes the financial position of each Master Fund as of March 31, 2024:

	Graham Commodity Strategies LLC (Delaware)	Graham Derivatives Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Fixed income securities, at fair value (cost $15,756,436)	$–	$–	$15,847,027
Due from brokers	49,824,092	8,928,778	23,498,341
Derivative financial instruments, at fair value	491,070	20,211,787	25,430,817
Exchange memberships, at fair value	8,626,899	332,250	1,931,291
Interest receivable	244,158	94,474	161,763
Total assets	59,186,219	29,567,289	66,869,239

Liabilities:
Interest payable	16,463	25,218	97,158
Total liabilities	16,463	25,218	97,158
Members’ Capital / Net Assets	$59,169,756	$29,542,071	$66,772,081

Percentage of Master Fund held by GAIT	3.24%	3.39%	5.18%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2024:

Description	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Exchange memberships (cost $3,649,411)
United States (cost $3,649,411)
Financial services (cost $3,649,411)	$8,626,899	14.58%
Total exchange memberships	$8,626,899	14.58%

Derivative financial instruments
Long contracts
Futures
Commodity	$3,121,856	5.28%
Foreign bond	(15,238)	(0.03)%
Foreign index	191,737	0.32%
Interest rate	(79,564)	(0.13)%
U.S. bond	(1,535,727)	(2.60)%
U.S. index	(226,595)	(0.38)%
Total futures	1,456,469	2.46%

Forwards
Foreign currency	(503,200)	(0.85)%
Total forwards	(503,200)	(0.85)%

Options (cost $791,039)
Currency futures	843,255	1.42%
U.S. bond futures	34,828	0.06%
U.S. index futures	98,120	0.17%
Total options	976,203	1.65%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2024:

Description	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity	$(60,015)	(0.09)%
Foreign bond	(923,418)	(1.56)%
Foreign index	(3,820)	(0.01)%
Interest rate	24,963	0.04%
U.S. bond	(45,343)	(0.08)%
Total futures	(1,007,633)	(1.70)%

Forwards
Foreign currency	271,016	0.46%
Total forwards	271,016	0.46%

Options (proceeds $550,602)
Currency futures	(524,608)	(0.89)%
U.S. bond futures	(94,609)	(0.16)%
U.S. index futures	(82,568)	(0.14)%
Total options	(701,785)	(1.19)%
Total derivative financial instruments	$491,070	0.83%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2024:

Description	Number of Contracts /Notional Amounts		Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC
Exchange memberships (cost $305,000)
United States (cost $305,000)
Financial services (cost $305,000)			$332,250	1.12%
Total exchange memberships			$332,250	1.12%

Derivative financial instruments
Long contracts
Futures
Commodity
Gold 100 oz June 2024		89	$180,210	0.61%
WTI crude May 2024 - June 2024		268	204,640	0.69%
Other commodity			44,198	0.16%
Foreign index			944,272	3.20%
U.S. bond			39,188	0.13%
U.S. index
S&P 500 E-mini June 2024		363	172,250	0.58%
Other U.S. index			(19,300)	(0.07)%
Total futures			1,565,458	5.30%

Forwards
Chinese yuan / U.S. dollar 04/02/2024 - 04/03/2024	CH¥	1,140,703,152	(168,722)	(0.57)%
Japanese yen / U.S. dollar 04/02/2024	JP¥	16,842,509,726	(7,537)	(0.03)%
Mexican peso / U.S. dollar 04/01/2024 - 04/02/2024	Mex$	3,421,673,734	498,833	1.69%
Swiss franc / U.S. dollar 04/02/2024 - 04/03/2024	₣	77,901,370	296,310	1.00%
Other foreign currency			350,690	1.19%
Total forwards			969,574	3.28%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC (continued)
Derivative financial instruments (continued)
Long contracts (continued)
Options (cost $38,146,339)
Commodity futures
Crude oil future July 2024, $85.00 Call	1	$1,371,080	4.64%
Gold future (CMX) June 2024, $2,225.00 Call	1	2,818,610	9.54%
Gold future (CMX) June 2024, $2,300.00 Call	1	829,980	2.81%
Gold future (CMX) September 2024, $2,325.00 Call	1	5,019,600	16.99%
Currency
U.S. dollar / Chinese yuan April 2024 - May 2024, $7.27 - $7.30 Call	3	1,578,180	5.34%
U.S. dollar / Chinese yuan (Digital) September 2024, $7.50 Call	1	616,673	2.09%
U.S. dollar / Chinese yuan July 2024, $7.33 Call	1	1,552,785	5.26%
U.S. dollar / Mexican peso July 2024, $16.50 Put	1	1,751,980	5.93%
U.S. dollar / Mexican peso (Digital) May 2024, $16.40 Put	1	728,988	2.47%
U.S. dollar / Mexican peso May 2024, $16.80 Put	1	1,315,140	4.45%
U.S. dollar / Japanese yen April 2024, $150.25 Put	1	397,131	1.34%
U.S. dollar / Japanese yen April 2024 - September 2024, $149.50 - $155.00 Call	3	3,025,833	10.24%
U.S. dollar / Japanese yen (Digital) April 2024 - October 2024, $155.50 - $159.50 Call	2	861,935	2.92%
U.S. dollar / Japanese yen (erko 153.00 - 153.75) April 2024, $150.50 - $151.00 Call	2	891,105	3.02%
U.S. dollar / Swiss franc April 2024 - May 2024, $0.89 - $0.91 Put	2	1,803,279	6.10%
Other currency		368,577	1.26%
U.S. index futures
S&P 500 E-mini April 2024, $5,325.00 Call	1	1,202,863	4.07%
S&P 500 E-mini December 2024, $5,500.00 Call	1	14,630,400	49.52%
S&P 500 E-mini December 2024, $5,850.00 Call	1	6,477,000	21.92%
S&P 500 E-mini June 2024, $5,300.00 Call	1	2,753,438	9.32%
Total options		49,994,577	169.23%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2024:

Description	Notional Amounts / Number of Contracts		Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity			$(26,380)	(0.09)%
U.S. bond			(102,977)	(0.35)%
Total futures			(129,357)	(0.44)%

Forwards
Chinese yuan / U.S. dollar 04/02/2024 - 04/03/2024	CN¥	(992,732,460)	177,043	0.60%
Japanese yen / U.S. dollar 04/02/2024	JP¥	(12,035,133,026)	(26,131)	(0.09)%
Mexican peso / U.S. dollar 04/01/2024 - 04/02/2024	Mex$	(2,933,499,215)	(220,342)	(0.75)%
Swiss franc / U.S. dollar 04/02/2024 - 04/03/2024	₣	(143,965,989)	(668,565)	(2.26)%
Other foreign currencys			(583,173)	(1.97)%
Total forwards			(1,321,168)	(4.47)%

Options (proceeds $21,460,662)
Commodity futures
Crude Oil Future July 2024, $87.50 Call		(1)	(936,200)	(3.17)%
Gold Future (CMX) June 2024, $2,325.00 - $2,400.00 Call		(2)	(1,450,590)	(4.91)%
Gold Future (CMX) September 2024, $2,500.00 Call		(1)	(1,922,400)	(6.51)%
Currency
U.S. dollar / Chinese yuan May 2024 - July 2024, $7.40 - $7.45 Call		(2)	(1,111,676)	(3.76)%
U.S. dollar / Japanese yen April 2024, $148.75 Put		(1)	(181,646)	(0.61)%
U.S. dollar / Japanese yen April 2024 - September 2024, $153.50 - $160.00 Call		(3)	(1,136,193)	(3.85)%
U.S. dollar / Mexican peso May 2024 - July 2024, $16.15 - $16.50 Put		(2)	(1,390,107)	(4.71)%
U.S. dollar / Swiss franc May 2024, $0.92 Call		(1)	(275,008)	(0.93)%
U.S. index futures
S&P 500 E-mini April 2024, $5,375.00 Call		(1)	(748,563)	(2.53)%
S&P 500 E-mini December 2024, $5,650.00 Call		(1)	(11,372,851)	(38.49)%
S&P 500 E-mini December 2024, $5,750.00 Call		(1)	(8,667,750)	(29.34)%
S&P 500 E-mini June 2024, $5,400.00 Call		(1)	(1,674,313)	(5.67)%
Total options			(30,867,297)	(104.48)%
Total derivative financial instruments			$20,211,787	68.42%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2024:

Description	Principal Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Fixed income securities (cost $15,756,436)
Government Bonds (cost $15,756,436)
United States (cost $15,756,436)
U.S. Treasury bill 0.00% due 06/06/2024	$16,000,000	$15,847,027	23.73%
Total Government Bonds		15,847,027	23.73%
Total fixed income securities (cost $15,756,436)		$15,847,027	23.73%

Exchange memberships (cost $1,924,208)
United States (cost $1,924,208)
Financial services (cost $1,924,208)		$1,931,291	2.89%
Total exchange memberships		$1,931,291	2.89%

Derivative financial instruments
Long contracts
Futures
Commodity		$5,621,935	8.42%
Currency		246,378	0.37%
Foreign bond		1,495,915	2.24%
Foreign index		5,524,392	8.27%
Interest rate		(331)	(0.00)%
U.S. bond		12,500	0.02%
U.S. index		2,249,910	3.37%
Total futures		15,150,699	22.69%

Forwards
Foreign currency		(619,775)	(0.93)%
Total forwards		(619,775)	(0.93)%

Swaps (cost $3,245,570)
Interest rate		2,733,470	4.09%
Total swaps		2,733,470	4.09%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2024:

Description	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity	$(1,379,198)	(2.07)%
Currency	55,442	0.08%
Foreign bond	(135,962)	(0.20)%
Foreign index	(34,193)	(0.05)%
Interest rate	1,867,379	2.81%
U.S. bond	216,632	0.32%
U.S. index	(278,390)	(0.42)%
Total futures	311,710	0.47%

Forwards
Foreign currency	8,497,125	12.73%
Total forwards	8,497,125	12.73%

Swaps (proceeds $1,309,060)
Interest rate	(642,412)	(0.96)%
Total swaps	(642,412)	(0.96)%
Total derivative financial instruments	$25,430,817	38.09%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of March 31, 2024:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$3,218,985	$432,498	$6,453,610
Commodity futures options	–	10,039,270	–
Currency futures	–	–	312,975
Exchange memberships*	8,626,899	332,250	1,931,291
Foreign bond futures	–	–	1,509,327
Foreign index futures	191,737	944,272	5,525,751
Interest rate futures	64,460	–	1,958,650
U.S. bond futures	42,282	88,906	297,921
U.S. bond futures options	34,828	–	–
U.S. index futures	–	172,250	2,249,910
U.S. index futures options	98,120	25,063,699	–
Total Level 1	12,277,311	37,073,145	20,239,435

Level 2:
Currency options	843,255	14,891,607	–
Foreign currency forwards	3,011,636	1,819,986	8,934,523
Government bonds*	–	–	15,847,027
Interest rate swaps	–	–	3,603,880
Total Level 2	3,854,891	16,711,593	28,385,430
Total investment related assets	$16,132,202	$53,784,738	$48,624,865

Liabilities
Level 1:
Commodity futures	$(157,144)	$(29,830)	$(2,210,873)
Commodity futures options	–	(4,309,190)	–
Currency futures	–	–	(11,155)
Foreign bond futures	(938,656)	–	(149,374)
Foreign index futures	(3,820)	–	(35,552)
Interest rate futures	(119,061)	–	(91,602)
U.S. bond futures	(1,623,352)	(152,695)	(68,789)
U.S. bond futures options	(94,609)	–	–
U.S. index futures	(226,595)	(19,300)	(278,390)
U.S. index futures options	(82,568)	(22,463,475)	–
Total Level 1	(3,245,805)	(26,974,490)	(2,845,735)

Level 2:
Currency options	(524,608)	(4,094,631)	–
Foreign currency forwards	(3,243,820)	(2,171,580)	(1,057,173)
Interest rate swaps	–	–	(1,512,822)
Total Level 2	(3,768,428)	(6,266,211)	(2,569,995)
Total investment related liabilities	$(7,014,233)	$(33,240,701)	$(5,415,730)

* See each Master Fund’s condensed schedule of investments for breakout of industry and geographic region.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its quarterly notional amounts and number of contracts for the three months ended March 31, 2024. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at March 31, 2024 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$160,380,371	1,160	$(5,959,760)	(59)	$3,218,985	$(157,144)
	160,380,371	1,160	(5,959,760)	(59)	3,218,985	(157,144)

Equity price
Futures	316,849,034	1,251	(1,153,900)	(22)	191,737	(230,415)
Options (a)	10,884,495	496	(12,564,344)	(903)	98,120	(82,568)
	327,733,529	1,747	(13,718,244)	(925)	289,857	(312,983)
Foreign currency exchange rate
Forwards	1,115,618,068	N/A	(1,361,481,035)	N/A	3,011,636	(3,243,820)
Options (a)	54,131,707	32	(44,119,956)	(23)	843,255	(524,608)
	1,169,749,775	32	(1,405,600,991)	(23)	3,854,891	(3,768,428)

Interest rate
Futures	2,744,729,284	13,328	(294,576,873)	(796)	106,742	(2,681,069)
Options (a)	6,638,794	365	(10,523,395)	(1,584)	34,828	(94,609)
	2,751,368,078	13,693	(305,100,268)	(2,380)	141,570	(2,775,678)
Total	$4,409,231,753	16,632	$(1,730,379,263)	(3,387)	$7,505,303	$(7,014,233)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Derivatives Strategies LLC based on its quarterly notional amounts and number of contracts for the three months ended March 31, 2024. The table also displays the fair value of derivative contracts held by Graham Derivatives Strategies LLC at March 31, 2024 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$69,606,380	628	$(10,273,180)	(95)	$432,498	$(29,830)
Options (a)	193,339,923	2,353	(93,807,632)	(2,353)	10,039,270	(4,309,190)
	262,946,303	2,981	(104,080,812)	(2,448)	10,471,768	(4,339,020)

Equity price
Futures	249,357,680	2,126	–	–	1,116,522	(19,300)
Options (a)	395,415,439	3,906	(363,852,765)	(3,906)	25,063,699	(22,463,475)
	644,773,119	6,032	(363,852,765)	(3,906)	26,180,221	(22,482,775)
Foreign currency exchange rate
Forwards	757,415,037	N/A	(837,042,724)	N/A	1,819,986	(2,171,580)
Options (a)	748,301,928	19	(416,964,051)	(13)	14,891,607	(4,094,631)
	1,505,716,965	19	(1,254,006,775)	(13)	16,711,593	(6,266,211)

Interest rate
Futures	30,729,469	257	(159,917,578)	(958)	88,906	(152,695)
	30,729,469	257	(159,917,578)	(958)	88,906	(152,695)
Total	$2,444,165,856	9,289	$(1,881,857,930)	(7,325)	$53,452,488	$(33,240,701)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its quarterly notional amounts and number of contracts for the three months ended March 31, 2024. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at March 31, 2024 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$236,727,406	2,483	$(91,630,503)	(2,372)	$6,453,610	$(2,210,873)
	236,727,406	2,483	(91,630,503)	(2,372)	6,453,610	(2,210,873)

Equity price
Futures	406,807,924	3,410	(36,113,967)	(347)	7,775,661	(313,942)
	406,807,924	3,410	(36,113,967)	(347)	7,775,661	(313,942)
Foreign currency exchange rate
Forwards	150,602,138	N/A	(610,438,187)	N/A	8,934,523	(1,057,173)
Futures	19,425,071	201	(5,209,809)	(75)	312,975	(11,155)
	170,027,209	201	(615,647,996)	(75)	9,247,498	(1,068,328)

Interest rate
Futures	233,080,748	1,537	(1,565,921,575)	(8,692)	3,765,898	(309,765)
Swaps	123,500,065	51	(122,531,731)	(47)	3,603,880	(1,512,822)
	356,580,813	1,588	(1,688,453,306)	(8,739)	7,369,778	(1,822,587)
Total	$1,170,143,352	7,682	$(2,431,845,772)	(11,533)	$30,846,547	$(5,415,730)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at March 31, 2024 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and derivative liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$7,505,303	$(7,014,233)	$491,070	$–	$491,070
Derivative liabilities	$(7,014,233)	$7,014,233	$–	$–	$–

Graham Derivatives Strategies LLC[2]
Derivative assets	$53,452,488	$(33,240,701)	$20,211,787	$–	$20,211,787
Derivative liabilities	$(33,240,701)	$33,240,701	$–	$–	$–

Graham K4D Trading Ltd.[3]
Derivative assets	$30,846,547	$(5,415,730)	$25,430,817	$–	$25,430,817
Derivative liabilities	$(5,415,730)	$5,415,730	$–	$–	$–

1 Net derivative asset amounts presented in the statements of financial condition are held with two counterparties. At March 31, 2024, additional collateral pledged in the amount of $49,824,092 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

2 Net derivative asset amounts presented in the statements of financial condition are held with two counterparties. At March 31, 2024, additional collateral pledged in the amount of $8,928,778 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

3 Net derivative asset amounts presented in the statements of financial condition are held with two counterparties. At March 31, 2024, additional collateral pledged in the amount of $23,498,341 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended March 31, 2024:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$858,869	$259,387	$230,941

Net realized gain (loss) on investments	51,094,605	(14,666,218)	43,897,498
Net (decrease) increase in unrealized appreciation on investments	(2,268,369)	759,986	42,815,316
Brokerage commissions and fees	(169,453)	(733,674)	(71,108)
Net gain (loss) on investments	48,656,783	(14,639,906)	86,641,706
Net income (loss)	$49,515,652	$(14,380,519)	$86,872,647

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the gains and losses on all derivative instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended March 31, 2024:

	Graham Commodity Strategies LLC		Graham Derivatives Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain	Net decrease in unrealized appreciation on investments	Net realized loss	Net increase in unrealized appreciation on investments	Net realized gain	Net increase in unrealized appreciation on investments
Commodity price
Futures	$1,858,991	$3,066,344	$2,875,368	$348,580	$14,878,092	$9,073,763
Options	880	–	1,822,784	1,331,536	–	–
	1,859,871	3,066,344	4,698,152	1,680,116	14,878,092	9,073,763
Equity price
Futures	20,337,053	(1,088,163)	4,505,154	1,097,222	37,300,430	6,003,007
Options	93,678	(9,650)	(2,140,763)	964,740	–	–
	20,430,731	(1,097,813)	2,364,391	2,061,962	37,300,430	6,003,007
Foreign currency exchange rate
Forwards	(2,356,686)	(2,128,559)	4,483,738	(299,574)	(3,171,972)	16,544,783
Futures	–	–	–	–	13,904	557,704
Options	250,287	78,819	(18,406,256)	(2,581,588)	–	–
	(2,106,399)	(2,049,740)	(13,922,518)	(2,881,162)	(3,158,068)	17,102,487
Interest rate
Futures	17,482,537	(3,580,847)	(8,029,546)	174,557	(5,766,461)	10,567,083
Options	44,682	42,879	1,945,259	–	–	–
Swaps	–	–	–	–	146,306	953
	17,527,219	(3,537,968)	(6,084,287)	174,557	(5,620,155)	10,568,036
Total	$37,711,422	$(3,619,177)	$(12,944,262)	$1,035,473	$43,400,299	$42,747,293

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2023:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Exchange memberships (cost $3,649,411)
United States (cost $3,649,411)
Financial services (cost $3,649,411)		$8,262,668	10.29%
Total exchange memberships		$8,262,668	10.29%

Derivative financial instruments
Long contracts
Futures
Commodity		$(4,505)	(0.01)%
Foreign bond		677,960	0.84%
Foreign index		65,005	0.08%
Interest rate		29,888	0.04%
U.S. bond
U.S. 2 yr Note (CBT) March 2024	15,357	11,168,461	13.90%
U.S. 5 yr – 10 yr Note (CBT) March 2024	107	141,258	0.18%
U.S. index		205,373	0.26%
Total futures		12,283,440	15.29%

Forwards
Foreign currency		(797,157)	(0.99)%
Total forwards		(797,157)	(0.99)%

Options (cost $174,493)
Currency futures		50,504	0.06%
Foreign bond futures		12,874	0.02%
U.S. bond futures
U.S. 5 yr Note January 2024, $108.00 Put	1	10,313	0.01%
Total options		$73,691	0.09%

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. Cash Assets maintains cash and cash equivalents on deposit with major U.S. institutions, which may exceed federally insured limits. It also invests in debt obligations guaranteed by the U.S. Federal government, which generally range in maturity from one day to thirty months. Cash Assets  currently intends to hold all fixed income securities until maturity and values them at amortized cost which approximates fair value.  If Cash Assets were forced to sell some of its securities in the open market before they mature to meet unanticipated redemption requests (whether from GAIT or other entities affiliated with the Manager), the market value of the securities at such time may be below their amortized cost, causing a loss for GAIT’s investors. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT’s investment in Cash Assets at March 31, 2024 and December 31, 2023 is $62,016,363 and $59,261,119 which represents a percentage of GAIT’s Members’ Capital of 91.56% and 91.33%, respectively.

GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis.  For the three months ended March 31, 2024 and 2023, the total amount recognized by GAIT with respect to its investment in Cash Assets was $756,689 and $363,869, respectively.  These amounts are included in interest income in the statements of operations and incentive allocation. At March 31, 2024 and December 31, 2023, GAIT owned approximately 0.91% and 1.02%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$336,940,119	$460,097,864
Investments in fixed income securities (amortized cost $6,747,232,435 and $5,504,095,501 respectively)	6,747,232,435	5,504,095,501
Interest receivable	19,936,322	9,828,433
Total assets	7,104,108,876	5,974,021,798

Liabilities:
Due to broker	294,020,288	141,603,651
Total liabilities	294,020,288	141,603,651
Members’ capital	$6,810,088,588	$5,832,418,147

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
4. Graham Cash Assets LLC (continued)

The following table summarizes the results of operations of Cash Assets for the three months ended March 31, 2024 and 2023:

	2024	2023
Investment income
Interest income	$79,115,568	$38,777,148

Expenses:
Bank fee expense	194,172	153,013
Total expenses	194,172	153,013
Net investment income	78,921,396	38,624,135
Net income	$78,921,396	$38,624,135

The following represents the condensed schedule of investments of Cash Assets as of March 31, 2024:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $6,747,232,435)
United States
Government Bonds (amortized cost $2,187,125,664)
U.S. Treasury bond 0.75% due 04/30/2026	$500,000,000	$463,264,689	6.80%
U.S. Treasury bond 0.88% due 09/30/2026	500,000,000	458,682,804	6.74%
U.S. Treasury bond 1.63% due 05/15/2026	500,000,000	473,759,964	6.96%
U.S. Treasury bond 3.75% due 04/15/2026	500,000,000	491,418,208	7.22%
U.S. Treasury bond 2.13% due 03/31/2024	300,000,000	299,999,999	4.40%
Total Government Bonds		2,187,125,664	32.12%

Treasury Bills (amortized cost $4,560,106,771)
U.S. Treasury bills 0.00% due 04/02/2024 – 08/29/2024	4,600,000,000	4,560,106,771	66.96%
Total Treasury Bills		4,560,106,771	66.96%
Total United States		6,747,232,435	99.08%
Total Investments in Fixed Income Securities		$6,747,232,435	99.08%

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

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Assets
Level 2:
Fixed income securities
Government bonds	$2,187,125,664	$2,780,805,691
Treasury bills	4,560,106,771	2,723,289,810
Total fixed income securities	6,747,232,435	5,504,095,501
Total Level 2	6,747,232,435	5,504,095,501
Total assets	$6,747,232,435	$5,504,095,501

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
5. Capital Accounts

GAIT offers members Class 0 and Class 2 Units, and effective March 19, 2024, formed Class 3-A Units and Class 3-B Units (collectively the “Units”). Class 0 Units and Class 2 Units are currently issued. As of March 31, 2024, there were no subscriptions or redemptions of Class 3-A Units and Class 3-B Units. GAIT may issue additional classes in the future subject to different fees, expenses or other terms, or invest in other investment programs or combinations of investment programs managed by the Manager. GAIT also has Management Units (“Class M units”) which are solely for the investment of the Manager.

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

6. Fees and Related Party Transactions

Advisory Fees

Class 0 and Class 2 of GAIT paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. Class 3-A and Class 3-B have an advisory fee at an aggregate annual rate of 1.50% and 2.00% of the Members’ Capital of such Class, respectively. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. Class M has no sponsor fee. The Advisory Fees paid to the Manager by Class 0 and Class 2 for the three months ended March 31, 2024 and 2023 were $243,556 and $227,889, respectively.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
6. Fees and Related Party Transactions (continued)

Sponsor Fees

Class 0 and Class 2 of GAIT paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. Class 3-A, Class 3-B and Class M of GAIT have no sponsor fee. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager by Class 0 and Class 2 for the three months ended March 31, 2024 and 2023 were $125,132 and $122,253, respectively.

Class 0	Class 2
0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. The Incentive Allocation for the three months ended March 31, 2024 and 2023 was $312,502 and $132, respectively.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

Administrator’s Fee

For the three months ended March 31, 2024 and 2023, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $21,103 and $19,978, respectively.

Professional Fees

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with GAIT’s audit, tax and legal fees (“professional fees”). The total professional fees incurred by GAIT for the three months ended March 31, 2024 and 2023 were $106,420 and $15,314, respectively.

Operating Expenses

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the GAIT’s investments, operations, and business (“operating expenses”).  For the three months ended March 31, 2024, GAIT reimbursed the Manager for operating expenses which were comprised of market data and technology costs associated with its assets allocated to the various Master Funds. The total operating expenses incurred by GAIT for the three months ended March 31, 2024 and 2023 were $10,637 and $10,627, respectively.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. GAIT identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated GAIT’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-U.S. jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations and incentive allocation. No such interest and/or penalties were assessed to GAIT for the three months ended March 31, 2024 and 2023.

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
9. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended March 31, 2024 and 2023:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2022	$224.59	$159.22
Net loss:
Net investment income (loss)	0.19	(0.16)
Net loss on investments	(5.57)	(3.94)
Net loss	(5.38)	(4.10)
Net asset value per Unit, March 31, 2023	$219.21	$155.12

Net asset value per Unit, December 31, 2023	$224.32	$158.20
Net income:
Net investment loss	(0.06)	(0.21)
Net gain on investments	20.06	14.10
Net income	20.00	13.89
Net asset value per Unit, March 31, 2024	$244.32	$172.09

The following represents ratios to average Members’ Capital, excluding the Manager, and total return for the three months ended March 31, 2024 and 2023:

	Class 0		Class 2
	2024	2023	2024	2023

Total return before Incentive Allocation	9.46%	(2.40)%	9.26%	(2.58)%
Incentive Allocation	(0.55)	(0.00)	(0.47)	0.00
Total return after Incentive Allocation	8.91%	(2.40)%	8.79%	(2.58)%

Net investment income (loss) before Incentive Allocation	0.49%	0.09%	0.30%	(0.10)%
Incentive Allocation	(0.52)	(0.00)	(0.43)	0.00
Net investment (loss) income after Incentive Allocation	(0.03)%	0.09%	(0.13)%	(0.10)%

Total expenses before Incentive Allocation	0.72%	0.57%	0.90%	0.76%
Incentive Allocation	0.52	0.00	0.43	0.00
Total expenses after Incentive Allocation	1.24%	0.57%	1.33%	0.76%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total Members’ Capital, excluding that of the Manager, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment income (loss) and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment income (loss) and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment income (loss), total expenses and Incentive Allocation. Net investment income (loss) and total expense ratios are computed based upon the weighted average of Members’ Capital of GAIT, excluding that of the Manager, for the three months ended March 31, 2024 and 2023 and have not been annualized.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
10. Subsequent Events

Effective May 1, 2024, GAIT issued Class 3-B Units to members with an initial subscription of $75,000. There were no subscriptions or redemptions of Class 3-A Units as of May 15, 2024.

GAIT had subscriptions of approximately $0.4 million and redemptions of approximately $1.7 million from April 1, 2024 through May 15, 2024, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical facts. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “continue,” “further,” “seek,” “plan,” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected, including the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2023 and in this Quarterly Report under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our annual financial statements and the notes thereto for the fiscal year ended December 31, 2023 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2024. This discussion should also be read in conjunction with “Item 1: Financial Statements”, included in this Quarterly Report on Form 10-Q.  The information contained therein is essential to, and should be read in conjunction with, the following analysis. For the purposes of this filing beginning with Item 2, the term “Fund” shall include the Core Macro Portfolio of GAIF I, GAIT, and the Master Funds in which they invest, unless the context implies otherwise. The Fund does not engage in the sale of goods or services. The Fund’s capital consists of capital contributions of the members, as increased or decreased by gains and losses from its investments in the Master Funds, interest, expenses, and redemptions. Its only assets are its investments in the Master Funds. The Master Funds do not engage in the sale of goods or services. Their assets are comprised of fixed income positions, the equity in their accounts with clearing brokers and OTC counterparties, in each case consisting of cash, open trade equity on derivatives and the net option premium paid or received. In the case of Graham Cash Assets LLC (“Cash Assets”), the assets consist of investments in debt obligations guaranteed by the U.S. Federal government, as well as cash and cash equivalents.

For the three months ended March 31, 2024, the Core Macro Portfolio’s Members’ Capital increased by $889,899 or 3.1%. The net increase in the Core Macro Portfolio was attributable to net income of $2,486,130 or 8.7% and subscriptions of $232,000 or 0.8%, offset by redemptions totaling $1,828,231 or - 6.4% for the period.

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

Index
2024 Summary

Three Months Ended March 31, 2024

For the three months ended March 31, 2024, the Core Macro Portfolio experienced a net trading gain of $2,520,652 . The trading results are attributable to the following sectors:

Agriculture / Softs	$237,594
Base Metals	7,272
Energy	316,244
Equities	1,367,964
Foreign Exchange	208,650
Long Term / Intermediate Rates	149,876
Precious Metals	161,398
Short Term Rates	71,654
$2,520,652

The Core Macro Portfolio began 2024 with a strong start, with trading gains across all sectors during Q1. Equities were the top performing sector due to long positions in U.S., Japanese, and European benchmark index futures. In commodities, gains resulted from long positions in energy, softs, and gold. Mixed long and short positions across the yield curve in the U.S. led to profits in fixed income. The portfolio also produced positive performance in currencies, mainly due to long U.S. dollar exposure versus various global counterparts, including the Swiss franc, Chinese yuan, Japanese yen, and Canadian dollar.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended March 31, 2024, Advisory Fees increased by $3,579 or 3.3%, Sponsor Fees decreased by $(717) or -1.2%, and Administrator’s Fees increased by $185 or 2.0% in the Fund over the corresponding period of the preceding year. The movements are consistent with the timing of profit and loss and capital activity during the quarter. During the same period, interest income increased by $163,838 or 85.7%. Interest was earned on free cash at an average annualized yield of 4.99% for the three months ended March 31, 2024 compared to 2.57% for the same period in 2023.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended March 31, 2024 and 2023, the Incentive Allocation was $140,776 and $562, respectively. The Incentive Allocation of $140,776 for the three months ended March 31, 2024 was the result of a net gain before Incentive Allocation. The Incentive Allocation of $562 for the three months ended March 31, 2023 was due to the Fund’s smaller proportionate ownership of GAIT during the time of GAIT’s incentive fee reversal than the time of the accrual.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of March 31, 2024 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	(0.0)%
Base Metals	46.7%
Energy	44.5%
Equities	11.3%
Foreign Exchange	24.1%
Long Term / Intermediate Rates	(152.9)%
Precious Metals	106.8%
Short Term Rates	19.5%
100.0%

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
Core Macro Portfolio
March 31, 2024	9.24%
December 31, 2023	10.04%
March 31, 2023	7.91%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through March 31, 2024, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Based on their evaluation as of March 31, 2024, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to the Fund’s internal control over financial reporting during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Index
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our 2023 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities

For the three months ended March 31, 2024, the Fund issued 1,010.592 Units in exchange for $232,000 with respect to the Core Macro Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”). The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder. All purchasers of the Units were accredited investors, as that term is defined under Rule 501 of Regulation D.

The following chart sets forth the issuance of Units of the Fund during each month of the quarter covered by this report.

Date	Total Number of Units Issued
January 1 – January 31, 2024	356.631
February 1 – February 29, 2024	433.920
March 1 – March 31, 2024	220.041
TOTAL	1,010.592

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]	(b) Average Price Paid per Unit		(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2024	-	$	‑	N/A	N/A
February 1 – February 29, 2024	10,242.570		$170.31	N/A	N/A
March 1 – March 31, 2024	343.165		$244.32	N/A	N/A
TOTAL	10,585.735		$172.71	N/A	N/A

1 Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information

During the quarter ended March 31, 2024, no officer of the Manager adopted or terminated either a Rule 10b5-1(c) trading arrangement or non-Rule 10b5-1(c) trading arrangement under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, in respect of Units of the Fund.

Index
Item 6.	Exhibits

* 3.1	Certificate of Formation of Graham Alternative Investment Fund I LLC
** 3.1 (a)	Amendment to Certificate of Formation of Graham Alternative Investment Fund I LLC
** 3.2 (a)	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC dated March 28, 2013
*** 3.2 (b)	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC dated May 2, 2022
†† 3.2 (c)	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC dated March 19, 2024
† 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Executive Officer)
† 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Financial Officer)
† 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Principal Financial Officer)
† 101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
† 101.SCH	Inline XBRL Taxonomy Extension Schema Document
† 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
† 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
† 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
† 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
† 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010

**	Incorporated by reference to the Fund’s Form 8-K previously filed on April 11, 2013

***	Incorporated by reference to the Fund’s Form 8-K previously filed on May 10, 2022

†	Filed herewith

††	Incorporated by reference to the Fund’s Form 8-K previously filed on March 20, 2024

Index
SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2024	GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
CORE MACRO PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P. its Manager

By: /s/ Brian Douglas
Brian Douglas, Principal Executive Officer

By: /s/ George Schrade
George Schrade, Principal Financial Officer