Form 10-Q
period 2025-06-30
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2025-08-12
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐  No ☒

As of August 1, 2025, 179,158.412 Units of the Core Macro Portfolio were outstanding.

Index
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC

CORE MACRO PORTFOLIO
FORM 10-Q

PART II - Other Information			84

	Item 1.	Legal Proceedings

	Item 1A.	Risk Factors

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity

	Item 3.	Defaults Upon Senior Securities

	Item 4.	Mine Safety Disclosures

	Item 5.	Other Information

	Item 6.	Exhibits	85

EX - 31.1		Certification
EX - 31.2		Certification
EX - 32.1		Certification

Index
PART I

Item 1.	Financial Statements

Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Statements of Financial Condition

	June 30, 2025 (Unaudited)	December 31, 2024 (Audited)
Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$30,600,545	$28,370,643
Redemptions receivable from Graham Alternative Investment Trading LLC	548,859	1,101,487
Cash and cash equivalents	398,310	130,000
Total assets	$31,547,714	$29,602,130

Liabilities and members’ capital
Liabilities:
Redemptions payable	$548,859	$1,101,487
Subscriptions received in advance	398,310	130,000
Total liabilities	947,169	1,231,487

Members’ capital:
Class 0 Units (74,877.184 and 70,588.714 units issued and outstanding at $241.11 and $235.13, respectively)	18,053,406	16,597,335
Class 2 Units (45,079.683 and 51,013.097 units issued and outstanding at $168.25 and $164.69, respectively)	7,584,640	8,401,324
Class 3-A Units (12,601.491 and 5,611.660 units issued and outstanding at $100.01 and $97.68, respectively)	1,260,303	548,137
Class 3-B Units (38,015.361 and 29,565.170 units issued and outstanding at $97.39 and $95.51, respectively)	3,702,196	2,823,847
Total members’ capital	30,600,545	28,370,643
Total liabilities and members’ capital	$31,547,714	$29,602,130

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Unaudited Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) gain allocated from investment in Graham Alternative Investment Trading LLC:
Net realized (loss) gain on investment	$(695,182)	$(69,527)	$282,755	$1,439,669
Net increase (decrease) in unrealized appreciation on investment	556,112	(313,915)	354,325	697,541
Brokerage commissions and fees	(25,570)	(19,954)	(49,879)	(35,262)
Net (loss) gain allocated from investment in Graham Alternative Investment Trading LLC	(164,640)	(403,396)	587,201	2,101,948

Net investment income allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	281,020	339,795	584,540	694,811

Expenses:
Advisory fees	118,751	106,390	233,359	217,635
Sponsor fees	46,180	55,032	92,775	114,724
Professional fees	39,045	56,882	101,758	103,795
Administrator’s fee	11,178	8,724	22,016	18,012
Operating expenses	5,166	4,654	9,997	9,337
Interest expense	1,648	1,620	3,277	3,253
Incentive allocation	(90)	901	20,502	141,677
Total expenses	221,878	234,203	483,684	608,433
Net investment income allocated from investment in Graham Alternative Investment Trading LLC	59,142	105,592	100,856	86,378
Net (loss) income	$(105,498)	$(297,804)	$688,057	$2,188,326

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Unaudited Statements of Changes in Members’ Capital

For the Three and Six Months Ended June 30, 2025

	Class 0 Units		Class 2 Units		Class 3-A Units		Class 3-B Units
	Units	Capital	Units	Capital	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2024	70,588.714	$16,597,335	51,013.097	$8,401,324	5,611.660	$548,137	29,565.170	$2,823,847	$28,370,643
Subscriptions	3,537.621	850,000	–	–	9,235.890	920,000	3,406.151	330,000	2,100,000
Redemptions	(893.301)	(216,097)	(5,132.067)	(863,147)	–	–	(419.639)	(40,942)	(1,120,186)
Net income	–	484,424	–	221,466	–	19,855	–	67,810	793,555
Members’ capital, March 31, 2025	73,233.034	17,715,662	45,881.030	7,759,643	14,847.550	1,487,992	32,551.682	3,180,715	30,144,012
Subscriptions	2,671.216	645,000	604.687	100,000	248.221	25,000	6,355.328	615,000	1,385,000
Redemptions	(1,027.066)	(247,633)	(1,406.034)	(239,028)	(2,494.280)	(249,458)	(891.649)	(86,850)	(822,969)
Net loss	–	(59,623)	–	(35,975)	–	(3,231)	–	(6,669)	(105,498)
Members’ capital, June 30, 2025	74,877.184	$18,053,406	45,079.683	$7,584,640	12,601.491	$1,260,303	38,015.361	$3,702,196	$30,600,545

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

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Unaudited Statements of Cash Flows

	Six Months Ended June 30,
	2025	2024
Cash flows (used in) provided by operating activities
Net income	$688,057	$2,188,326
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net income allocated from investment in Graham Alternative Investment Trading LLC	(688,057)	(2,188,326)
Proceeds from sale of investment in Graham Alternative Investment Trading LLC	2,495,783	3,482,153
Investment in Graham Alternative Investment Trading LLC	(3,485,000)	(597,000)
Net cash (used in) provided by operating activities	(989,217)	2,885,153

Cash flows provided by (used in) financing activities
Subscriptions (net of subscriptions received in advance)	3,753,310	1,602,000
Redemptions (net of redemptions payable)	(2,495,783)	(3,482,153)
Net cash provided by (used in) financing activities	1,257,527	(1,880,153)

Net change in cash and cash equivalents	268,310	1,005,000

Cash and cash equivalents, beginning of period	130,000	80,000
Cash and cash equivalents, end of period	$398,310	$1,085,000

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Unaudited Financial Statements

June 30, 2025

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

As a Series Limited Liability Company each series is legally segregated, and the assets associated with each series are held separately and accounted for in separate and distinct records from the assets of any other series of GAIF I. The debts, liabilities, obligations, and expenses incurred, contracted for or otherwise existing with respect to a particular series are enforceable against the assets of such series only, and not against the assets of GAIF I generally or any other series thereof. Further, none of the debts, liabilities, obligations, and expenses incurred, contracted for or otherwise existing with respect to GAIF I are enforceable against the assets of any other series.  As of and for the period and year ended June 30, 2025 and December 31, 2024, respectively, the Fund is the sole series of GAIF I. GAIF I has no assets and no operations outside of those of the Fund. These financial statements fairly reflect the positions, results of operations, changes in members’ capital and cash flows of the single series constituting GAIF I.

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

At June 30, 2025 and December 31, 2024, the Fund owned 44.09% and 42.76%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the six months ended June 30, 2025 or the year ended December 31, 2024 by the Fund, GAIT, the Master Funds or Cash Assets.

Cash and Cash Equivalents

The Fund classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents on the statements of financial condition. Cash deposited with a bank is subject to credit risk. In the event of the bank's insolvency, recovery of the Fund's cash would be limited to account insurance or other protection afforded by such deposit, which could be substantially less than the amount deposited. At June 30, 2025 and December 31, 2024, the Fund held $398,310 and $130,000, respectively, in cash and held no cash equivalents.

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

Graham Alternative Investment Fund I LLC
Core Macro Portfolio
Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At June 30, 2025 and December 31, 2024, no accruals have been recorded by the Fund for indemnifications.

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

Index
Graham Alternative Investment Fund I LLC
Core Macro Portfolio
Notes to Unaudited Financial Statements (continued)

4. Fees and Related Party Transactions

Advisory Fees

Class 0 and Class 2 of GAIT paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. Class 3-A and Class 3-B have an advisory fee at an aggregate annual rate of 1.50% and 2.00% of the Members’ Capital of such Class, respectively. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. For the six months ended June 30, 2025 and 2024, the Advisory Fees allocated to the Fund by Class 0, Class 2, Class 3-A and Class 3-B of GAIT totaled $233,359 and $217,635, respectively.

Sponsor Fees

Class 0 and Class 2 of GAIT paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. Class 3-A and Class 3-B of GAIT have no sponsor fee. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the six months ended June 30, 2025 and 2024, the Sponsor Fees allocated to the Fund by Class 0 and Class 2 of GAIT totaled $92,775 and $114,724, respectively.

Class 0	Class 2
0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of Members’ Capital redeemed from such class bears to the Members’ Capital of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to Graham Capital LLC. For the six months ended June 30, 2025 and 2024, Incentive Allocation of $20,502 and $141,677, respectively were allocated to the Fund by GAIT.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

Administrator’s Fees

For the six months ended June 30, 2025 and 2024, GAIT paid SEI monthly administrator’s fees based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT paid SEI for regulatory compliance services and reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the six months ended June 30, 2025 and 2024 were $22,016 and $18,012, respectively.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC
Core Macro Portfolio
Notes to Unaudited Financial Statements (continued)

4. Fees and Related Party Transactions (continued)

Professional Fees

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the Fund’s audit, tax and legal fees (“professional fees”). The total professional fees allocated to the Fund by GAIT for the six months ended June 30, 2025 and 2024 were $101,758 and $103,795, respectively.

Operating Expenses

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the Fund’s investments, operations, and business (“operating expenses”). For the six months ended June 30, 2025 and 2024, GAIT reimbursed the Manager for operating expenses which were comprised of market data and technology costs associated with its assets allocated to the various Master Funds. The total operating expenses allocated to the Fund by GAIT for the six months ended June 30, 2025 and 2024 were $9,997 and $9,337, respectively.

5. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of the Fund’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Fund identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated the Fund’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-U.S. jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations. No such interest and/or penalties were assessed to the Fund for the six months ended June 30, 2025 and 2024.

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

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC
Core Macro Portfolio
Notes to Unaudited Financial Statements (continued)

7. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended June 30, 2025 and 2024:

	Class 0	Class 2	Class 3-A	Class 3-B
Per unit operating performance
Net asset value per Unit, March 31, 2024	$244.32	$172.09	$–	$–
Initial asset value per share, May 1, 2024	–	–	–	100.00
Initial asset value per share, June 1, 2024	–	–	100.00	–
Net (loss) income:
Net investment income	1.07	0.42	0.09	0.25
Net (loss) gain on investments	(3.51)	(2.45)	0.14	(1.60)
Net (loss) income	(2.44)	(2.03)	0.23	(1.35)
Net asset value per Unit, June 30, 2024	$241.88	$170.06	$100.23	$98.65

Net asset value per Unit, March 31, 2025	$241.91	$169.13	$100.22	$97.71
Net loss:
Net investment income	0.57	0.08	0.36	0.24
Net loss on investments	(1.37)	(0.96)	(0.57)	(0.56)
Net loss	(0.80)	(0.88)	(0.21)	(0.32)
Net asset value per Unit, June 30, 2025	$241.11	$168.25	$100.01	$97.39

The following represents ratios to average Members’ Capital and total return for the three months ended June 30, 2025 and 2024:

	Class 0		Class 2		Class 3-A		Class 3-B
	2025	2024	2025	2024	2025	2024 *	2025	2024 **

Total return before Incentive Allocation	(0.33)%	(1.00)%	(0.52)%	(1.18)%	(0.21)%	0.29%	(0.32)%	(1.35)%
Incentive Allocation	0.00	0.00	0.00	0.00	0.00	(0.06)	(0.01)	0.00
Total return after Incentive Allocation	(0.33)%	(1.00)%	(0.52)%	(1.18)%	(0.21)%	0.23%	(0.33)%	(1.35)%

Net investment income before Incentive Allocation	0.23%	0.44%	0.04%	0.25%	0.36%	0.15%	0.24%	0.26%
Incentive Allocation	0.00	0.00	0.00	(0.01)	0.00	(0.06)	0.00	0.00
Net investment income after Incentive Allocation	0.23%	0.44%	0.04%	0.24%	0.36%	0.09%	0.24%	0.26%

Total expenses before Incentive Allocation	0.69%	0.75%	0.87%	0.92%	0.56%	0.23%	0.70%	0.53%
Incentive Allocation	0.00	0.00	0.00	0.01	0.00	0.06	0.00	0.00
Total expenses after Incentive Allocation	0.69%	0.75%	0.87%	0.93%	0.56%	0.29%	0.70%	0.53%

*For the period from June 1, 2024 through June 30, 2024.
**For the period from May 1, 2024 through June 30, 2024.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC
Core Macro Portfolio
Notes to Unaudited Financial Statements (continued)

7. Financial Highlights (continued)

The following is the per Unit operating performance calculation for the six months ended June 30, 2025 and 2024:

	Class 0	Class 2	Class 3-A	Class 3-B
Per unit operating performance
Net asset value per Unit, December 31, 2023	$224.32	$158.20	$–	$–
Initial asset value per share, May 1, 2024	–	–	–	100.00
Initial asset value per share, June 1, 2024	–	–	100.00	–
Net income (loss):
Net investment income	0.98	0.20	0.09	0.25
Net gain (loss) on investments	16.58	11.66	0.14	(1.60)
Net income (loss)	17.56	11.86	0.23	(1.35)
Net asset value per Unit, June 30, 2024	$241.88	$170.06	$100.23	$98.65

Net asset value per Unit, December 31, 2024	$235.13	$164.69	$97.68	$95.51
Net income:
Net investment income (loss)	1.18	0.19	0.49	(0.03)
Net gain on investments	4.80	3.37	1.84	1.91
Net income	5.98	3.56	2.33	1.88
Net asset value per Unit, June 30, 2025	$241.11	$168.25	$100.01	$97.39

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC
Core Macro Portfolio
Notes to Unaudited Financial Statements (continued)

7. Financial Highlights (continued)

The following represents ratios to average Members’ Capital and total return for the six months ended June 30, 2025 and 2024:
	Class 0		Class 2		Class 3-A		Class 3-B
	2025	2024	2025	2024	2025	2024 *	2025	2024 **

Total return before Incentive Allocation	2.54%	8.38%	2.16%	7.97%	2.80%	0.29%	2.54%	(1.35)%
Incentive Allocation	0.00	(0.55)	0.00	(0.47)	(0.41)	(0.06)	(0.58)	0.00
Total return after Incentive Allocation	2.54%	7.83%	2.16%	7.50%	2.39%	0.23%	1.96%	(1.35)%

Net investment income before Incentive Allocation	0.49%	0.94%	0.11%	0.55%	0.79%	0.15%	0.50%	0.26%
Incentive Allocation	0.00	(0.52)	0.00	(0.44)	(0.30)	(0.06)	(0.53)	0.00
Net investment income (loss) after Incentive Allocation	0.49%	0.42%	0.11%	0.11%	0.49%	0.09%	(0.03)%	0.26%

Total expenses before Incentive Allocation	1.46%	1.47%	1.80%	1.81%	1.30%	0.23%	1.47%	0.53%
Incentive Allocation	0.00	0.52	0.00	0.44	0.30	0.06	0.53	0.00
Total expenses after Incentive Allocation	1.46%	1.99%	1.80%	2.25%	1.60%	0.29%	2.00%	0.53%

*For the period from June 1, 2024 through June 30, 2024.
**For the period from May 1, 2024 through June 30, 2024.

Total return is calculated for Class 0, Class 2, Class 3-A and Class 3-B Units taken as a whole. Total return is calculated as the change in total Members’ Capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment income (loss) and total expense ratios (including Incentive Allocation) are calculated for Class 0, Class 2, Class 3-A and Class 3-B Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment income (loss), expenses, and Incentive Allocation. Net investment income (loss) and total expense ratios are computed based upon the weighted average of Members’ Capital for Class 0, Class 2, Class 3-A and Class 3-B Units of the Fund for the three and six months ended June 30, 2025 and 2024 and are not annualized.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Unaudited Financial Statements (continued)

8. Subsequent Events

The Fund had subscriptions of approximately $0.9 million and redemptions of approximately $0.1 million from July 1, 2025 through August 12, 2025, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index

Graham Alternative Investment Trading LLC

Statements of Financial Condition

	June 30, 2025 (Unaudited)	December 31, 2024 (Audited)
Assets
Investment in Graham Cash Assets LLC, at fair value	$60,599,660	$61,337,499
Investments in Master Funds, at fair value	10,157,753	7,906,644
Receivable from Master Funds	4	35
Total assets	$70,757,417	$69,244,178

Liabilities and members’ capital
Liabilities:
Redemptions payable	$1,028,673	$2,497,257
Accrued professional fees	190,396	266,875
Accrued advisory fees	87,527	87,650
Accrued sponsor fees	33,922	37,407
Accrued administrator’s fees	8,595	7,291
Accrued operating expenses	4,052	3,744
Payable to Master Funds	99	160
Total liabilities	1,353,264	2,900,384

Members’ capital:
Class 0 Units (164,226.155 and 162,734.124 units issued and outstanding at $241.11 and $235.13 per unit, respectively)	39,596,073	38,263,258
Class 2 Units (99,713.865 and 107,073.070 units issued and outstanding at $168.25 and $164.69 per unit, respectively)	16,776,781	17,633,778
Class 3-A Units (14,444.277 and 5,611.660 issued and outstanding at $100.01 and $97.68 per unit, respectively)	1,444,603	548,137
Class 3-B Units (92,448.895 and 77,520.474 units issued and outstanding at $97.39 and $95.51 per unit, respectively)	9,003,306	7,404,183
Class M Units (4,671.470 units issued and outstanding at $553.01 and $533.97 per unit, respectively)	2,583,390	2,494,438
Total members’ capital	69,404,153	66,343,794
Total liabilities and members’ capital	$70,757,417	$69,244,178

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	June 30, 2025 (Unaudited)		December 31, 2024 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$3,024,683	4.36%	$2,932,998	4.42%
Graham Derivatives Strategies LLC	2,609,413	3.76%	1,533,539	2.31%
Graham K4D Trading Ltd.	4,523,657	6.52%	3,440,107	5.19%
Total investments in Master Funds	$10,157,753	14.64%	$7,906,644	11.92%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) gain allocated from investments in Master Funds:
Net realized (loss) gain on investments	$(1,581,548)	$(178,069)	$663,141	$3,270,470
Net increase (decrease) in unrealized appreciation on investments	1,256,969	(729,027)	822,347	1,557,283
Brokerage commissions and fees	(58,220)	(46,580)	(114,249)	(81,338)
Net (loss) gain allocated from investments in Master Funds	(382,799)	(953,676)	1,371,239	4,746,415

Net investment income allocated from investments in Master Funds	39,790	33,338	87,669	82,953

Investment income:
Interest income	599,711	760,735	1,252,045	1,517,424

Expenses:
Advisory fees	261,670	239,020	517,648	482,576
Sponsor fees	102,322	120,946	205,150	246,078
Professional fees	88,869	132,981	233,237	239,401
Administrator’s fee	25,444	20,388	50,456	41,491
Operating expenses	11,757	10,862	22,901	21,499
Interest expense	3,752	3,787	7,511	7,497
Total expenses	493,814	527,984	1,036,903	1,038,542
Net investment income of the Fund	105,897	232,751	215,142	478,882

Net (loss) income	(237,112)	(687,587)	1,674,050	5,308,250

Incentive allocation	(29)	(1,090)	(48,156)	(313,592)

Net (loss) income available for pro-rata allocation to all members	$(237,141)	$(688,677)	$1,625,894	$4,994,658

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the Three and Six Months Ended June 30, 2025

	Class 0		Class 2		Class 3-A
	Units	Capital	Units	Capital	Units	Capital

Members’ capital, December 31, 2024	162,734.124	$38,263,258	107,073.070	$17,633,778	5,611.660	$548,137
Subscriptions	3,537.621	850,000	–	–	11,078.676	1,100,000
Redemptions	(2,428.954)	(587,976)	(6,092.658)	(1,024,706)	–	–
Incentive allocation	–	–	–	–	–	(4,375)
Net income	–	1,109,628	–	469,230	–	28,910
Members’ capital, March 31, 2025	163,842.791	39,634,910	100,980.412	17,078,302	16,690.336	1,672,672
Subscriptions	3,075.727	741,250	604.687	100,000	248.221	25,000
Redemptions	(2,692.363)	(649,148)	(1,871.234)	(317,298)	(2,494.280)	(249,458)
Incentive allocation	–	–	–	–	–	–
Net loss	–	(130,939)	–	(84,223)	–	(3,611)
Members’ capital, June 30, 2025	164,226.155	$39,596,073	99,713.865	$16,776,781	14,444.277	$1,444,603

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital (continued)

For the Three and Six Months Ended June 30, 2025

	Class 3-B		Class M		Total Members’
	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2024	77,520.474	$7,404,183	4,671.470	$2,494,438	$66,343,794
Subscriptions	6,544.830	635,000	–	–	2,585,000
Redemptions	(419.639)	(40,942)	–	(48,127)	(1,701,751)
Incentive allocation	–	(43,752)	–	48,127	–
Net income	–	218,761	–	84,633	1,911,162
Members’ capital, March 31, 2025	83,645.665	8,173,250	4,671.470	2,579,071	69,138,205
Subscriptions	10,326.326	1,000,000	–	–	1,866,250
Redemptions	(1,523.096)	(147,257)	–	(29)	(1,363,190)
Incentive allocation	–	(29)	–	29	–
Net (loss) income	–	(22,658)	–	4,319	(237,112)
Members’ capital, June 30, 2025	92,448.895	$9,003,306	4,671.470	$2,583,390	$69,404,153

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

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital (continued)

For the Three and Six Months Ended June 30, 2024

	Class 3-B		Class M		Total Members’
	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2023	–	$–	4,671.470	$2,320,964	$64,886,515
Subscriptions	–	–	–	–	570,000
Redemptions	–	–	–	(312,502)	(3,719,469)
Incentive allocation	–	–	–	312,502	–
Net income	–	–	–	232,298	5,995,837
Members’ capital, March 31, 2024	–	–	4,671.470	2,553,262	67,732,883
Initial subscription, May 1, 2024	750.000	75,000	–	–	75,000
Initial subscription, June 1, 2024	–	–	–	–	75,000
Subscriptions	1,524.212	150,000	–	–	669,000
Redemptions	–	–	–	(1,090)	(2,173,773)
Incentive allocation	–	–	–	1,090	–
Net loss	–	(642)	–	(12,907)	(687,587)
Members’ capital, June 30, 2024	2,274.212	$224,358	4,671.470	$2,540,355	$65,690,523

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Cash Flows

	Six Months Ended June 30,
	2025	2024
Cash flows provided by operating activities
Net income	$1,674,050	$5,308,250
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) allocated from investments in Master Funds	(1,408,867)	(4,829,368)
Net (income) allocated from investment in Graham Cash Assets LLC	(1,302,086)	(1,517,424)
Proceeds from sale of investments in Master Funds	40,436,324	34,753,212
Proceeds from sale of investment in Graham Cash Assets LLC	33,454,353	23,460,739
Purchases of investments in Master Funds	(41,278,596)	(29,334,899)
Purchases of investment in Graham Cash Assets LLC	(31,414,428)	(22,622,874)
Changes in assets and liabilities:
(Decrease) in accrued professional fees	(76,479)	(63,703)
(Decrease) in accrued advisory fees	(123)	(2,804)
(Decrease) in accrued sponsor fees	(3,485)	(2,613)
Increase (decrease) in accrued administrator’s fees	1,304	(370)
Increase (decrease) in accrued operating expenses	308	(482)
Net cash provided by operating activities	82,275	5,147,664

Cash flows used in financing activities
Subscriptions	4,451,250	1,389,000
Redemptions (net of redemptions payable)	(4,533,525)	(6,536,664)
Net cash used in financing activities	(82,275)	(5,147,664)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental cash flow information
Interest paid	$7,511	$7,497

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

June 30, 2025

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at June 30, 2025 and December 31, 2024. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices of investments held. The Master Funds’ currency translation gains and losses are included in the statements of operations and incentive allocation within net realized (loss) gain and net increase (decrease) in unrealized appreciation on investments.

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

GAIT’s investments in the Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in the Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the six months ended June 30, 2025 or the year ended December 31, 2024 by GAIT, the Master Funds, or Cash Assets.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the six months ended June 30, 2025 and the year ended December 31, 2024 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had no derivative instruments subject to credit risk related contingent features in a net liability position at June 30, 2025 and December 31, 2024, respectively. Graham Commodity Strategies LLC had no derivative instruments subject to credit risk related contingent features in a net liability position at June 30, 2025 and December 31, 2024, respectively. Graham Derivatives Strategies LLC had no derivative instruments subject to credit risk related contingent features in a net liability position at June 30, 2025 and December 31, 2024, respectively.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX seats and the shares of the CME Group at fair value. As of June 30, 2025 and December 31, 2024, the two NYMEX seats were valued at $340,000 and $315,000, respectively, and the 30,000 shares of CME Group were valued at $8,268,600 and $6,966,900, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Chicago Mercantile Exchange Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Mercantile Exchange (“CME”). As a result of its membership, Graham Commodity Strategies LLC owns two CME seats and 2,232 shares of the CME Group. Graham Commodity Strategies LLC’s policy is to value the CME seats and the shares of the CME Group at fair value. As of June 30, 2025 and December 31, 2024, the two CME seats were valued at $1,013,000 and $596,000, respectively, and the 2,232 shares of CME Group were valued at $615,184 and $518,337, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The CME seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the CME. As a result of its membership, Graham K4D Trading Ltd. owns one CME seat and 4,085 shares of the CME Group. Graham K4D Trading Ltd.’s policy is to value the CME seat and the shares of the CME Group at fair value. As of June 30, 2025 and December 31, 2024, the CME seat was valued at $313,000 and $160,000, respectively, and the 4,085 shares of the CME Group were valued at $1,125,908 and $948,660, respectively, all of which are included in Exchange memberships on Graham K4D Trading Ltd.’s statement of financial condition. The CME seat and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Chicago Board of Trade Membership

As of June 30, 2025, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns 3,265 shares of the CME Group as a result of its CBOT membership. Graham Commodity Strategies LLC’s policy is to value the CME shares at fair value. As of June 30, 2025 and December 31, 2024, the 3,265 shares of the CME Group were valued at $899,899 and $758,231, respectively, and are included in Exchange memberships on Graham Commodity LLC’s statement of financial condition. The CME shares are considered Level 1 assets as described in the Fair Value section of Note 2.

As of June 30, 2025, Graham Derivatives Strategies LLC, a Master Fund in which GAIT invests, is also a member of the CBOT under Rule 106.S and owns one B-1/Full seat (“CBOT membership”). Graham Derivatives Strategies LLC’s policy is to value the CBOT seat at fair value. As of June 30, 2025 and December 31, 2024, the CBOT seat was valued at $475,500 and $379,000, respectively, and is included in Exchange memberships on Graham Derivatives Strategies LLC’s statement of financial condition. The CBOT membership is considered a Level 1 asset as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT, is also a member of the CBOT under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat (collectively, “CBOT memberships”). Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of June 30, 2025 and December 31, 2024, the two B-1/Full seats were valued at a total of $951,000 and $758,000, respectively, and the B-2/Associate seat was valued at $110,000 and $91,500, respectively, all of which are included in Exchange memberships on Graham K4D Trading Ltd.’s statements of financial condition. Additionally, Graham K4D Trading Ltd. owns 970 shares of the CME Group as a result of its CBOT membership. Graham K4D Trading Ltd.’s policy is to value the CME Group shares at fair value. As of June 30, 2025 and December 31, 2024, the 970 shares of the CME Group were valued at $267,351 and $225,263, respectively. The CBOT memberships and shares of the CME Group are considered Level 1 assets as described in the Fair Value section of Note 2.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Commodity Exchange Membership

As of June 30, 2025, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Commodity Exchange (“COMEX”) and owns two COMEX seats. Graham Commodity Strategies LLC’s policy is to value the COMEX seats at fair value. As of June 30, 2025 and December 31, 2024, the two COMEX seats were valued at $240,000 and $172,000 in total and is included in Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The COMEX seats are considered Level 1 assets as described in the Fair Value section of Note 2.

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

Cash and Cash Equivalents

GAIT classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents. Cash deposited with a bank is subject to credit risk. In the event of the bank's insolvency, recovery of GAIT’s cash would be limited to account insurance or other protection afforded by such deposit. At June 30, 2025 and December 31, 2024, GAIT did not have any cash or cash equivalents.

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At June 30, 2025 and December 31, 2024, no accruals have been recorded by GAIT for indemnifications.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds

As of June 30, 2025 and December 31, 2024, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management fees or incentive allocation, and all offer monthly subscriptions and redemptions.

June 30, 2025
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss) (six months ended June 2025)

Global Macro Funds
Graham Commodity Strategies LLC	4.36%	$3,024,683	$2,905,746
Graham Derivatives Strategies LLC	3.76%	2,609,413	899,204

Systematic Macro Funds
Graham K4D Trading Ltd.	6.52%	4,523,657	(2,396,083)
	14.64%	$10,157,753	$1,408,867

December 31, 2024
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss) (six months ended June 2024)

Global Macro Funds
Graham Commodity Strategies LLC	4.42%	$2,932,998	$1,855,182
Graham Derivatives Strategies LLC	2.31%	1,533,539	(964,462)

Systematic Macro Funds
Graham K4D Trading Ltd.	5.19%	3,440,107	3,938,648
	11.92%	$7,906,644	$4,829,368

The following table summarizes the financial position of each Master Fund as of June 30, 2025:

	Graham Commodity Strategies LLC (Delaware)	Graham Derivatives Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Fixed income securities, at fair value (cost $15,666,759)	$–	$–	$15,957,437
Due from brokers	88,574,946	26,934,397	94,014,589
Derivative financial instruments, at fair value	14,821,457	56,117,930	7,699,839
Exchange memberships, at fair value	11,376,683	475,500	2,767,259
Interest receivable	137,310	74,401	164,570
Total assets	114,910,396	83,602,228	120,603,694

Liabilities:
Derivative financial instruments, at fair value	–	537,096	–
Due to brokers	–	–	–
Interest payable	7,158	13,820	101,043
Total liabilities	7,158	550,916	101,043
Members’ Capital / Net Assets	$114,903,238	$83,051,312	$120,502,651

Percentage of Master Fund held by GAIT	2.63%	3.14%	3.75%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2025:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Exchange memberships (cost $3,649,411)
United States (cost $3,649,411)
Financial services (cost $3,649,411)		$11,376,683	9.90%
Total exchange memberships		$11,376,683	9.90%

Derivative financial instruments
Long contracts
Futures
Commodity		$(4,211,970)	(3.66)%
Foreign bond		(434,160)	(0.38)%
Foreign index		2,973,735	2.59%
Interest rate		360,523	0.31%
U.S. bond
U.S. 2 yr - 10 yr Note (CBT) September 2025	12,136	5,722,594	4.98%
U.S. 5 yr Note (CBT) September 2025	15,105	11,686,648	10.17%
U.S. index		780,345	0.68%
Total futures		16,877,715	14.69%

Forwards
Foreign currency		4,325,246	3.76%
Total forwards		4,325,246	3.76%

Options (cost $4,846,340)
Commodity futures		158,930	0.14%
Currency futures		3,048,651	2.66%
Interest rate futures		242,077	0.21%
U.S. bond futures
U.S. 5 yr Note Friday Week1 July 2025, $109.00 Call	1	16,313	0.01%
U.S. 5 yr – 10 yr Future August 2025, $109.00 - $114.00 Call	3	233,000	0.20%
U.S. 5 yr Note Friday Week1 July 2025, $108.00 Put	1	2,828	0.00%
U.S. index futures		295,460	0.26%
Total options		3,997,259	3.48%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2025:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$77,490	0.07%
Foreign bond		1,646,440	1.43%
Foreign index		(478,922)	(0.42)%
Interest rate		(3,375)	(0.00)%
U.S. bond
U.S. Ultra Bond (CBT) September 2025	(3,472)	(8,376,656)	(7.29)%
U.S. index		(3,650)	(0.00)%
Total futures		(7,138,673)	(6.21)%

Forwards
Foreign currency		(646,146)	(0.56)%
Total forwards		(646,146)	(0.56)%

Options (proceeds $3,782,691)
Commodity futures		(98,460)	(0.09)%
Currency futures		(1,797,695)	(1.56)%
Interest rate futures		(286,926)	(0.25)%
U.S. bond futures
U.S. 5 yr - 10 yr Future August 2025, $110.00 - $113.00 Call	(2)	(158,805)	(0.14)%
U.S. 5 yr Note Friday Week1 July 2025, $109.50 Call	(1)	(9,063)	(0.01)%
U.S. 5 yr Note Tuesday Week1 July 2025, $108.00 Put	(1)	(362)	(0.00)%
U.S. index futures		(242,633)	(0.21)%
Total options		(2,593,944)	(2.26)%
Total derivative financial instruments		$14,821,457	12.90%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2025:

Description	Number of Contracts / Notional Amount		Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC
Exchange memberships (cost $305,000)
United States (cost $305,000)
Financial services (cost $305,000)			$475,500	0.57%
Total exchange memberships			$475,500	0.57%

Derivative financial instruments
Long contracts
Futures
Commodity			$396,360	0.48%
Foreign bond			(143,996)	(0.17)%
Foreign index			344,030	0.41%
Interest rate
3 Month SOFR, June 2026		874	932,950	1.12%
ICE 3 Month SONIA, December 2025 - December 2026		1,833	1,662,832	2.00%
Other interest rate			(6,032)	(0.01)%
U.S. bond			2,702,891	3.25%
U.S. index
S&P 500 E-mini, September 2025		142	633,838	0.76%
Other U.S. index			1,131,550	1.36%
Total futures			7,654,423	9.20%

Forwards
Euro dollar / U.S. dollar 07/07/2025		€39,163,488	789,918	0.95%
Canadian dollar / U.S. dollar 07/02/2025	C$	74,017,501	279,751	0.34%
Swiss franc / U.S. dollar 12/17/2025	₣	43,347,418	5,841,067	7.03%
Other foreign currency			360,785	0.44%
Total forwards			7,271,521	8.76%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2025:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC (continued)
Derivative financial instruments (continued)
Long contracts (continued)
Options (cost $108,930,796)
Commodity futures
Crude Oil, September 2025 - November 2025, $70.00 - $75.00 Call	2	$1,242,840	1.50%
Crude Oil, September 2025 - October 2025, $55.00 - $64.00 Put	4	18,598,680	22.39%
Other commodity futures		6,989,174	8.42%
Currency
Euro dollar / U.S. dollar - (Digital) - September 2025 - December 2025, $1.18 - $1.23 Call	7	18,065,682	21.75%
Euro dollar / U.S. dollar - (Digital) - July 2025 - September 2025, $1.02 - $1.10 Put	2	92,461	0.11%
Euro dollar / U.S. dollar - (ERKO) - July 2025 - August 2025, $1.18 - $1.19 Call	2	2,668,055	3.21%
Euro dollar / U.S. dollar - (RKO) - July 2025, $1.16 - $1.18 Call	3	282,010	0.34%
Euro dollar / U.S. dollar - July 2025 – May 2026, $1.14 - $1.19 Call	10	24,678,013	29.74%
Euro dollar / U.S. dollar - July 2025, $1.07 - $1.15 Put	3	25,459	0.03%
British pound / U.S. dollar - (Digital) - November 2025, $1.42 Call	1	2,467,599	2.97%
British pound / U.S. dollar - July 2025 - October 2025, $1.19 - $1.30 Put	5	341,366	0.41%
British pound / U.S. dollar - (RKO) - July 2025, $1.34 Put	1	33,844	0.04%
British pound / U.S. dollar - August 2025 - October 2025, $1.37 - $1.38 Call	3	8,932,512	10.76%
British pound / U.S. dollar - July 2025, $1.34 - $1.37 Put	5	193,694	0.23%
U.S. dollar / Canadian dollar - (Digital) - August 2025, $1.45 Call	1	3,704	0.00%
U.S. dollar / Canadian dollar - July 2025, $1.38 Call	3	22,742	0.03%
U.S. dollar / Canadian dollar - July 2025 - November 2025, $1.34 - $1.35 Put	3	4,405,020	5.30%
Other currency		7,797,336	9.39%
Interest rate futures
3 Month SOFR, September 2025 - December 2025, $95.88 - $96.75 Call	5	11,298,300	13.60%
ICE 3 Month SONIA, December 2025, $96.40 - $96.55 Call	2	(494,834)	(0.60)%
ICE 3 Month SONIA, June 2025, $95.35 Put	1	(2,604,379)	(3.14)%
U.S. bond futures		627,250	0.76%
U.S. index futures
S&P 500 E-mini, July 2025 - August 2025, $6,250.00 - $6,500.00 Call	2	7,683,725	9.25%
S&P 500 E-mini, September 2025, $5,250.00 - $6,000.00 Put	3	4,861,938	5.85%
Total options		118,212,191	142.34%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2025:

Description	Number of Contracts / Notional Amount		Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity			$53,075	0.06%
Foreign bond			(70,177)	(0.08)%
U.S. bond			(652,312)	(0.79)%
Total futures			(669,414)	(0.81)%

Forwards
British pound / U.S. dollar 07/07/2025		£(31,820,334)	(500,513)	(0.60)%
Canadian dollar / U.S. dollar 07/02/2025	C$	(20,395,439)	(77,085)	(0.09)%
Euro dollar / U.S. dollar 07/07/2025		€(39,163,488)	(965,104)	(1.16)%
Swiss Franc / U.S. dollar 12/17/2025	₣	(67,349,214)	(7,346,808)	(8.85)%
Other foreign currency			(2,027,298)	(2.44)%
Total forwards			(10,916,808)	(13.14)%

Options (proceeds $65,282,497)
Commodity futures
Crude Oil, November 2025, $80.00 Call		(1)	(706,380)	(0.85)%
Crude Oil, September 2025 - October 2025, $60.00 Put		(2)	(16,417,360)	(19.77)%
Other commodity			(5,805,442)	(6.99)%
Currency
British pound / U.S. dollar - August 2025 - October 2025, $1.39 - $1.41 Call		(3)	(5,125,432)	(6.17)%
Euro dollar / U.S. dollar - July 2025 - May 2026, $1.15 - $1.21 Call		(10)	(17,767,232)	(21.39)%
Euro dollar / U.S. dollar - July 2025, $1.08 - $1.12 Put		(2)	(4,695)	(0.01)%
U.S. dollar / Canadian dollar - August 2025 - November 2025, $1.31 - $1.33 Put		(2)	(1,603,976)	(1.93)%
Other currency			(2,723,847)	(3.28)%
Interest rate futures
3 Month SOFR, September 2025 - June 2026, $96.00 - $97.25 Call		(5)	(8,854,488)	(10.66)%
ICE 3 Month SONIA, December 2025, $96.50 Call		(1)	23,696	0.03%
ICE 3 Month SONIA, December 2025, $95.50 Put		(1)	3,321,318	4.00%
U.S. bond futures			(1,462,578)	(1.76)%
U.S. index futures
S&P 500 E-mini, July 2025 - August 2025, $6,400.00 - $6,500.00 Call		(3)	(3,873,713)	(4.66)%
S&P 500 E-mini, September 2025, $5,500.00 Put		(1)	(4,970,950)	(5.99)%
Total options			(65,971,079)	(79.43)%
Total derivative financial instruments			$55,580,834	66.92%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2025:

Description	Principal Amount/ Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Fixed income securities (cost $15,666,759)
Government Bonds (cost $15,666,759)
United States (cost $15,666,759)
U.S. Treasury bill 0.00% due 07/24/2025	$16,000,000	$15,957,437	13.24%
Total Government Bonds		15,957,437	13.24%
Total fixed income securities (cost $15,666,759)		$15,957,437	13.24%

Exchange memberships (cost $1,924,208)
United States (cost $1,924,208)
Financial services (cost $1,924,208)		$2,767,259	2.30%
Total exchange memberships		$2,767,259	2.30%

Derivative financial instruments
Long contracts
Futures
Commodity		$(12,473,525)	(10.35)%
Currency		(57,788)	(0.05)%
Foreign bond		(2,398,872)	(1.99)%
Foreign index		3,718,988	3.09%
Interest rate		(128,478)	(0.11)%
U.S. bond
U.S. 10 yr Note (CBT) September 2025	336	526,805	0.44%
U.S. Long Bond (CBT) September 2025	35	(110,484)	(0.09)%
U.S. index		6,538,085	5.43%
Total futures		(4,385,269)	(3.63)%

Forwards
Foreign currency		10,860,140	9.01%
Total forwards		10,860,140	9.01%

Swaps (cost $5,749,670)
Interest rate		3,733,060	3.10%
Total swaps		3,733,060	3.10%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2025:

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$4,148,677	3.44%
Currency		(36,475)	(0.03)%
Foreign index		(3,040)	(0.00)%
Interest rate		(718,107)	(0.60)%
U.S. bond
U.S. 2 yr – 5 yr Note (CBT) September 2025	(2,928)	(2,369,828)	(1.97)%
U.S. Ultra Bond (CBT) September 2025	(17)	(47,063)	(0.04)%
Total futures		974,164	0.80%

Forwards
Foreign currency		(3,791,627)	(3.15)%
Total forwards		(3,791,627)	(3.15)%

Swaps (proceeds $1,087,865)
Interest rate		309,371	0.26%
Total swaps		309,371	0.26%
Total derivative financial instruments		$7,699,839	6.39%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of June 30, 2025:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$217,165	$658,470	$6,217,373
Commodity futures options	158,930	26,830,694	–
Currency futures	–	–	24,593
Exchange memberships*	11,376,683	475,500	2,767,259
Foreign bond futures	1,874,823	532,715	1,045,912
Foreign index futures	2,973,735	376,615	4,334,124
Interest rate futures	362,023	2,595,782	119,011
Interest rate futures options	760,555	14,643,314	–
U.S. bond futures	17,409,242	2,702,891	526,805
U.S. bond futures options	252,140	627,250	–
U.S. index futures	780,345	1,765,388	6,538,085
U.S. index futures options	295,460	12,545,663	–
Total Level 1	36,461,101	63,754,282	21,573,162

Level 2:
Currency options	3,048,651	70,009,498	–
Foreign currency forwards	4,684,677	8,991,828	10,975,718
Government bonds*	–	–	15,957,437
Interest rate swaps	–	–	5,711,817
Total Level 2	7,733,328	79,001,326	32,644,972
Total investment related assets	$44,194,429	$142,755,608	$54,218,134

Liabilities
Level 1:
Commodity futures	$(4,351,645)	$(209,035)	$(14,542,221)
Commodity futures options	(98,460)	(22,929,182)	–
Currency futures	–	–	(118,856)
Foreign bond futures	(662,543)	(746,888)	(3,444,784)
Foreign index futures	(478,922)	(32,585)	(618,176)
Interest rate futures	(4,875)	(6,032)	(965,596)
Interest rate futures options	(805,404)	(11,953,701)	–
U.S. bond futures	(8,376,656)	(652,312)	(2,527,375)
U.S. bond futures options	(168,229)	(1,462,578)	–
U.S. index futures	(3,650)	–	–
U.S. index futures options	(242,633)	(8,844,663)	–
Total Level 1	(15,193,017)	(46,836,976)	(22,217,008)

Level 2:
Currency options	(1,797,695)	(27,225,183)	–
Foreign currency forwards	(1,005,577)	(12,637,115)	(3,907,205)
Interest rate swaps	–	–	(1,669,386)
Total Level 2	(2,803,272)	(39,862,298)	(5,576,591)
Total investment related liabilities	$(17,996,289)	$(86,699,274)	$(27,793,599)

* See each Master Fund’s condensed schedule of investments for breakout of industry and geographic region.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its average quarterly notional amounts and number of contracts for the six months ended June 30, 2025. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at June 30, 2025 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$112,218,237	809	$(7,425,025)	(114)	$217,165	$(4,351,645)
Options (a)	6,669,171	472	(9,711,289)	(149)	158,930	(98,460)
	118,887,408	1,281	(17,136,314)	(263)	376,095	(4,450,105)

Equity price
Futures	138,936,232	517	(91,173,946)	(274)	3,754,080	(482,572)
Options (a)	15,166,384	226	(15,220,737)	(288)	295,460	(242,633)
	154,102,616	743	(106,394,683)	(562)	4,049,540	(725,205)
Foreign currency exchange rate
Forwards	108,796,578	N/A	(225,157,212)	N/A	4,684,677	(1,005,577)
Options (a)	80,990,442	35	(80,481,238)	(33)	3,048,651	(1,797,695)
	189,787,020	35	(305,638,450)	(33)	7,733,328	(2,803,272)

Interest rate
Futures	3,762,013,551	28,485	(937,649,402)	(5,894)	19,646,088	(9,044,074)
Options (a)	425,564,390	6,039	(423,661,962)	(9,680)	1,012,695	(973,633)
	4,187,577,941	34,524	(1,361,311,364)	(15,574)	20,658,783	(10,017,707)
Total	$4,650,354,985	36,583	$(1,790,480,811)	(16,432)	$32,817,746	$(17,996,289)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Derivatives Strategies LLC based on its average quarterly notional amounts and number of contracts for the six months ended June 30, 2025. The table also displays the fair value of derivative contracts held by Graham Derivatives Strategies LLC at June 30, 2025 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$59,195,279	351	$(32,932,318)	(583)	$658,470	$(209,035)
Options (a)	243,199,969	9,419	(204,852,510)	(8,070)	26,830,694	(22,929,182)
	302,395,248	9,770	(237,784,828)	(8,653)	27,489,164	(23,138,217)

Equity price
Futures	170,186,556	1,518	–	–	2,142,003	(32,585)
Options (a)	183,632,854	3,409	(145,678,459)	(3,708)	12,545,663	(8,844,663)
	353,819,410	4,927	(145,678,459)	(3,708)	14,687,666	(8,877,248)
Foreign currency exchange rate
Forwards	533,349,466	N/A	(633,711,224)	N/A	8,991,828	(12,637,115)
Options (a)	1,486,278,739	54	(1,062,465,260)	(62)	70,009,498	(27,225,183)
	2,019,628,205	54	(1,696,176,484)	(62)	79,001,326	(39,862,298)

Interest rate
Futures	2,663,227,117	16,655	(975,658,508)	(5,696)	5,831,388	(1,405,232)
Options (a)	2,460,605,888	28,929	(2,246,314,221)	(30,615)	15,270,564	(13,416,279)
	5,123,833,005	45,584	(3,221,972,729)	(36,311)	21,101,952	(14,821,511)
Total	$7,799,675,868	60,335	$(5,301,612,500)	(48,734)	$142,280,108	$(86,699,274)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its average quarterly notional amounts and number of contracts for the six months ended June 30, 2025. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at June 30, 2025 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$322,879,035	3,521	$(87,180,432)	(2,653)	$6,217,373	$(14,542,221)
	322,879,035	3,521	(87,180,432)	(2,653)	6,217,373	(14,542,221)

Equity price
Futures	402,544,185	2,867	(33,916,117)	(306)	10,872,209	(618,176)
	402,544,185	2,867	(33,916,117)	(306)	10,872,209	(618,176)
Foreign currency exchange rate
Forwards	411,225,430	N/A	(587,935,711)	N/A	10,975,718	(3,907,205)
Futures	7,663,022	82	(3,888,826)	(43)	24,593	(118,856)
	418,888,452	82	(591,824,537)	(43)	11,000,311	(4,026,061)

Interest rate
Futures	1,732,595,275	10,021	(658,290,539)	(3,403)	1,691,728	(6,937,755)
Swaps	445,492,499	13	(324,245,055)	(15)	5,711,817	(1,669,386)
	2,178,087,774	10,034	(982,535,594)	(3,418)	7,403,545	(8,607,141)
Total	$3,322,399,446	16,504	$(1,695,456,680)	(6,420)	$35,493,438	$(27,793,599)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at June 30, 2025 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and derivative liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$32,817,746	$(17,996,289)	$14,821,457	$–	$14,821,457
Derivative liabilities	$(17,996,289)	$17,996,289	$–	$–	$–

Graham Derivatives Strategies LLC[2]
Derivative assets	$142,280,108	$(86,162,178)	$56,117,930	$–	$56,117,930
Derivative liabilities	$(86,699,274)	$86,162,178	$(537,096)	$537,096	$–

Graham K4D Trading Ltd.[3]
Derivative assets	$35,493,438	$(27,793,599)	$7,699,839	$–	$7,699,839
Derivative liabilities	$(27,793,599)	$27,793,599	$–	$–	$–

1 Net derivative asset amounts presented in the statements of financial condition are held with two counterparties. At June 30, 2025, additional collateral pledged in the amount of $88,574,946 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

2 Net derivative asset and liability amounts presented in the statements of financial condition are held with three counterparties. At June 30, 2025, additional collateral pledged in the amount of $26,397,301 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

3 Net derivative asset amounts presented in the statements of financial condition are held with two counterparties. At June 30, 2025, additional collateral pledged in the amount of $94,014,589 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended June 30, 2025:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$719,165	$241,661	$308,562

Net realized gain (loss) on investments	39,086,788	(10,868,707)	(61,617,712)
Net increase (decrease) in unrealized appreciation on investments	19,318,511	24,526,878	(993,918)
Brokerage commissions and fees	(480,988)	(1,232,849)	(134,889)
Net gain (loss) on investments	57,924,311	12,425,322	(62,746,519)
Net income (loss)	$58,643,476	$12,666,983	$(62,437,957)
The following table summarizes the results of operations of each Master Fund for the six months ended June 30, 2025:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$1,621,375	$598,603	$517,472

Net realized gain (loss) on investments	81,027,944	16,888,764	(59,380,576)
Net increase (decrease) in unrealized appreciation on investments	18,159,492	12,852,898	(4,004,455)
Brokerage commissions and fees	(980,200)	(2,317,848)	(253,220)
Net gain (loss) on investments	98,207,236	27,423,814	(63,638,251)
Net income (loss)	$99,828,611	$28,022,417	$(63,120,779)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all derivative instruments held by the Master Funds reported in net realized (loss) gain and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended June 30, 2025:

	Graham Commodity Strategies LLC		Graham Derivatives Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain	Net increase in unrealized appreciation on investments	Net realized loss	Net increase in unrealized appreciation on investments	Net realized loss	Net decrease in unrealized appreciation on investments
Commodity price
Futures	$17,188,018	$(3,888,610)	$10,598,138	$(716,605)	$(22,361,952)	$(18,693,628)
Options	342,900	97,260	(4,975,279)	(1,782,039)	–	–
	17,530,918	(3,791,350)	5,622,859	(2,498,644)	(22,361,952)	(18,693,628)
Equity price
Futures	(10,524,405)	5,992,968	(14,743,711)	4,446,055	(12,372,743)	16,644,760
Options	52,787	(208,095)	(4,001,369)	1,863,628	–	–
	(10,471,618)	5,784,873	(18,745,080)	6,309,683	(12,372,743)	16,644,760
Foreign currency exchange rate
Forwards	923,672	1,109,543	(2,655,386)	(2,453,299)	(19,912,562)	6,086,605
Futures	–	–	–	–	(276,765)	(159,519)
Options	100,762	116,727	(13,617,666)	18,555,079	–	–
	1,024,434	1,226,270	(16,273,052)	16,101,780	(20,189,327)	5,927,086
Interest rate
Futures	24,119,345	11,351,521	4,227,249	2,238,746	(7,273,396)	(3,968,193)
Options	(1,120,909)	(80,003)	(3,997,708)	971,892	–	–
Swaps	–	–	–	–	1,158,978	(1,410,989)
	22,998,436	11,271,518	229,541	3,210,638	(6,114,418)	(5,379,182)
Total	$31,082,170	$14,491,311	$(29,165,732)	$23,123,457	$(61,038,440)	$(1,500,964)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all derivative instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the six months ended June 30, 2025:

	Graham Commodity Strategies LLC		Graham Derivatives Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain	Net increase in unrealized appreciation on investments	Net realized loss	Net increase in unrealized appreciation on investments	Net realized loss	Net decrease in unrealized appreciation on investments
Commodity price
Futures	$41,552,447	$(2,048,399)	$14,102,097	$593,627	$(18,774,121)	$(8,218,330)
Options	324,761	34,441	4,641,589	427,738	–	–
	41,877,208	(2,013,958)	18,743,686	1,021,365	(18,774,121)	(8,218,330)
Equity price
Futures	(12,219,637)	6,118,013	(15,035,884)	2,058,998	7,352,997	15,718,221
Options	74,450	(32,463)	(6,370,282)	3,763,881	–	–
	(12,145,187)	6,085,550	(21,406,166)	5,822,879	7,352,997	15,718,221
Foreign currency exchange rate
Forwards	8,194,240	3,917,413	(4,161,664)	(4,114,135)	(27,258,607)	(6,217,835)
Futures	–	–	–	–	(313,574)	(497,274)
Options	(263,222)	215,180	(23,029,594)	4,331,609	–	–
	7,931,018	4,132,593	(27,191,258)	217,474	(27,572,181)	(6,715,109)
Interest rate
Futures	52,928,857	10,766,153	22,040,698	3,940,297	(20,314,454)	(4,439,291)
Options	(661,740)	(95,183)	(9,681,208)	1,668,610	–	–
Swaps	–	–	–	–	390,305	(800,189)
	52,267,117	10,670,970	12,359,490	5,608,907	(19,924,149)	(5,239,480)
Total	$89,930,156	$18,875,155	$(17,494,248)	$12,670,625	$(58,917,454)	$(4,454,698)

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

Derivative financial instruments
Long contracts
Futures
Commodity
WTI Crude February 2025		167	$84,090	0.20%
Other commodity			(327,302)	(0.78)%
Foreign bond			(60,985)	(0.15)%
Foreign index			(54,246)	(0.13)%
Interest rate			(43,082)	(0.10)%
U.S. bond			(322,125)	(0.77)%
U.S. index
S&P 500 E-mini March 2025		13	(5,563)	(0.01)%
Other U.S. index			(18,020)	(0.04)%
Total futures			(747,233)	(1.78)%

Forwards
British pound / U.S. dollar 3/19/2025		£12,636,592	(6,653)	(0.02)%
Swiss franc / U.S. dollar 3/19/2025	₣	5,627,670	(65,872)	(0.16)%
Other foreign currency			(191,514)	(0.46)%
Total forwards			(264,039)	(0.64)%

Options (cost $44,283,322)
Commodity futures
Crude oil June 2025, $60.00 Put		1	3,649,000	8.71%
Crude oil March 2025 – June 2025, $50.00 - $62.00 Put		2	1,788,300	4.27%
Currency futures
Euro dollar / U.S. dollar January 2025, $1.05 Put		1	2,297,834	5.48%
Euro dollar / U.S. dollar (Digital) January 2025 – March 2025, $1.01 - $1.05 Put		10	8,417,431	20.09%
British pound / U.S. dollar January 2025 – March 2025, $1.24 - $1.26 Put		4	4,879,271	11.64%
U.S. dollar / Canadian dollar January 2025 – February 2025, $1.42 - $1.45 Call		3	4,072,858	9.72%
U.S. dollar / Swiss franc (Digital) March 2025 – May 2025, $0.91 - $0.93 Call		3	2,648,965	6.32%
U.S. dollar / Chinese yuan February 2025, $7.33 - $7.35 Call		2	2,204,542	5.26%
Other currency futures			1,289,362	3.08%
U.S. index futures
S&P 500 E-mini March 2025, $6,300.00 Call		1	2,885,075	6.89%
S&P 500 E-mini January 2025, $5,900.00 Put		1	1,881,900	4.49%
Total options			36,014,538	85.95%

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
Graham Derivatives Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity
Brent crude March 2025		(13)	$(16,250)	(0.04)%
Other commodity			115,269	0.28%
Foreign bond			438,836	1.05%
Interest rate			(54,916)	(0.13)%
U.S. bond			528,133	1.25%
U.S. index
S&P 500 E-mini March 2025		(65)	61,258	0.15%
Other U.S. index			66,990	0.16%
Total futures			1,139,320	2.72%

Forwards
British pound / U.S. dollar 3/19/2025		£(12,636,592)	49,186	0.12%
Canadian dollar / U.S. dollar 1/02/2025 – 1/03/2025	C$	(89,522,457)	58,662	0.14%
Swiss franc / U.S. dollar 3/19/2025	₣	(8,512,752)	139,608	0.33%
Other foreign currency			485,431	1.16%
Total forwards			732,887	1.75%

Options (proceeds $21,293,061)
Commodity futures
Crude oil June 2025, $55.00 Put		(1)	(4,138,500)	(9.88)%
Crude oil March 2025, $57.00 Put		(1)	(249,390)	(0.60)%
Currency futures
Euro dollar / U.S. dollar January 2025, $1.01 - $1.02 Put		(2)	(819,608)	(1.96)%
Euro dollar / U.S. dollar (Digital EKO) January 2025, $1.05 Put		(1)	(1,145,916)	(2.73)%
Euro dollar / U.S. dollar (Digital) February 2025 - March 2025, $1.08 - $1.09 Call		(3)	(862,090)	(2.06)%
British pound / U.S. dollar January 2025 – March 2025, $1.21 - $1.24 Put		(4)	(1,977,225)	(4.72)%
U.S. dollar / Canadian dollar January 2025 - February 2025, $1.44 – $1.47 Call		(3)	(2,326,377)	(5.55)%
U.S. dollar / Swiss franc January 2025, $0.91 Call		(1)	(426,784)	(1.02)%
U.S. dollar / Chinese yuan February 2025, $7.43 - $7.45 Call		(2)	(1,039,069)	(2.48)%
U.S. dollar / Chinese yuan February 2025, $7.10 Put		(1)	(94,032)	(0.22)%
Other currency futures			(461,436)	(1.10)%
U.S. index futures
S&P 500 E-mini March 2025, $6,500.00 Call		(1)	(291,100)	(0.69)%
S&P 500 E-mini January 2025, $5,700.00 Put		(1)	(791,775)	(1.89)%
Total options			(14,623,302)	(34.90)%
Total derivative financial instruments			$22,252,171	53.10%

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. Cash Assets maintains cash and cash equivalents on deposit with major U.S. institutions, which may exceed federally insured limits. It also invests in debt obligations guaranteed by the U.S. Federal government, which generally range in maturity from one day to thirty months. Cash Assets currently intends to hold all fixed income securities until maturity and values them at amortized cost which approximates fair value. If Cash Assets were forced to sell some of its securities in the open market before they mature to meet unanticipated redemption requests (whether from GAIT or other entities affiliated with the manager), the market value of the securities at such time may be below their amortized cost, causing a loss for GAIT’s investors. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT’s investment in Cash Assets at June 30, 2025 and December 31, 2024 is $60,599,660 and $61,337,499, respectively, which represents a percentage of GAIT’s Members’ Capital of 87.31% and 92.45%, respectively.

GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis. For the three and six months ended June 30, 2025, the total amount recognized by GAIT with respect to its investment in Cash Assets was $649,752 and $1,302,086, respectively. For the three and six months ended June 30, 2024, the total amount recognized by GAIT with respect to its investment in Cash Assets was $760,735 and $1,517,424, respectively. These amounts are included in realized gain and interest income in the statements of operations and incentive allocation. At June 30, 2025 and December 31, 2024, GAIT owned approximately 0.81% and 0.86%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$341,429,522	$334,528,628
Investments in fixed income securities (amortized cost $7,157,066,250 and $6,781,806,360 respectively)	7,157,066,250	6,781,806,360
Interest receivable	14,521,697	9,596,261
Total assets	7,513,017,469	7,125,931,249

Liabilities:
Due to broker	134	137
Total liabilities	134	137
Members’ capital	$7,513,017,335	$7,125,931,112

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following table summarizes the results of operations of Cash Assets for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net gain on investments
Net realized gain on investments	$6,238,059	$–	$6,238,059	$–
Total net gain on investments	6,238,059	–	6,238,059	–

Investment income
Interest income	74,727,893	85,426,558	154,100,758	164,542,126
Total investment income	74,727,893	85,426,558	154,100,758	164,542,126

Expenses:
Bank fee expense	145,251	163,894	301,241	358,066
Total expenses	145,251	163,894	301,241	358,066
Net investment income	74,582,642	85,262,664	153,799,517	164,184,060
Net income	$80,820,701	$85,262,664	$160,037,576	$164,184,060

The following represents the condensed schedule of investments of Cash Assets as of June 30, 2025:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $7,157,066,250)
United States
Government Bonds (amortized cost $5,363,247,935)
U.S. Treasury bond 0.75% due 04/30/2026	$500,000,000	$485,305,875	6.46%
U.S. Treasury bond 0.88% due 09/30/2026	500,000,000	479,318,775	6.38%
U.S. Treasury bond 1.63% due 05/15/2026	500,000,000	489,199,263	6.51%
U.S. Treasury bond 3.75% due 04/15/2026	500,000,000	496,670,956	6.61%
U.S. Treasury bond 0.25% - 4.25% due 07/31/2025 - 05/31/2027	3,500,000,000	3,412,753,066	45.42%
Total Government Bonds		5,363,247,935	71.38%

Treasury Bills (amortized cost $1,793,818,315)
U.S. Treasury bills 0.00% due 07/01/2025	400,000,000	399,961,618	5.32%
U.S. Treasury bills 0.00% due 07/03/2025 – 01/22/2026	1,400,000,000	1,393,856,697	18.56%
Total Treasury Bills		1,793,818,315	23.88%
Total United States		7,157,066,250	95.26%
Total Investments in Fixed Income Securities		$7,157,066,250	95.26%

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

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Assets
Level 2:
Fixed income securities
Government bonds	$5,363,247,935	$2,920,547,412
Treasury bills	1,793,818,315	3,861,258,948
Total fixed income securities	7,157,066,250	6,781,806,360
Total Level 2	7,157,066,250	6,781,806,360
Total assets	$7,157,066,250	$6,781,806,360

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

6. Fees and Related Party Transactions

Advisory Fees

Class 0 and Class 2 of GAIT paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. Class 3-A and Class 3-B have an advisory fee at an aggregate annual rate of 1.50% and 2.00% of the Members’ Capital of such Class, respectively. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. Class M has no advisory fee. The Advisory Fees paid to the Manager for the six months ended June 30, 2025 and 2024 were $517,648 and $482,576, respectively.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions (continued)

Sponsor Fees

Class 0 and Class 2 of GAIT paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. Class 3-A, Class 3-B and Class M of GAIT have no sponsor fee. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager by Class 0 and Class 2 for the six months ended June 30, 2025 and 2024 were $205,150 and $246,078, respectively.

Class 0	Class 2
0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. The Incentive Allocation for the six months ended June 30, 2025 and 2024 was $48,156 and $313,592, respectively.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

Administrator’s Fees

For the six months ended June 30, 2025 and 2024, GAIT paid SEI monthly administrator’s fees based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT paid SEI for regulatory compliance services and reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $50,456 and $41,491, respectively.

Professional Fees

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with GAIT’s audit, tax and legal fees (“professional fees”). The total professional fees incurred by GAIT for the six months ended June 30, 2025 and 2024 were $233,237 and $239,401, respectively.

Operating Expenses

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the GAIT’s investments, operations, and business (“operating expenses”). For the six months ended June 30, 2025 and 2024, GAIT reimbursed the Manager for operating expenses which were comprised of market data and technology costs associated with its assets allocated to the various Master Funds. The total operating expenses incurred by GAIT for the six months ended June 30, 2025 and 2024 were $22,901 and $21,499, respectively.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. GAIT identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated GAIT’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-U.S. jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations and incentive allocation. No such interest and/or penalties were assessed to GAIT for the six months ended June 30, 2025 and 2024.

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

9. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended June 30, 2025 and 2024:

	Class 0	Class 2	Class 3-A	Class 3-B
Per unit operating performance
Net asset value per Unit, March 31, 2024	$244.32	$172.09	$–	$–
Initial asset value per share, May 1, 2024	–	–	–	100.00
Initial asset value per share, June 1, 2024	–	–	100.00	–
Net (loss) income:
Net investment income	1.07	0.43	0.09	0.25
Net (loss) gain on investments	(3.51)	(2.46)	0.14	(1.60)
Net (loss) income	(2.44)	(2.03)	0.23	(1.35)
Net asset value per Unit, June 30, 2024	$241.88	$170.06	$100.23	$98.65

Net asset value per Unit, March 31, 2025	$241.91	$169.13	$100.22	$97.71
Net loss:
Net investment income	0.56	0.08	0.36	0.23
Net loss on investments	(1.36)	(0.96)	(0.57)	(0.55)
Net loss	(0.80)	(0.88)	(0.21)	(0.32)
Net asset value per Unit, June 30, 2025	$241.11	$168.25	$100.01	$97.39

The following represents ratios to average Members’ Capital, excluding the Manager, and total return for the three months ended June 30, 2025 and 2024:

	Class 0		Class 2		Class 3-A		Class 3-B
	2025	2024	2025	2024	2025	2024 *	2025	2024 **

Total return before Incentive Allocation	(0.33)%	(1.00)%	(0.52)%	(1.18)%	(0.21)%	0.29%	(0.32)%	(1.35)%
Incentive Allocation	0.00	0.00	0.00	0.00	0.00	(0.06)	(0.01)	0.00
Total return after Incentive Allocation	(0.33)%	(1.00)%	(0.52)%	(1.18)%	(0.21)%	0.23%	(0.33)%	(1.35)%

Net investment income before Incentive Allocation	0.23%	0.44%	0.05%	0.25%	0.36%	0.15%	0.24%	0.26%
Incentive Allocation	0.00	0.00	0.00	0.00	0.00	(0.06)	0.00	0.00
Net investment income after Incentive Allocation	0.23%	0.44%	0.05%	0.25%	0.36%	0.09%	0.24%	0.26%

Total expenses before Incentive Allocation	0.69%	0.75%	0.87%	0.93%	0.56%	0.24%	0.70%	0.53%
Incentive Allocation	0.00	0.00	0.00	0.00	0.00	0.06	0.00	0.00
Total expenses after Incentive Allocation	0.69%	0.75%	0.87%	0.93%	0.56%	0.30%	0.70%	0.53%

*For the period from June 1, 2024 through June 30, 2024.
**For the period from May 1, 2024 through June 30, 2024.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

9. Financial Highlights (continued)

The following is the per Unit operating performance calculation for the six months ended June 30, 2025 and 2024:

	Class 0	Class 2	Class 3-A	Class 3-B
Per unit operating performance
Net asset value per Unit, December 31, 2023	$224.32	$158.20	$–	$–
Initial asset value per share, May 1, 2024	–	–	–	100.00
Initial asset value per share, June 1, 2024	–	–	100.00	–
Net income (loss):
Net investment income	1.00	0.19	0.09	0.25
Net gain (loss) on investments	16.56	11.67	0.14	(1.60)
Net income (loss)	17.56	11.86	0.23	(1.35)
Net asset value per Unit, June 30, 2024	$241.88	$170.06	$100.23	$98.65

Net asset value per Unit, December 31, 2024	$235.13	$164.69	$97.68	$95.51
Net income:
Net investment income (loss)	1.18	0.19	0.47	(0.04)
Net gain on investments	4.80	3.37	1.86	1.92
Net income	5.98	3.56	2.33	1.88
Net asset value per Unit, June 30, 2025	$241.11	$168.25	$100.01	$97.39

The following represents ratios to average Members’ Capital, excluding the Manager, and total return for the six months ended June 30, 2025 and 2024:

	Class 0		Class 2		Class 3-A		Class 3-B
	2025	2024	2025	2024	2025	2024 *	2025	2024 **

Total return before Incentive Allocation	2.54%	8.38%	2.16%	7.97%	2.80%	0.29%	2.54%	(1.35)%
Incentive Allocation	0.00	(0.55)	0.00	(0.47)	(0.41)	(0.06)	(0.58)	0.00
Total return after Incentive Allocation	2.54%	7.83%	2.16%	7.50%	2.39%	0.23%	1.96%	(1.35)%

Net investment income before Incentive Allocation	0.49%	0.93%	0.11%	0.56%	0.78%	0.15%	0.49%	0.26%
Incentive Allocation	0.00	(0.51)	0.00	(0.44)	(0.31)	(0.06)	(0.54)	0.00
Net investment income (loss) after Incentive Allocation	0.49%	0.42%	0.11%	0.12%	0.47%	0.09%	(0.05)%	0.26%

Total expenses before Incentive Allocation	1.45%	1.47%	1.81%	1.83%	1.29%	0.24%	1.47%	0.53%
Incentive Allocation	0.00	0.51	0.00	0.44	0.31	0.06	0.54	0.00
Total expenses after Incentive Allocation	1.45%	1.98%	1.81%	2.27%	1.60%	0.30%	2.01%	0.53%

*For the period from June 1, 2024 through June 30, 2024.
**For the period from May 1, 2024 through June 30, 2024.

Total return is calculated for Class 0, Class 2, Class 3-A and Class 3-B units taken as a whole. Total return is calculated as the change in total Members’ Capital, excluding that of the Manager, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment income (loss) and total expense ratios (including Incentive Allocation) are calculated for the Class 0, Class 2, Class 3-A and Class 3-B units taken as a whole and include amounts from GAIT and net investment income (loss) and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment income (loss), total expenses and Incentive Allocation. Net investment income (loss) and total expense ratios are computed based upon the weighted average of Members’ Capital of GAIT, excluding that of the Manager, for the three and six months ended June 30, 2025 and 2024 and have not been annualized.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

10. Subsequent Events

GAIT had subscriptions of $1.6 million and redemptions of approximately $0.4 million from July 1, 2025 through August 12, 2025, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

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

For the three months ended June 30, 2025, the Core Macro Portfolio’s Members’ Capital increased by $456,533 or 1.5%. The net increase in the Core Macro Portfolio was attributable to subscriptions of $1,385,000 or 4.6%, offset by net loss of $105,498 or –0.4% and redemptions totaling $822,969 or –2.7% for the period.

For the six months ended June 30, 2025, the Core Macro Portfolio’s Members’ Capital increased by $2,229,902 or 7.9%. The net increase in the Core Macro Portfolio was attributable to net income of $688,057 or 2.4% and subscriptions of $3,485,000 or 12.3%, offset by redemptions totaling $1,943,155 or –6.8% for the period.

Index
For the three months ended June 30, 2024, the Core Macro Portfolio’s Members’ Capital decreased by $1,514,292 or -5.1%. The net decrease in the Core Macro Portfolio was attributable to redemptions totaling $1,581,488 or -5.4% and a net loss of $297,804 or -0.9%, offset by subscriptions of $365,000 or 1.2% for the period.

For the six months ended June 30, 2024, the Core Macro Portfolio’s Members’ Capital decreased by $624,393 or -2.2%. The net decrease in the Core Macro Portfolio was attributable to redemptions totaling $3,409,719 or -11.9% offset by net income of $2,188,326 or 7.6% and subscriptions of $597,000 or 2.1% for the period.

(i)	Results of Operations

The Fund’s success depends primarily upon the Manager’s ability to recognize and capitalize on market trends in the different and varied sectors of the global financial markets in which it trades.

Index
2025 Summary

Three Months Ended June 30, 2025

For the three months ended June 30, 2025, the Core Macro Portfolio experienced a net trading loss of $139,070. The trading results are attributable to the following sectors:

Agriculture / Softs	$(36,306)
Base Metals	12,981
Energy	(542,925)
Equities	(128,457)
Foreign Exchange	161,586
Long Term / Intermediate Rates	61,953
Precious Metals	174,775
Short Term Rates	157,323
$(139,070)

The Core Macro Portfolio recorded trading losses in the second quarter of 2025. Most of the losses occurred in commodities due to positions in energy, particularly in early April following the tariff announcements by the U.S. administration and in mid-June when the conflict between Israel and Iran drove significant volatility in energy markets. Losses were partially offset by gains from long positions in precious metals. In equities, long positions in European and U.K. benchmark indices in April led to losses. The portfolio generated gains in fixed income from curve steepener positions in the U.S. In currencies, profits resulted from short positions in the U.S. dollar versus several global counterparts, including the euro, the Mexican peso, and the Brazilian real.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended June 30, 2025, Advisory Fees increased by $12,361 or 11.6%, Sponsor Fees decreased by $8,852 or -16.1%, and Administrator’s Fees increased by $2,454 or 28.1% in the Fund over the corresponding period of the preceding year. The movements are consistent with the timing of profit and loss and capital activity during the quarter. During the same period, interest income decreased by $58,775 or -17.3%. Interest was earned on free cash at an average annualized yield of 4.19% for the three months ended June 30, 2025 compared to 4.96% for the same period in 2024.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended June 30, 2025 and 2024, the Incentive Allocation was $(90) and $901, respectively. The negative incentive allocation during the three months ended June 30, 2025 was due to the Fund’s larger proportionate ownership of GAIT during the time of incentive fee reversal. For the three months ended June 30, 2024, the portfolio experienced a net loss but crystallized incentive allocations applicable for redeeming investors at the time of a net gain before incentive allocation.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of June 30, 2025 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	6.6%
Base Metals	4.0%
Energy	(24.6)%
Equities	28.7%
Foreign Exchange	41.1%
Long Term / Intermediate Rates	20.5%
Precious Metals	(7.8)%
Short Term Rates	31.5%
100.0%

Index
Six Months Ended June 30, 2025

For the six months ended June 30, 2025, the Core Macro Portfolio experienced a net trading gain of $637,080. The trading results are attributable to the following sectors:

Agriculture / Softs	$(50,624)
Base Metals	164,114
Energy	(465,370)
Equities	178,713
Foreign Exchange	(501,047)
Long Term / Intermediate Rates	336,702
Precious Metals	792,964
Short Term Rates	181,628
$637,080

The Core Macro Portfolio recorded trading gains during the first half of 2025. Fixed income was the strongest-performing sector due to curve steepener positions in the U.S. and short positions in European bonds. In commodities, long positions in precious metals and copper led to gains, which were partially offset by losses from mixed positions in energy. The portfolio produced profits in equities from mixed positions in U.S. benchmark indices and long positions in U.K. benchmark indices in the first quarter of 2025. The portfolio incurred losses in currencies from long exposure to the U.S. dollar versus the Swiss franc, the Canadian dollar, the British pound sterling, and the Chinese yuan, with additional losses from mixed positions in the Japanese yen and the Australian dollar.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the six months ended June 30, 2025, Advisory Fees increased by $15,724 or 7.2%, Sponsor Fees decreased by $21,949 or -19.1%, and Administrator’s Fees increased by $4,004 or 22.2% in the Fund over the corresponding period of the preceding year. The movements are consistent with the timing of profit and loss and capital activity during the quarter. During the same period, interest income decreased by $110,271 or -15.9%. Interest was earned on free cash at an average annualized yield of 4.21% for the six months ended June 30, 2025 compared to 4.98% for the same period in 2024.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the six months ended June 30, 2025 and 2024, the Incentive Allocation was $20,502 and $141,677, respectively. The decrease was the result of a lower New High Net Trading Profits before incentive allocation for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Index
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

Index
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

Core Macro Portfolio
June 30, 2025	14.07%
December 31, 2024	11.17%
June 30, 2024	9.07%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through June 30, 2025, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Based on their evaluation as of June 30, 2025, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) of the Fund and GAIF I were effective.

With respect to the certifications of the Principal Executive Officer and Principal Financial Officer included as Exhibit 31 hereto, the financial statements referred to therein and the representations and determinations of those officers contained in such certifications refer to and apply to both the Fund and GAIF I.

Changes in Internal Control Over Financial Reporting

There were no changes to the internal control over financial reporting of the Fund and GAIF I during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Fund’s or GAIF I’s internal control over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our 2024 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities

For the three months ended June 30, 2025, the Fund issued 9,879.452 Units in exchange for $1,385,000 with respect to the Core Macro Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”). The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder. All purchasers of the Units were accredited investors, as that term is defined under Rule 501 of Regulation D.

The following chart sets forth the issuance of Units of the Fund during each month of the quarter covered by this report.

Date	Total Number of Units Issued
April 1 – April 30, 2025	855.252
May 1 – May 31, 2025	4,284.329
June 1 – June 30, 2025	4,739.871
TOTAL	9,879.452

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2025	1,660.070	$ 159.01	N/A	N/A
May 1 – May 31, 2025	106.041	$ 95.66	N/A	N/A
June 1 – June 30, 2025	4,052.918	$ 135.42	N/A	N/A
TOTAL	5,819.029	$ 141.43	N/A	N/A

[1]	Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information

During the quarter ended June 30, 2025, no officer of the Manager adopted or terminated either a Rule 10b5-1(c) trading arrangement or non-Rule 10b5-1(c) trading arrangement under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, in respect of Units of the Fund.

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

Dated: August 12, 2025			GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
CORE MACRO PORTFOLIO

		By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

	By:		/s/ Brian Douglas
Brian Douglas, Principal Executive Officer

	By:		/s/ George Schrade
George Schrade, Principal Financial Officer