Form 10-Q
period 2025-09-30
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2025-11-14
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☐	Smaller reporting company☒	Emerging Growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of November 1, 2025, 174,625.676 Units of the Core Macro Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC

CORE MACRO PORTFOLIO
FORM 10-Q

PART II - Other Information			83

	Item 1.	Legal Proceedings

	Item 1A.	Risk Factors

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity

	Item 3.	Defaults Upon Senior Securities

	Item 4.	Mine Safety Disclosures

	Item 5.	Other Information

	Item 6.	Exhibits	84

EX - 31.1		Certification
EX - 31.2		Certification
EX - 32.1		Certification

Index
PART I

Item 1. Financial Statements

Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Statements of Financial Condition

	September 30, 2025 (Unaudited)	December 31, 2024 (Audited)
Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$29,845,924	$28,370,643
Redemptions receivable from Graham Alternative Investment Trading LLC	373,257	1,101,487
Cash and cash equivalents	275,000	130,000
Total assets	$30,494,181	$29,602,130

Liabilities and members’ capital
Liabilities:
Redemptions payable	$373,257	$1,101,487
Subscriptions received in advance	275,000	130,000
Total liabilities	648,257	1,231,487

Members’ capital:
Class 0 Units (74,354.429 and 70,588.714 units issued and outstanding at $234.57 and $235.13, respectively)	17,441,282	16,597,335
Class 2 Units (45,079.683 and 51,013.097 units issued and outstanding at $163.38 and $164.69, respectively)	7,365,025	8,401,324
Class 3-A Units (13,208.543 and 5,611.660 units issued and outstanding at $97.42 and $97.68, respectively)	1,286,821	548,137
Class 3-B Units (39,608.907 and 29,565.170 units issued and outstanding at $94.75 and $95.51, respectively)	3,752,796	2,823,847
Total members’ capital	29,845,924	28,370,643
Total liabilities and members’ capital	$30,494,181	$29,602,130

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Unaudited Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) gain allocated from investment in Graham Alternative Investment Trading LLC:
Net realized loss on investment	$(810,356)	$(1,498,300)	$(527,601)	$(58,631)
Net (decrease) increase in unrealized appreciation on investment	(88,002)	54,284	266,323	751,825
Brokerage commissions and fees	(27,103)	(19,915)	(76,982)	(55,177)
Net (loss) gain allocated from investment in Graham Alternative Investment Trading LLC	(925,461)	(1,463,931)	(338,260)	638,017

Net investment income allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	300,762	294,386	885,302	989,197

Expenses:
Advisory fees	120,058	107,454	353,417	325,089
Professional fees	48,664	28,489	150,422	132,284
Sponsor fees	45,576	52,292	138,351	167,016
Administrator’s fee	11,227	8,737	33,243	26,749
Operating expenses	6,040	4,374	16,037	13,711
Interest expense	1,670	1,584	4,947	4,837
Incentive allocation	–	–	20,502	141,677
Total expenses	233,235	202,930	716,919	811,363
Net investment income allocated from investment in Graham Alternative Investment Trading LLC	67,527	91,456	168,383	177,834
Net (loss) income	$(857,934)	$(1,372,475)	$(169,877)	$815,851

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Unaudited Statements of Changes in Members’ Capital

For the Three and Nine Months Ended September 30, 2025

	Class 0 Units		Class 2 Units		Class 3-A Units		Class 3-B Units
	Units	Capital	Units	Capital	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2024	70,588.714	$16,597,335	51,013.097	$8,401,324	5,611.660	$548,137	29,565.170	$2,823,847	$28,370,643
Subscriptions	3,537.621	850,000	–	–	9,235.890	920,000	3,406.151	330,000	2,100,000
Redemptions	(893.301)	(216,097)	(5,132.067)	(863,147)	–	–	(419.639)	(40,942)	(1,120,186)
Net income	–	484,424	–	221,466	–	19,855	–	67,810	793,555
Members’ capital, March 31, 2025	73,233.034	17,715,662	45,881.030	7,759,643	14,847.550	1,487,992	32,551.682	3,180,715	30,144,012
Subscriptions	2,671.216	645,000	604.687	100,000	248.221	25,000	6,355.328	615,000	1,385,000
Redemptions	(1,027.066)	(247,633)	(1,406.034)	(239,028)	(2,494.280)	(249,458)	(891.649)	(86,850)	(822,969)
Net loss	–	(59,623)	–	(35,975)	–	(3,231)	–	(6,669)	(105,498)
Members’ capital, June 30, 2025	74,877.184	18,053,406	45,079.683	7,584,640	12,601.491	1,260,303	38,015.361	3,702,196	30,600,545
Subscriptions	564.713	133,977	–	–	1,755.565	175,000	6,812.926	655,000	963,977
Redemptions	(1,087.468)	(255,633)	–	–	(1,148.513)	(111,892)	(5,219.380)	(493,139)	(860,664)
Net loss	–	(490,468)	–	(219,615)	–	(36,590)	–	(111,261)	(857,934)
Members’ capital, September 30, 2025	74,354.429	$17,441,282	45,079.683	$7,365,025	13,208.543	$1,286,821	39,608.907	$3,752,796	$29,845,924

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

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
	2025	2024
Cash flows (used in) provided by operating activities
Net (loss) income	$(169,877)	$815,851
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net loss (income) allocated from investment in Graham Alternative Investment Trading LLC	169,877	(815,851)
Proceeds from sale of investment in Graham Alternative Investment Trading LLC	3,532,049	3,649,521
Investment in Graham Alternative Investment Trading LLC	(4,448,977)	(2,407,000)
Net cash (used in) provided by operating activities	(916,928)	1,242,521

Cash flows provided by (used in) financing activities
Subscriptions (net of subscriptions received in advance)	4,593,977	3,257,000
Redemptions (net of redemptions payable)	(3,532,049)	(3,649,521)
Net cash provided by (used in) financing activities	1,061,928	(392,521)

Net change in cash and cash equivalents	145,000	850,000

Cash and cash equivalents, beginning of period	130,000	80,000
Cash and cash equivalents, end of period	$275,000	$930,000

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Unaudited Financial Statements

September 30, 2025

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

As a Series Limited Liability Company each series is legally segregated, and the assets associated with each series are held separately and accounted for in separate and distinct records from the assets of any other series of GAIF I. The debts, liabilities, obligations, and expenses incurred, contracted for or otherwise existing with respect to a particular series are enforceable against the assets of such series only, and not against the assets of GAIF I generally or any other series thereof. Further, none of the debts, liabilities, obligations, and expenses incurred, contracted for or otherwise existing with respect to GAIF I are enforceable against the assets of any other series.  As of and for the period and year ended September 30, 2025 and December 31, 2024, respectively, the Fund is the sole series of GAIF I. GAIF I has no assets and no operations outside of those of the Fund. These financial statements fairly reflect the positions, results of operations, changes in members’ capital and cash flows of the single series constituting GAIF I.

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

At September 30, 2025 and December 31, 2024, the Fund owned 45.00% and 42.76%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the nine months ended September 30, 2025 or the year ended December 31, 2024 by the Fund, GAIT, the Master Funds or Cash Assets.

Cash and Cash Equivalents

The Fund classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents on the statements of financial condition. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of the Fund’s cash would be limited to account insurance or other protection afforded by such deposit, which could be substantially less than the amount deposited. At September 30, 2025 and December 31, 2024, the Fund held $275,000 and $130,000, respectively, in cash and held no cash equivalents.

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
Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Unaudited Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At September 30, 2025 and December 31, 2024, no accruals have been recorded by the Fund for indemnifications.

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

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Unaudited Financial Statements (continued)
4. Fees and Related Party Transactions

Advisory Fees

Class 0 and Class 2 of GAIT paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. Class 3-A and Class 3-B have an advisory fee at an aggregate annual rate of 1.50% and 2.00% of the Members’ Capital of such Class, respectively. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. For the nine months ended September 30, 2025 and 2024, the Advisory Fees allocated to the Fund by Class 0, Class 2, Class 3-A and Class 3-B of GAIT totaled $353,417 and $325,089, respectively.

Sponsor Fees

Class 0 and Class 2 of GAIT paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. Class 3-A and Class 3-B of GAIT have no sponsor fee. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the nine months ended September 30, 2025 and 2024, the Sponsor Fees allocated to the Fund by Class 0 and Class 2 of GAIT totaled $138,351 and $167,016, respectively.

Class 0	Class 2
0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of Members’ Capital redeemed from such class bears to the Members’ Capital of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to Graham Capital LLC. For the nine months ended September 30, 2025 and 2024, Incentive Allocation of $20,502 and $141,677, respectively were allocated to the Fund by GAIT.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

Administrator’s Fees

For the nine months ended September 30, 2025 and 2024, GAIT paid SEI monthly administrator’s fees based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT paid SEI for regulatory compliance services and reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the nine months ended September 30, 2025 and 2024 were $33,243 and $26,749, respectively.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Unaudited Financial Statements (continued)
4. Fees and Related Party Transactions (continued)

Professional Fees

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the Fund’s audit, tax and legal fees (“professional fees”). The total professional fees allocated to the Fund by GAIT for the nine months ended September 30, 2025 and 2024 were $150,422 and $132,284, respectively.

Operating Expenses

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the Fund’s investments, operations, and business (“operating expenses”). For the nine months ended September 30, 2025 and 2024, GAIT reimbursed the Manager for operating expenses which were comprised of market data and technology costs associated with its assets allocated to the various Master Funds. The total operating expenses allocated to the Fund by GAIT for the nine months ended September 30, 2025 and 2024 were $16,037 and $13,711, respectively.

5. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of the Fund’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Fund identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated the Fund’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-U.S. jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations. No such interest and/or penalties were assessed to the Fund for the nine months ended September 30, 2025 and 2024.

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

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Unaudited Financial Statements (continued)
7. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended September 30, 2025 and 2024:

	Class 0	Class 2	Class 3-A	Class 3-B
Per unit operating performance
Net asset value per Unit, June 30, 2024	$241.88	$170.06	$100.23	$98.65
Net loss:
Net investment income	0.91	0.33	0.62	0.47
Net loss on investments	(12.17)	(8.55)	(5.17)	(5.06)
Net loss	(11.26)	(8.22)	(4.55)	(4.59)
Net asset value per Unit, September 30, 2024	$230.62	$161.84	$95.68	$94.06

Net asset value per Unit, June 30, 2025	$241.11	$168.25	$100.01	$97.39
Net loss:
Net investment income	0.61	0.12	0.37	0.26
Net loss on investments	(7.15)	(4.99)	(2.96)	(2.90)
Net loss	(6.54)	(4.87)	(2.59)	(2.64)
Net asset value per Unit, September 30, 2025	$234.57	$163.38	$97.42	$94.75

The following represents ratios to average Members’ Capital and total return for the three months ended September 30, 2025 and 2024:
	Class 0		Class 2		Class 3-A		Class 3-B
	2025	2024	2025	2024	2025	2024	2025	2024

Total return before Incentive Allocation	(2.71)%	(4.66)%	(2.90)%	(4.83)%	(2.59)%	(4.54)%	(2.71)%	(4.65)%
Incentive Allocation	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(2.71)%	(4.66)%	(2.90)%	(4.83)%	(2.59)%	(4.54)%	(2.71)%	(4.65)%

Net investment income before Incentive Allocation	0.26%	0.39%	0.07%	0.20%	0.38%	0.64%	0.27%	0.49%
Incentive Allocation	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Net investment income after Incentive Allocation	0.26%	0.39%	0.07%	0.20%	0.38%	0.64%	0.27%	0.49%

Total expenses before Incentive Allocation	0.72%	0.65%	0.91%	0.84%	0.59%	0.67%	0.74%	0.82%
Incentive Allocation	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.72%	0.65%	0.91%	0.84%	0.59%	0.67%	0.74%	0.82%

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Unaudited Financial Statements (continued)
7. Financial Highlights (continued)

The following is the per Unit operating performance calculation for the nine months ended September 30, 2025 and 2024:

	Class 0	Class 2	Class 3-A	Class 3-B
Per unit operating performance
Net asset value per Unit, December 31, 2023	$224.32	$158.20	$–	$–
Initial asset value per share, May 1, 2024	–	–	–	100.00
Initial asset value per share, June 1, 2024	–	–	100.00	–
Net income (loss):
Net investment income	1.89	0.50	0.65	0.62
Net gain (loss) on investments	4.41	3.14	(4.97)	(6.56)
Net income (loss)	6.30	3.64	(4.32)	(5.94)
Net asset value per Unit, September 30, 2024	$230.62	$161.84	$95.68	$94.06

Net asset value per Unit, December 31, 2024	$235.13	$164.69	$97.68	$95.51
Net loss:
Net investment income	1.80	0.31	0.89	0.27
Net loss on investments	(2.36)	(1.62)	(1.15)	(1.03)
Net loss	(0.56)	(1.31)	(0.26)	(0.76)
Net asset value per Unit, September 30, 2025	$234.57	$163.38	$97.42	$94.75

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Unaudited Financial Statements (continued)
7. Financial Highlights (continued)

The following represents ratios to average Members’ Capital and total return for the nine months ended September 30, 2025 and 2024:
	Class 0		Class 2		Class 3-A		Class 3-B
	2025	2024	2025	2024	2025	2024 *	2025	2024 **

Total return before Incentive Allocation	(0.24)%	3.36%	(0.80)%	2.77%	0.15%	(4.26)%	(0.22)%	(5.94)%
Incentive Allocation	0.00	(0.55)	0.00	(0.47)	(0.41)	(0.06)	(0.58)	0.00
Total return after Incentive Allocation	(0.24)%	2.81%	(0.80)%	2.30%	(0.26)%	(4.32)%	(0.80)%	(5.94)%

Net investment income before Incentive Allocation	0.75%	1.32%	0.19%	0.76%	1.18%	0.68%	0.77%	0.65%
Incentive Allocation	0.00	(0.53)	0.00	(0.46)	(0.29)	(0.01)	(0.49)	0.00
Net investment income after Incentive Allocation	0.75%	0.79%	0.19%	0.30%	0.89%	0.67%	0.28%	0.65%

Total expenses before Incentive Allocation	2.19%	2.13%	2.71%	2.65%	1.91%	0.72%	2.21%	1.12%
Incentive Allocation	0.00	0.53	0.00	0.46	0.29	0.01	0.49	0.00
Total expenses after Incentive Allocation	2.19%	2.66%	2.71%	3.11%	2.20%	0.73%	2.70%	1.12%

*For the period from June 1, 2024 through September 30, 2024.
**For the period from May 1, 2024 through September 30, 2024.

Total return is calculated for Class 0, Class 2, Class 3-A and Class 3-B Units taken as a whole. Total return is calculated as the change in total Members’ Capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment income and total expense ratios (including Incentive Allocation) are calculated for Class 0, Class 2, Class 3-A and Class 3-B Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment income, expenses, and Incentive Allocation. Net investment income and total expense ratios are computed based upon the weighted average of Members’ Capital for Class 0, Class 2, Class 3-A and Class 3-B Units of the Fund for the three and nine months ended September 30, 2025 and 2024 and are not annualized.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Unaudited Financial Statements (continued)
8. Subsequent Events

The Fund had subscriptions of approximately $0.5 million and redemptions of approximately $0.2 million from October 1, 2025 through November 14, 2025, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	September 30, 2025 (Unaudited)	December 31, 2024 (Audited)
Assets
Investment in Graham Cash Assets LLC, at fair value	$59,078,478	$61,337,499
Investments in Master Funds, at fair value	9,133,367	7,906,644
Receivable from Master Funds	28	35
Total assets	$68,211,873	$69,244,178

Liabilities and members’ capital
Liabilities:
Redemptions payable	$1,531,311	$2,497,257
Accrued professional fees	233,324	266,875
Accrued advisory fees	84,417	87,650
Accrued sponsor fees	32,480	37,407
Accrued administrator’s fees	8,411	7,291
Accrued operating expenses	4,408	3,744
Payable to Master Funds	46	160
Total liabilities	1,894,397	2,900,384

Members’ capital:
Class 0 Units (163,095.544 and 162,734.124 units issued and outstanding at $234.57 and $235.13 per unit, respectively)	38,257,254	38,263,258
Class 2 Units (97,163.737 and 107,073.070 units issued and outstanding at $163.38 and $164.69 per unit, respectively)	15,874,369	17,633,778
Class 3-A Units (15,051.329 and 5,611.660 issued and outstanding at $97.42 and $97.68 per unit, respectively)	1,466,350	548,137
Class 3-B Units (86,477.784 and 77,520.474 units issued and outstanding at $94.75 and $95.51 per unit, respectively)	8,193,447	7,404,183
Class M Units (4,671.470 units issued and outstanding at $540.74 and $533.97 per unit, respectively)	2,526,056	2,494,438
Total members’ capital	66,317,476	66,343,794
Total liabilities and members’ capital	$68,211,873	$69,244,178

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	September 30, 2025 (Unaudited)		December 31, 2024 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$3,558,773	5.37%	$2,932,998	4.42%
Graham Derivatives Strategies LLC	2,299,140	3.47%	1,533,539	2.31%
Graham K4D Trading Ltd.	3,275,454	4.93%	3,440,107	5.19%
Total investments in Master Funds	$9,133,367	13.77%	$7,906,644	11.92%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) gain allocated from investments in Master Funds:
Net realized loss on investments	$(1,822,938)	$(3,467,738)	$(1,159,797)	$(197,268)
Net (decrease) increase in unrealized appreciation on investments	(205,652)	136,935	616,695	1,694,218
Brokerage commissions and fees	(61,021)	(46,048)	(175,270)	(127,386)
Net (loss) gain allocated from investments in Master Funds	(2,089,611)	(3,376,851)	(718,372)	1,369,564

Net investment income allocated from investments in Master Funds	41,911	49,644	129,580	132,597

Investment income:
Interest income	635,185	631,067	1,887,230	2,148,491

Expenses:
Advisory fees	261,392	238,465	779,040	721,041
Professional fees	109,530	65,727	342,767	305,128
Sponsor fees	99,997	116,224	305,147	362,302
Administrator’s fee	25,275	20,194	75,731	61,685
Operating expenses	13,598	10,112	36,499	31,611
Interest expense	3,759	3,661	11,270	11,158
Total expenses	513,551	454,383	1,550,454	1,492,925
Net investment income of the Fund	121,634	176,684	336,776	655,566

Net (loss) income	(1,926,066)	(3,150,523)	(252,016)	2,157,727

Incentive allocation	–	–	(48,156)	(313,592)

Net (loss) income available for pro-rata allocation to all members	$(1,926,066)	$(3,150,523)	$(300,172)	$1,844,135

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the Three and Nine Months Ended September 30, 2025

	Class 0		Class 2		Class 3-A
	Units	Capital	Units	Capital	Units	Capital

Members’ capital, December 31, 2024	162,734.124	$38,263,258	107,073.070	$17,633,778	5,611.660	$548,137
Subscriptions	3,537.621	850,000	–	–	11,078.676	1,100,000
Redemptions	(2,428.954)	(587,976)	(6,092.658)	(1,024,706)	–	–
Incentive allocation	–	–	–	–	–	(4,375)
Net income	–	1,109,628	–	469,230	–	28,910
Members’ capital, March 31, 2025	163,842.791	39,634,910	100,980.412	17,078,302	16,690.336	1,672,672
Subscriptions	3,075.727	741,250	604.687	100,000	248.221	25,000
Redemptions	(2,692.363)	(649,148)	(1,871.234)	(317,298)	(2,494.280)	(249,458)
Incentive allocation	–	–	–	–	–	–
Net loss	–	(130,939)	–	(84,223)	–	(3,611)
Members’ capital, June 30, 2025	164,226.155	39,596,073	99,713.865	16,776,781	14,444.277	1,444,603
Subscriptions	965.351	228,977	–	–	1,755.565	175,000
Redemptions	(2,095.962)	(492,476)	(2,550.128)	(418,005)	(1,148.513)	(111,892)
Incentive allocation	–	–	–	–	–	–
Net loss	–	(1,075,320)	–	(484,407)	–	(41,361)
Members’ capital, September 30, 2025	163,095.544	$38,257,254	97,163.737	$15,874,369	15,051.329	$1,466,350

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital (continued)

For the Three and Nine Months Ended September 30, 2025

	Class 3-B		Class M		Total
	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2024	77,520.474	$7,404,183	4,671.470	$2,494,438	$66,343,794
Subscriptions	6,544.830	635,000	–	–	2,585,000
Redemptions	(419.639)	(40,942)	–	(48,127)	(1,701,751)
Incentive allocation	–	(43,752)	–	48,127	–
Net income	–	218,761	–	84,633	1,911,162
Members’ capital, March 31, 2025	83,645.665	8,173,250	4,671.470	2,579,071	69,138,205
Subscriptions	10,326.326	1,000,000	–	–	1,866,250
Redemptions	(1,523.096)	(147,257)	–	(29)	(1,363,190)
Incentive allocation	–	(29)	–	29	–
Net (loss) income	–	(22,658)	–	4,319	(237,112)
Members’ capital, June 30, 2025	92,448.895	9,003,306	4,671.470	2,583,390	69,404,153
Subscriptions	13,917.449	1,340,000	–	–	1,743,977
Redemptions	(19,888.560)	(1,882,215)	–	–	(2,904,588)
Incentive allocation	–	–	–	–	–
Net loss	–	(267,644)	–	(57,334)	(1,926,066)
Members’ capital, September 30, 2025	86,477.784	$8,193,447	4,671.470	$2,526,056	$66,317,476
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

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
	2025	2024
Cash flows provided by operating activities
Net (loss) income	$(252,016)	$2,157,727
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net loss (income) allocated from investments in Master Funds	638,833	(1,502,161)
Net (income) allocated from investment in Graham Cash Assets LLC	(1,937,271)	(2,148,491)
Proceeds from sale of investments in Master Funds	57,173,704	54,287,683
Proceeds from sale of investment in Graham Cash Assets LLC	47,911,248	38,396,008
Purchases of investments in Master Funds	(59,039,367)	(53,563,520)
Purchases of investment in Graham Cash Assets LLC	(43,714,956)	(35,455,704)
Changes in assets and liabilities:
(Decrease) in accrued professional fees	(33,551)	(18,437)
(Decrease) in accrued advisory fees	(3,233)	(1,870)
(Decrease) in accrued sponsor fees	(4,927)	(4,285)
Increase (decrease) in accrued administrator’s fees	1,120	(312)
Increase (decrease) in accrued operating expenses	664	(180)
Net cash provided by operating activities	740,248	2,146,458

Cash flows used in financing activities
Subscriptions	6,195,227	4,799,000
Redemptions (net of redemptions payable)	(6,935,475)	(6,945,458)
Net cash used in financing activities	(740,248)	(2,146,458)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental cash flow information
Interest paid	$11,270	$11,158

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

September 30, 2025
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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at September 30, 2025 and December 31, 2024. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices of investments held. The Master Funds’ currency translation gains and losses are included in the statements of operations and incentive allocation within net realized gain (loss) and net (decrease) increase in unrealized appreciation on investments.

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

GAIT’s investments in the Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in the Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the nine months ended September 30, 2025 or the year ended December 31, 2024 by GAIT, the Master Funds, or Cash Assets.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the nine months ended September 30, 2025 and the year ended December 31, 2024 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had no derivative instruments subject to credit risk related contingent features in a net liability position at September 30, 2025 and December 31, 2024, respectively. Graham Commodity Strategies LLC had no derivative instruments subject to credit risk related contingent features in a net liability position at September 30, 2025 and December 31, 2024, respectively. Graham Derivatives Strategies LLC had no derivative instruments subject to credit risk related contingent features in a net liability position at September 30, 2025 and December 31, 2024, respectively.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX seats and the shares of the CME Group at fair value. As of September 30, 2025 and December 31, 2024, the two NYMEX seats were valued at $360,000 and $315,000, respectively, and the 30,000 shares of CME Group were valued at $8,105,700 and $6,966,900, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Chicago Mercantile Exchange Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Mercantile Exchange (“CME”). As a result of its membership, Graham Commodity Strategies LLC owns two CME seats and 2,232 shares of the CME Group. Graham Commodity Strategies LLC’s policy is to value the CME seats and the shares of the CME Group at fair value. As of September 30, 2025 and December 31, 2024, the two CME seats were valued at $648,500 and $596,000, respectively, and the 2,232 shares of CME Group were valued at $603,064 and $518,337, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The CME seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the CME. As a result of its membership, Graham K4D Trading Ltd. owns one CME seat and 4,085 shares of the CME Group. Graham K4D Trading Ltd.’s policy is to value the CME seat and the shares of the CME Group at fair value. As of September 30, 2025 and December 31, 2024, the CME seat was valued at $182,000 and $160,000, respectively, and the 4,085 shares of the CME Group were valued at $1,103,726 and $948,660, respectively, all of which are included in Exchange memberships on Graham K4D Trading Ltd.’s statement of financial condition. The CME seat and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Chicago Board of Trade Membership

As of September 30, 2025, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns 3,265 shares of the CME Group as a result of its CBOT membership. Graham Commodity Strategies LLC’s policy is to value the CME shares at fair value. As of September 30, 2025 and December 31, 2024, the 3,265 shares of the CME Group were valued at $882,170 and $758,231, respectively, and are included in Exchange memberships on Graham Commodity LLC’s statement of financial condition. The CME shares are considered Level 1 assets as described in the Fair Value section of Note 2.

As of September 30, 2025, Graham Derivatives Strategies LLC, a Master Fund in which GAIT invests, is also a member of the CBOT under Rule 106.S and owns one B-1/Full seat (“CBOT membership”). Graham Derivatives Strategies LLC’s policy is to value the CBOT seat at fair value. As of September 30, 2025 and December 31, 2024, the CBOT seat was valued at $240,000 and $379,000, respectively, and is included in Exchange memberships on Graham Derivatives Strategies LLC’s statement of financial condition. The CBOT membership is considered a Level 1 asset as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT, is also a member of the CBOT under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat (collectively, “CBOT memberships”). Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of September 30, 2025 and December 31, 2024, the two B-1/Full seats were valued at a total of $480,000 and $758,000, respectively, and the B-2/Associate seat was valued at $54,000 and $91,500, respectively, all of which are included in Exchange memberships on Graham K4D Trading Ltd.’s statements of financial condition. Additionally, Graham K4D Trading Ltd. owns 970 shares of the CME Group as a result of its CBOT membership. Graham K4D Trading Ltd.’s policy is to value the CME Group shares at fair value. As of September 30, 2025 and December 31, 2024, the 970 shares of the CME Group were valued at $262,084 and $225,263, respectively. The CBOT memberships and shares of the CME Group are considered Level 1 assets as described in the Fair Value section of Note 2.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Commodity Exchange Membership

As of September 30, 2025, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Commodity Exchange (“COMEX”) and owns two COMEX seats. Graham Commodity Strategies LLC’s policy is to value the COMEX seats at fair value. As of September 30, 2025 and December 31, 2024, the two COMEX seats were valued at $186,000 and $172,000 in total and is included in Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The COMEX seats are considered Level 1 assets as described in the Fair Value section of Note 2.

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

Cash and Cash Equivalents

GAIT classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of GAIT’s cash would be limited to account insurance or other protection afforded by such deposit. At September 30, 2025 and December 31, 2024, GAIT did not have any cash or cash equivalents.

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At September 30, 2025 and December 31, 2024, no accruals have been recorded by GAIT for indemnifications.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds

As of September 30, 2025 and December 31, 2024, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management fees or incentive allocation, and all offer monthly subscriptions and redemptions.

September 30, 2025
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss) (nine months ended September 2025)

Global Macro Funds
Graham Commodity Strategies LLC	5.37%	$3,558,773	$2,478,798
Graham Derivatives Strategies LLC	3.47%	2,299,140	(1,493,214)

Systematic Macro Funds
Graham K4D Trading Ltd.	4.93%	3,275,454	(1,624,417)
	13.77%	$9,133,367	$(638,833)

December 31, 2024
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss) (nine months ended September 2024)

Global Macro Funds
Graham Commodity Strategies LLC	4.42%	$2,932,998	$1,487,185
Graham Derivatives Strategies LLC	2.31%	1,533,539	(787,569)

Systematic Macro Funds
Graham K4D Trading Ltd.	5.19%	3,440,107	707,112
	11.92%	$7,906,644	$1,406,728

The following table summarizes the financial position of each Master Fund as of September 30, 2025:

	Graham Commodity Strategies LLC (Delaware)	Graham Derivatives Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$137,885,407	$36,201,601	$50,693,892
Fixed income securities, at fair value (cost $37,211,880)	–	–	37,548,534
Derivative financial instruments, at fair value	2,922,091	37,643,905	25,945,224
Exchange memberships, at fair value	10,785,434	240,000	2,081,810
Interest receivable	184,045	71,593	162,333
Total assets	151,776,977	74,157,099	116,431,793

Liabilities:
Due to brokers	–	15,204	16,605,785
Derivative financial instruments, at fair value	9,308,124	–	–
Interest payable	10,984	19,591	107,225
Total liabilities	9,319,108	34,795	16,713,010
Members’ Capital / Net Assets	$142,457,869	$74,122,304	$99,718,783

Percentage of Master Fund held by GAIT	2.50%	3.10%	3.28%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2025:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Exchange memberships (cost $3,649,411)
United States (cost $3,649,411)
Financial services (cost $3,649,411)		$10,785,434	7.57%
Total exchange memberships		$10,785,434	7.57%

Derivative financial instruments
Long contracts
Futures
Commodity		$1,608,107	1.14%
Foreign bond		(509,506)	(0.36)%
Foreign index		461,877	0.32%
Interest rate		(76,421)	(0.05)%
U.S. bond
U.S. 2 yr Note (CBT) December 2025	33,692	(8,543,164)	(6.00)%
U.S. 5 - 10 yr Note (CBT) December 2025	12,584	(5,608,023)	(3.94)%
U.S. index		782,120	0.55%
Total futures		(11,885,010)	(8.34)%

Forwards
Foreign currency		1,240,899	0.87%
Total forwards		1,240,899	0.87%

Options (cost $6,766,941)
Commodity futures		1,073,690	0.75%
Currency futures		2,376,432	1.67%
Interest rate futures		1,160,569	0.81%
U.S. bond futures
U.S. 5 yr Note Friday Week 1 October 2025, $109.25 Call	1	12,000	0.01%
U.S. 5 yr Note Friday Week 1 October 2025, $109.50 Put	1	67,500	0.05%
U.S. 5 yr Note Friday Week 2 October 2025, $108.75 Put	1	22,422	0.02%
U.S. 5 yr Weekly October 2025, $109.00 Put	1	4,484	0.00%
U.S. 10 yr December 2025, $113.00 Call	1	192,828	0.14%
U.S. index futures		314,240	0.22%
Total options		5,224,165	3.67%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2025:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$64,358	0.05%
Foreign bond		1,145,368	0.80%
Foreign index		(324,708)	(0.23)%
Interest rate		(11,488)	(0.01)%
U.S. bond
U.S. Ultra Bond (CBT) December 2025	(9,477)	1,715,156	1.20%
U.S. 5 yr - 10 yr Note (CBT) December 2025	(1,651)	(238,328)	(0.17)%
U.S. index		37,693	0.03%
Total futures		2,388,051	1.67%

Forwards
Foreign currency		765,719	0.54%
Total forwards		765,719	0.54%

Options (proceeds $5,604,732)
Commodity futures		(960,050)	(0.67)%
Currency futures		(1,406,865)	(1.00)%
Interest rate futures		(1,243,406)	(0.87)%
U.S. bond futures
U.S. 5 yr Note Friday Week 1 October 2025, $109.75 - $110.25 Call	(2)	(21,002)	(0.01)%
U.S. 5 yr Note Friday Week 1 October 2025, $108.75 - $109.00 Put	(2)	(60,633)	(0.04)%
U.S. 5 yr Note Friday Week 2 October 2025, $108.25 Put	(1)	(13,477)	(0.01)%
U.S. 10 yr December 2025, $114.50 Call	(1)	(161,719)	(0.11)%
U.S. index futures		(252,705)	(0.18)%
Total options		(4,119,857)	(2.89)%
Total derivative financial instruments		$(6,386,033)	(4.48)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2025:

Description	Number of Contracts / Notional Amount		Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC
Exchange memberships (cost $305,000)
United States (cost $305,000)
Financial services (cost $305,000)			$240,000	0.32%
Total exchange memberships			$240,000	0.32%

Derivative financial instruments
Long contracts
Futures
Commodity			$(397,094)	(0.54)%
Foreign bond			(312,663)	(0.42)%
Foreign index			1,532,697	2.07%
Interest rate			119,390	0.16%
U.S. bond
U.S. 2 yr – 5 yr Note (CBT) December 2025		4,360	(903,789)	(1.22)%
U.S. Long Bond (CBT) December 2025		999	(236,750)	(0.32)%
U.S. index
S&P 500 E-Mini, December 2025		346	189,750	0.26%
Other U.S. index			140,515	0.19%
Total futures			132,056	0.18%

Forwards
Swiss franc / U.S. dollar 12/17/2025	₣	66,217,260	4,632,923	6.25%
Other foreign currency			155,242	0.21%
Total forwards			4,788,165	6.46%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (contined)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2025:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC (continued)
Derivative financial instruments (continued)
Long contracts (continued)
Options (cost $75,954,653)
Commodity futures
Gold (CMX) December 2025, $3,700.00 Put	1	$565,500	0.76%
Gold (CMX) December 2025, $4,000.00 Call	1	6,380,680	8.61%
Other commodity futures		2,639,553	3.56%
Currency
Australian dollar / U.S. dollar - (Digital) - November 2025, $0.68 - $0.69 Call	2	529,719	0.71%
Australian dollar / U.S. dollar - (Digital) - October 2025, $0.65 Put	1	39,221	0.05%
Australian dollar / U.S. dollar - (ERKO) - December 2025, $0.68 Call	1	312,690	0.42%
Australian dollar / U.S. dollar - (RKO) - October 2025, $0.67 Call	1	38,015	0.05%
Australian dollar / U.S. dollar - October 2025 - December 2026, $0.65 - $0.68 Call	4	4,180,700	5.64%
Australian dollar / U.S. dollar - October 2025, $0.64 - $0.65 Put	3	58,897	0.08%
Euro dollar / U.S. dollar - (Digital) - October 2025, $1.20 Call	1	611,929	0.83%
Euro dollar / U.S. dollar - (Digital) - November 2025, $1.10 - $1.12 Put	2	18,117	0.02%
Euro dollar / U.S. dollar - (EKO) - October 2025, $1.18 Call	1	166,744	0.22%
Euro dollar / U.S. dollar - (RKO) - October 2025, $1.18 Call	1	605,129	0.82%
Euro dollar / U.S. dollar - October 2025 - May 2026, $1.18 - $1.20 Call	6	3,409,879	4.60%
Euro dollar / U.S. dollar - October 2025 - February 2026, $1.16 - $1.17 Put	7	3,460,387	4.67%
U.S. dollar / Swiss Franc - (Digital) - December 2025, $0.86 - $0.88 Call	2	46,789	0.06%
Other currency		13,054,584	17.61%
Interest rate futures		(3,353,854)	(4.52)%
U.S. bond futures
U.S. 10 yr Future, November 2025 - March 2026, $109.00 - $113.00 Put	3	8,413,188	11.35%
U.S. index futures
S&P 500 E-Mini, December 2025, $6,650.00 - $7,100.00 Call	3	27,270,150	36.80%
Total options		68,448,017	92.34%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2025:
Description	Number of Contracts / Notional Amount		Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity
Gold 100 Oz., December 2025		(107)	$1,171,570	1.58%
Other commodity			151,570	0.21%
Foreign bond			(304,961)	(0.41)%
U.S. bond
U.S. 10 yr Note (CBT) December 2025		(1,441)	474,438	0.64%
Total futures			1,492,617	2.02%

Forwards
Swiss Franc / U.S. dollar 12/17/2025	₣	(67,349,214)	(6,067,685)	(8.18)%
Other foreign currency			(4,437)	(0.01)%
Total forwards			(6,072,122)	(8.19)%

Options (proceeds $38,191,355)
Commodity futures
Gold (CMX) December 2025, $4,100.00 Call		(1)	(3,841,320)	(5.18)%
Gold (CMX) December 2025, $3,500.00 Put		(1)	(135,000)	(0.18)%
Other commodity			(1,941,980)	(2.62)%
Currency
Australian dollar / U.S. dollar - October 2025 - December 2025, $0.65 - $0.70 Call		(5)	(3,061,177)	(4.13)%
Euro dollar / U.S. dollar - October 2025 - May 2026, $1.21 - $1.23 Call		(3)	(2,116,041)	(2.85)%
Euro dollar / U.S. dollar - December 2025 - February 2026, $1.10 - $1.15 Put		(3)	(1,510,765)	(2.04)%
Other currency			(3,755,446)	(5.07)%
Interest rate futures			3,378,102	4.56%
U.S. bond futures
U.S. 10 yr Future, November 2025 – March 2026, $107.50 - $112.00 Put		(3)	(4,026,438)	(5.43)%
U.S. index futures
S&P 500 E-Mini, December 2025, $6,800.00 - $7,250.00 Call		(3)	(14,134,763)	(19.08)%
Total options			(31,144,828)	(42.02)%
Total derivative financial instruments			$37,643,905	50.79%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2025:

Description	Principal Amount/ Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Fixed income securities (cost $37,211,880)
Government Bonds (cost $37,211,880)
United States (cost $37,211,880)
U.S. Treasury bill 0.00% due 01/22/2026	$38,000,000	$37,548,534	37.65%
Total Government Bonds		37,548,534	37.65%
Total fixed income securities (cost $37,211,880)		$37,548,534	37.65%

Exchange memberships (cost $1,924,208)
United States (cost $1,924,208)
Financial services (cost $1,924,208)		$2,081,810	2.09%
Total exchange memberships		$2,081,810	2.09%

Derivative financial instruments
Long contracts
Futures
Commodity
Gold 100 oz December 2025	137	$5,890,086	5.91%
Other commodity		7,857,535	7.87%
Currency		(27,901)	(0.03)%
Foreign bond		(665,619)	(0.67)%
Foreign index		2,930,548	2.94%
Interest rate		(1,095,860)	(1.10)%
U.S. bond
U.S. Long Bond (CBT) December 2025	506	19,250	0.02%
U.S. 10 yr Note (CBT) December 2025	1,012	(213,172)	(0.21)%
U.S. index		1,799,972	1.81%
Total futures		16,494,839	16.54%

Forwards
Foreign currency		(2,280,927)	(2.29)%
Total forwards		(2,280,927)	(2.29)%

Swaps (cost $6,096,455)
Interest rate		1,854,751	1.86%
Total swaps		1,854,751	1.86%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2025:

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$5,496,703	5.51%
Currency		5,153	0.01%
Foreign bond		(251,266)	(0.25)%
Foreign index		(332,451)	(0.33)%
Interest rate		(136,670)	(0.14)%
U.S. bond
U.S. 2 yr - 5 yr Note (CBT) December 2025	(4,636)	177,594	0.18%
U.S. Ultra Bond (CBT) December 2025	(20)	(25,188)	(0.03)%
Total futures		4,933,875	4.95%

Forwards
Foreign currency		4,993,745	5.01%
Total forwards		4,993,745	5.01%

Swaps (proceeds $4,309,774)
Interest rate		(51,059)	(0.05)%
Total swaps		(51,059)	(0.05)%
Total derivative financial instruments		$25,945,224	26.02%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of September 30, 2025:
	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$2,204,710	$1,465,215	$21,685,056
Commodity futures options	1,073,690	9,585,733	–
Currency futures	–	–	12,519
Exchange memberships*	10,785,434	240,000	2,081,810
Foreign bond futures	2,075,789	–	807,254
Foreign index futures	461,877	1,563,655	2,933,973
Interest rate futures	73,734	424,542	116,599
Interest rate futures options	1,160,569	3,712,943	–
U.S. bond futures	1,721,836	514,899	196,844
U.S. bond futures options	299,233	8,413,188	–
U.S. index futures	958,093	330,265	1,799,972
U.S. index futures options	314,240	27,270,150	–
Total Level 1	21,129,205	53,520,590	29,634,027

Level 2:
Currency options	2,376,432	26,532,800	–
Foreign currency forwards	3,681,507	5,520,940	6,877,412
Government bonds*	–	–	37,548,534
Interest rate swaps	–	–	5,522,515
Total Level 2	6,057,939	32,053,740	49,948,461
Total investment related assets	$27,187,144	$85,574,330	$79,582,488

Liabilities
Level 1:
Commodity futures	$(532,245)	$(539,169)	$(2,440,732)
Commodity futures options	(960,050)	(5,918,300)	–
Currency futures	–	–	(35,267)
Foreign bond futures	(1,439,927)	(617,624)	(1,724,139)
Foreign index futures	(324,708)	(30,958)	(335,876)
Interest rate futures	(161,643)	(305,152)	(1,349,129)
Interest rate futures options	(1,243,406)	(3,688,695)	–
U.S. bond futures	(14,396,195)	(1,181,000)	(238,360)
U.S. bond futures options	(256,830)	(4,026,438)	–
U.S. index futures	(138,280)	–	–
U.S. index futures options	(252,705)	(14,134,763)	–
Total Level 1	(19,705,989)	(30,442,099)	(6,123,503)

Level 2:
Currency options	(1,406,865)	(10,443,429)	–
Foreign currency forwards	(1,674,889)	(6,804,897)	(4,164,594)
Interest rate swaps	–	–	(3,718,823)
Total Level 2	(3,081,754)	(17,248,326)	(7,883,417)
Total investment related liabilities	$(22,787,743)	$(47,690,425)	$(14,006,920)

* See each Master Fund’s condensed schedule of investments for breakout of industry and geographic region.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its quarterly notional amounts and number of contracts for the nine months ended September 30, 2025. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at September 30, 2025 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$111,203,257	848	$(11,722,824)	(163)	$2,204,710	$(532,245)
Options (a)	9,708,969	637	(11,380,964)	(429)	1,073,690	(960,050)
	120,912,226	1,485	(23,103,788)	(592)	3,278,400	(1,492,295)

Equity price
Futures	141,278,199	522	(82,384,436)	(339)	1,419,970	(462,988)
Options (a)	11,740,105	173	(12,288,688)	(252)	314,240	(252,705)
	153,018,304	695	(94,673,124)	(591)	1,734,210	(715,693)
Foreign currency exchange rate
Forwards	186,864,489	N/A	(282,863,562)	N/A	3,681,507	(1,674,889)
Options (a)	75,594,896	33	(82,746,798)	(33)	2,376,432	(1,406,865)
	262,459,385	33	(365,610,360)	(33)	6,057,939	(3,081,754)

Interest rate
Futures	6,183,284,282	40,869	(1,233,005,760)	(8,493)	3,871,359	(15,997,765)
Options (a)	445,513,971	5,463	(428,736,402)	(10,111)	1,459,802	(1,500,236)
	6,628,798,253	46,332	(1,661,742,162)	(18,604)	5,331,161	(17,498,001)
Total	$7,165,188,168	48,545	$(2,145,129,434)	(19,820)	$16,401,710	$(22,787,743)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Derivatives Strategies LLC based on its quarterly notional amounts and number of contracts for the nine months ended September 30, 2025. The table also displays the fair value of derivative contracts held by Graham Derivatives Strategies LLC at September 30, 2025 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$53,454,689	406	$(40,082,382)	(495)	$1,465,215	$(539,169)
Options (a)	215,959,382	7,463	(183,945,937)	(6,306)	9,585,733	(5,918,300)
	269,414,071	7,869	(224,028,319)	(6,801)	11,050,948	(6,457,469)

Equity price
Futures	237,941,479	1,927	–	–	1,893,920	(30,958)
Options (a)	312,952,040	3,771	(214,414,419)	(3,932)	27,270,150	(14,134,763)
	550,893,519	5,698	(214,414,419)	(3,932)	29,164,070	(14,165,721)
Foreign currency exchange rate
Forwards	405,691,323	N/A	(530,512,676)	N/A	5,520,940	(6,804,897)
Options (a)	1,479,255,516	51	(1,083,062,943)	(60)	26,532,800	(10,443,429)
	1,884,946,839	51	(1,613,575,619)	(60)	32,053,740	(17,248,326)

Interest rate
Futures	2,576,469,566	15,847	(751,183,478)	(4,592)	939,441	(2,103,776)
Options (a)	1,868,688,502	27,478	(1,745,567,928)	(29,032)	12,126,131	(7,715,133)
	4,445,158,068	43,325	(2,496,751,406)	(33,624)	13,065,572	(9,818,909)
Total	$7,150,412,497	56,943	$(4,548,769,763)	(44,417)	$85,334,330	$(47,690,425)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its quarterly notional amounts and number of contracts for the nine months ended September 30, 2025. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at September 30, 2025 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$329,017,813	3,401	$(117,226,851)	(3,454)	$21,685,056	$(2,440,732)
	329,017,813	3,401	(117,226,851)	(3,454)	21,685,056	(2,440,732)

Equity price
Futures	404,960,809	2,657	(32,940,304)	(291)	4,733,945	(335,876)
	404,960,809	2,657	(32,940,304)	(291)	4,733,945	(335,876)
Foreign currency exchange rate
Forwards	586,421,647	N/A	(688,281,332)	N/A	6,877,412	(4,164,594)
Futures	6,674,454	75	(7,122,849)	(76)	12,519	(35,267)
	593,096,101	75	(695,404,181)	(76)	6,889,931	(4,199,861)

Interest rate
Futures	1,787,201,720	10,572	(785,920,243)	(4,151)	1,120,697	(3,311,628)
Swaps	441,469,950	12	(340,030,860)	(16)	5,522,515	(3,718,823)
	2,228,671,670	10,584	(1,125,951,103)	(4,167)	6,643,212	(7,030,451)
Total	$3,555,746,393	16,717	$(1,971,522,439)	(7,988)	$39,952,144	$(14,006,920)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at September 30, 2025 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and derivative liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$16,401,710	$(13,479,619)	$2,922,091	$–	$2,922,091
Derivative liabilities	$(22,787,743)	$13,479,619	$(9,308,124)	$9,308,124	$–

Graham Derivatives Strategies LLC[2]
Derivative assets	$85,334,330	$(47,690,425)	$37,643,905	$(15,204)	$37,628,701
Derivative liabilities	$(47,690,425)	$47,690,425	$–	$–	$–

Graham K4D Trading Ltd.[3]
Derivative assets	$39,952,144	$(14,006,920)	$25,945,224	$–	$25,945,224
Derivative liabilities	$(14,006,920)	$14,006,920	$–	$–	$–

1 Net derivative asset and liability amounts presented in the statements of financial condition are held with two counterparties. At September 30, 2025, additional collateral pledged in the amount of $128,577,283 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

2 Net derivative asset amounts presented in the statements of financial condition are held with three counterparties. At September 30, 2025, additional collateral pledged in the amount of $36,201,601 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

3 Net derivative asset amounts presented in the statements of financial condition are held with two counterparties. At September 30, 2025, additional collateral pledged in the amount of $50,693,892 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended September 30, 2025:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$921,786	$217,462	$334,195

Net realized gain (loss) on investments	3,764,185	(64,106,698)	2,208,791
Net (decrease) increase in unrealized appreciation on investments	(20,339,637)	(11,255,279)	20,394,777
Brokerage commissions and fees	(502,566)	(1,381,490)	(152,358)
Net (loss) gain on investments	(17,078,018)	(76,743,467)	22,451,210
Net (loss) income	$(16,156,232)	$(76,526,005)	$22,785,405

The following table summarizes the results of operations of each Master Fund for the nine months ended September 30, 2025:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$2,543,161	$816,065	$851,667

Net realized gain (loss) on investments	84,792,129	(47,217,934)	(57,171,785)
Net (decrease) increase in unrealized appreciation on investments	(2,180,145)	1,597,619	16,390,322
Brokerage commissions and fees	(1,482,766)	(3,699,338)	(405,578)
Net gain (loss) on investments	81,129,218	(49,319,653)	(41,187,041)
Net income (loss)	$83,672,379	$(48,503,588)	$(40,335,374)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the gains and losses on all derivative instruments held by the Master Funds reported in net realized gain (loss) and net (decrease) increase in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended September 30, 2025:

	Graham Commodity Strategies LLC		Graham Derivatives Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain	Net decrease in unrealized appreciation on investments	Net realized loss	Net decrease in unrealized appreciation on investments	Net realized gain	Net increase in unrealized appreciation on investments
Commodity price
Futures	$15,891,084	$5,806,945	$10,216,892	$476,611	$(2,100,031)	$27,569,172
Options	(22,015)	(104,270)	(781,545)	3,333,120	–	–
	15,869,069	5,702,675	9,435,347	3,809,731	(2,100,031)	27,569,172
Equity price
Futures	(9,091,245)	(2,314,526)	(9,341,205)	(246,456)	21,666,801	(5,855,964)
Options	(181,770)	43,155	(6,432,720)	2,714,875	–	–
	(9,273,015)	(2,271,371)	(15,773,925)	2,468,419	21,666,801	(5,855,964)
Foreign currency exchange rate
Forwards	8,938,764	(1,672,482)	29,799	2,361,330	2,222,299	(4,355,695)
Futures	–	–	–	–	(70,593)	71,516
Options	(326,252)	(613,533)	(54,144,775)	(14,754,707)	–	–
	8,612,512	(2,286,015)	(54,114,976)	(12,393,377)	2,151,706	(4,284,179)
Interest rate
Futures	(2,442,154)	(22,728,420)	(7,310,556)	(5,590,491)	(19,510,995)	3,055,095
Options	967,255	277,081	(6,050,833)	(346,210)	–	–
Swaps	–	–	–	–	(742,820)	636,385
	(1,474,899)	(22,451,339)	(13,361,389)	(5,936,701)	(20,253,815)	3,691,480
Total	$13,733,667	$(21,306,050)	$(73,814,943)	$(12,051,928)	$1,464,661	$21,120,509

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the gains and losses on all derivative instruments held by the Master Funds reported in net realized gain (loss) and net (decrease) increase in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the nine months ended September 30, 2025:

	Graham Commodity Strategies LLC		Graham Derivatives Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain	Net decrease in unrealized appreciation on investments	Net realized loss	Net increase in unrealized appreciation on investments	Net realized loss	Net increase in unrealized appreciation on investments
Commodity price
Futures	$57,443,531	$3,758,546	$24,318,989	$1,070,238	$(20,874,152)	$19,350,842
Options	302,746	(69,829)	3,860,044	3,760,858	–	–
	57,746,277	3,688,717	28,179,033	4,831,096	(20,874,152)	19,350,842
Equity price
Futures	(21,310,882)	3,803,487	(24,377,089)	1,812,542	29,019,798	9,862,257
Options	(107,320)	10,692	(12,803,002)	6,478,756	–	–
	(21,418,202)	3,814,179	(37,180,091)	8,291,298	29,019,798	9,862,257
Foreign currency exchange rate
Forwards	17,133,004	2,244,931	(4,131,865)	(1,752,805)	(25,036,308)	(10,573,530)
Futures	–	–	–	–	(384,167)	(425,758)
Options	(589,474)	(398,353)	(77,174,369)	(10,423,098)	–	–
	16,543,530	1,846,578	(81,306,234)	(12,175,903)	(25,420,475)	(10,999,288)
Interest rate
Futures	50,486,703	(11,962,267)	14,730,142	(1,650,194)	(39,825,449)	(1,384,196)
Options	305,515	181,898	(15,732,041)	1,322,400	–	–
Swaps	–	–	–	–	(352,515)	(163,804)
	50,792,218	(11,780,369)	(1,001,899)	(327,794)	(40,177,964)	(1,548,000)
Total	$103,663,823	$(2,430,895)	$(91,309,191)	$618,697	$(57,452,793)	$16,665,811

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended September 30, 2024:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$893,350	$136,476	$318,983

Net realized gain (loss) on investments	(3,411,518)	8,772,859	(78,295,717)
Net (decrease) increase in unrealized appreciation on investments	(7,232,593)	(3,067,987)	9,371,963
Brokerage commissions and fees	(292,443)	(904,964)	(92,098)
Net (loss) gain on investments	(10,936,554)	4,799,908	(69,015,852)
Net (loss) income	$(10,043,204)	$4,936,384	$(68,696,869)

The following table summarizes the results of operations of each Master Fund for the nine months ended September 30, 2024:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$2,468,416	$548,764	$661,597

Net realized gain (loss) on investments	49,451,520	(16,831,919)	(32,201,782)
Net (decrease) increase in unrealized appreciation on investments	(4,322,866)	(4,294,445)	35,802,085
Brokerage commissions and fees	(802,607)	(2,533,456)	(282,354)
Net gain (loss) on investments	44,326,047	(23,659,820)	3,317,949
Net income (loss)	$46,794,463	$(23,111,056)	$3,979,546

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. Cash Assets maintains cash and cash equivalents on deposit with major U.S. institutions, which may exceed federally insured limits. It also invests in debt obligations guaranteed by the U.S. Federal government, which generally range in maturity from one day to thirty months. Cash Assets currently intends to hold all fixed income securities until maturity and values them at amortized cost which approximates fair value.  If Cash Assets were forced to sell some of its securities in the open market before they mature to meet unanticipated redemption requests (whether from GAIT or other entities affiliated with the manager), the market value of the securities at such time may be below their amortized cost, causing a loss for GAIT’s investors. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT’s investment in Cash Assets at September 30, 2025 and December 31, 2024 is $59,078,478 and $61,337,499, respectively, which represents a percentage of GAIT’s Members’ Capital of 89.08% and 92.45%, respectively.

GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis. For the three and nine months ended September 30, 2025, the total amount recognized by GAIT with respect to its investment in Cash Assets was $635,185 and $1,937,271, respectively. For the three and nine months ended September 30, 2024, the total amount recognized by GAIT with respect to its investment in Cash Assets was $726,500 and $2,243,924, respectively. These amounts are included in realized gain and interest income in the statements of operations and incentive allocation. At September 30, 2025 and December 31, 2024, GAIT owned approximately 0.74% and 0.86%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$672,880,581	$334,528,628
Investments in fixed income securities (amortized cost $7,288,393,181 and $6,781,806,360 respectively)	7,288,393,181	6,781,806,360
Interest receivable	27,782,428	9,596,261
Total assets	7,989,056,190	7,125,931,249

Liabilities:
Due to broker	134	137
Total liabilities	134	137
Members’ capital	$7,989,056,056	$7,125,931,112

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
4. Graham Cash Assets LLC (continued)

The following table summarizes the results of operations of Cash Assets for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net gain on investments
Net realized gain on investments	$–	$10,790,020	$6,238,059	$10,790,020
Total net gain on investments	–	10,790,020	6,238,059	10,790,020

Investment income
Interest income	82,347,797	72,759,094	236,448,555	237,301,220
Total investment income	82,347,797	72,759,094	236,448,555	237,301,220

Expenses:
Bank fee expense	106,983	151,760	408,224	509,826
Total expenses	106,983	151,760	408,224	509,826
Net investment income	82,240,814	72,607,334	236,040,331	236,791,394
Net income	$82,240,814	$83,397,354	$242,278,390	$247,581,414

The following represents the condensed schedule of investments of Cash Assets as of September 30, 2025:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $7,288,393,181)
United States
Government Bonds (amortized cost $6,192,437,192)
U.S. Treasury bond 0.75% due 04/30/2026	$500,000,000	$489,752,782	6.13%
U.S. Treasury bond 0.88% due 09/30/2026	500,000,000	483,482,173	6.05%
U.S. Treasury bond 1.63% due 05/15/2026	500,000,000	492,314,209	6.16%
U.S. Treasury bond 3.75% due 04/15/2026	500,000,000	497,730,721	6.23%
U.S. Treasury bond 0.25% - 4.25% due 10/15/2025 –9/30/2027	4,350,000,000	4,229,157,307	52.94%
Total Government Bonds		6,192,437,192	77.51%

Treasury Bills (amortized cost $1,095,955,989)
U.S. Treasury bills 0.00% due 10/02/2025 – 1/22/2026	1,100,000,000	1,095,955,989	13.72%
Total Treasury Bills		1,095,955,989	13.72%
Total United States		7,288,393,181	91.23%
Total Investments in Fixed Income Securities		$7,288,393,181	91.23%

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

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Assets
Level 2:
Fixed income securities
Government bonds	$6,192,437,192	$2,920,547,412
Treasury bills	1,095,955,989	3,861,258,948
Total fixed income securities	7,288,393,181	6,781,806,360
Total Level 2	7,288,393,181	6,781,806,360
Total assets	$7,288,393,181	$6,781,806,360

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

6. Fees and Related Party Transactions

Advisory Fees

Class 0 and Class 2 of GAIT paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. Class 3-A and Class 3-B have an advisory fee at an aggregate annual rate of 1.50% and 2.00% of the Members’ Capital of such Class, respectively. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. Class M has no advisory fee. The Advisory Fees paid to the Manager for the nine months ended September 30, 2025 and 2024 were $779,040 and $721,041, respectively.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
6. Fees and Related Party Transactions (continued)

Sponsor Fees

Class 0 and Class 2 of GAIT paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. Class 3-A, Class 3-B and Class M of GAIT have no sponsor fee. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager by Class 0 and Class 2 for the nine months ended September 30, 2025 and 2024 were $305,147 and $362,302, respectively.

Class 0	Class 2
0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. The Incentive Allocation for the nine months ended September 30, 2025 and 2024 was $48,156 and $313,592, respectively.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

Administrator’s Fees

For the nine months ended September 30, 2025 and 2024, GAIT paid SEI monthly administrator’s fees based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT paid SEI for regulatory compliance services and reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $75,731 and $61,685, respectively.

Professional Fees

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with GAIT’s audit, tax and legal fees (“professional fees”). The total professional fees incurred by GAIT for the nine months ended September 30, 2025 and 2024 were $342,767 and $305,128, respectively.

Operating Expenses

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the GAIT’s investments, operations, and business (“operating expenses”).  For the nine months ended September 30, 2025 and 2024, GAIT reimbursed the Manager for operating expenses which were comprised of market data and technology costs associated with its assets allocated to the various Master Funds. The total operating expenses incurred by GAIT for the nine months ended September 30, 2025 and 2024 were $36,499 and $31,611, respectively.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. GAIT identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated GAIT’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-U.S. jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations and incentive allocation. No such interest and/or penalties were assessed to GAIT for the nine months ended September 30, 2025 and 2024.

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
9. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended September 30, 2025 and 2024:

	Class 0	Class 2	Class 3-A	Class 3-B
Per unit operating performance
Net asset value per Unit, June 30, 2024	$241.88	$170.06	$100.23	$98.65
Net loss:
Net investment income	0.91	0.33	0.62	0.50
Net loss on investments	(12.17)	(8.55)	(5.17)	(5.09)
Net loss	(11.26)	(8.22)	(4.55)	(4.59)
Net asset value per Unit, September 30, 2024	$230.62	$161.84	$95.68	$94.06

Net asset value per Unit, June 30, 2025	$241.11	$168.25	$100.01	$97.39
Net loss:
Net investment income	0.61	0.12	0.37	0.26
Net loss on investments	(7.15)	(4.99)	(2.96)	(2.90)
Net loss	(6.54)	(4.87)	(2.59)	(2.64)
Net asset value per Unit, September 30, 2025	$234.57	$163.38	$97.42	$94.75

The following represents ratios to average Members’ Capital, excluding the Manager, and total return for the three months ended September 30, 2025 and 2024:

	Class 0		Class 2		Class 3-A		Class 3-B
	2025	2024	2025	2024	2025	2024	2025	2024

Total return before Incentive Allocation	(2.71)%	(4.66)%	(2.90)%	(4.83)%	(2.59)%	(4.54)%	(2.71)%	(4.65)%
Incentive Allocation	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(2.71)%	(4.66)%	(2.90)%	(4.83)%	(2.59)%	(4.54)%	(2.71)%	(4.65)%

Net investment income before Incentive Allocation	0.26%	0.38%	0.07%	0.20%	0.38%	0.64%	0.27%	0.53%
Incentive Allocation	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Net investment income after Incentive Allocation	0.26%	0.38%	0.07%	0.20%	0.38%	0.64%	0.27%	0.53%

Total expenses before Incentive Allocation	0.72%	0.65%	0.91%	0.84%	0.59%	0.67%	0.73%	0.83%
Incentive Allocation	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.72%	0.65%	0.91%	0.84%	0.59%	0.67%	0.73%	0.83%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
9. Financial Highlights (continued)

The following is the per Unit operating performance calculation for the nine months ended September 30, 2025 and 2024:

	Class 0	Class 2	Class 3-A	Class 3-B
Per unit operating performance
Net asset value per Unit, December 31, 2023	$224.32	$158.20	$–	$–
Initial asset value per share, May 1, 2024	–	–	–	100.00
Initial asset value per share, June 1, 2024	–	–	100.00	–
Net income (loss):
Net investment income	1.90	0.51	0.65	0.65
Net gain (loss) on investments	4.40	3.13	(4.97)	(6.59)
Net income (loss)	6.30	3.64	(4.32)	(5.94)
Net asset value per Unit, September 30, 2024	$230.62	$161.84	$95.68	$94.06

Net asset value per Unit, December 31, 2024	$235.13	$164.69	$97.68	$95.51
Net loss:
Net investment income	1.79	0.31	0.86	0.24
Net loss on investments	(2.35)	(1.62)	(1.12)	(1.00)
Net loss	(0.56)	(1.31)	(0.26)	(0.76)
Net asset value per Unit, September 30, 2025	$234.57	$163.38	$97.42	$94.75

The following represents ratios to average Members’ Capital, excluding the Manager, and total return for the nine months ended September 30, 2025 and 2024:

	Class 0		Class 2		Class 3-A		Class 3-B
	2025	2024	2025	2024	2025	2024*	2025	2024**

Total return before Incentive Allocation	(0.24)%	3.36%	(0.80)%	2.77%	0.15%	(4.26)%	(0.22)%	(5.94)%
Incentive Allocation	0.00	(0.55)	0.00	(0.47)	(0.41)%	(0.06)	(0.58)	0.00
Total return after Incentive Allocation	(0.24)%	2.81%	(0.80)%	2.30%	(0.26)%	(4.32)%	(0.80)%	(5.94)%

Net investment income before Incentive Allocation	0.75%	1.32%	0.19%	0.76%	1.17%	0.67%	0.76%	0.69%
Incentive Allocation	0.00	(0.52)	0.00	(0.45)	(0.30)	(0.01)	(0.51)	0.00
Net investment income after Incentive Allocation	0.75%	0.80%	0.19%	0.31%	0.87%	0.66%	0.25%	0.69%

Total expenses before Incentive Allocation	2.18%	2.12%	2.73%	2.68%	1.89%	0.72%	2.21%	1.11%
Incentive Allocation	0.00	0.52	0.00	0.45	0.30	0.01	0.51%	0.00
Total expenses after Incentive Allocation	2.18%	2.64%	2.73%	3.13%	2.19%	0.73%	2.72%	1.11%

*For the period from June 1, 2024 through September 30, 2024.
**For the period from May 1, 2024 through September 30, 2024.

Total return is calculated for Class 0, Class 2, Class 3-A and Class 3-B units taken as a whole. Total return is calculated as the change in total Members’ Capital, excluding that of the Manager, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment income and total expense ratios (including Incentive Allocation) are calculated for the Class 0, Class 2, Class 3-A and Class 3-B units taken as a whole and include amounts from GAIT and net investment income and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment income, total expenses and Incentive Allocation. Net investment income and total expense ratios are computed based upon the weighted average of Members’ Capital of GAIT, excluding that of the Manager, for the three and nine months ended September 30, 2025 and 2024 and have not been annualized.

10. Subsequent Events

GAIT had subscriptions of $0.6 million and redemptions of approximately $0.9 million from October 1, 2025 through November 14, 2025, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

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

For the three months ended September 30, 2025, the Core Macro Portfolio’s Members’ Capital decreased by $754,621 or -2.5%. The net decrease in the Core Macro Portfolio was attributable to net loss of $857,934 or –2.9% and redemptions totaling $860,664 or –2.8%, offset by subscriptions of $963,977 or 3.2% for the period.

For the nine months ended September 30, 2025, the Core Macro Portfolio’s Members’ Capital increased by $1,475,281 or 5.2%. The net increase in the Core Macro Portfolio was attributable to subscriptions of $4,448,977 or 15.7%, offset by net loss of $169,877 or -0.6% and redemptions totaling $2,803,819 or –9.9% for the period.

Index
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

Index
2025 Summary

Three Months Ended September 30, 2025

For the three months ended September 30, 2025, the Core Macro Portfolio experienced a net trading loss of $898,358. The trading results are attributable to the following sectors:

Agriculture / Softs	$98,996
Base Metals	19,362
Energy	9,282
Equities	(95,089)
Foreign Exchange	(814,909)
Long Term / Intermediate Rates	(690,189)
Precious Metals	673,124
Short Term Rates	(98,935)
$(898,358)

The Core Macro Portfolio recorded trading losses in the third quarter of 2025. In fixed income, curve steepener positions in the U.S. and long positions on the front end and belly of the European yield curve led to losses. The portfolio experienced losses in currencies mainly from long exposure to the euro versus the U.S. dollar. In equities, long positions in European benchmark indices and short positions in the S&P 500 led to losses, which were partially offset by gains from long positions in the Hang Seng Index and U.K. benchmark indices. The portfolio delivered gains in commodities from long positions in precious metals and coffee, with additional gains from short positions in grains.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended September 30, 2025, Advisory Fees increased by $12,604 or 11.7%, Sponsor Fees decreased by $6,716 or -12.8%, and Administrator’s Fees increased by $2,490 or 28.5% in the Fund over the corresponding period of the preceding year. The movements are consistent with the timing of profit and loss and capital activity during the quarter. During the same period, interest income increased by $6,376 or 2.2%. Interest was earned on free cash at an average annualized yield of 4.16% for the three months ended September 30, 2025 compared to 4.24% for the same period in 2024.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended September 30, 2025 and 2024, the Incentive Allocation was $0 and $0, respectively. For the three months ended September 30, 2025 and 2024, the portfolio has not yet recovered previous losses.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of September 30, 2025 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	5.2%
Base Metals	(0.9)%
Energy	(1.2)%
Equities	6.3%
Foreign Exchange	(6.8)%
Long Term / Intermediate Rates	75.9%
Precious Metals	(0.1)%
Short Term Rates	21.6%
100.0%

Index
Nine Months Ended September 30, 2025

For the nine months ended September 30, 2025, the Core Macro Portfolio experienced a net trading loss of $261,278. The trading results are attributable to the following sectors:

Agriculture / Softs	$48,372
Base Metals	183,476
Energy	(456,088)
Equities	83,624
Foreign Exchange	(1,315,956)
Long Term / Intermediate Rates	(353,487)
Precious Metals	1,466,088
Short Term Rates	82,693
$(261,278)

The Core Macro Portfolio recorded modest trading losses during the first three quarters of 2025. Most of the losses were concentrated in currencies due to short positions in the Swiss franc versus the U.S. dollar during the first half of the year, short positions in the euro versus the U.S. dollar during the first quarter, long positions in the euro versus the U.S. dollar in the third quarter, mixed positions in the Japanese yen and the Australian dollar versus the U.S. dollar, and short positions in the British pound sterling, the Chinese yuan, and the Canadian dollar versus the U.S. dollar. In fixed income, curve steepener positions in the U.S., mixed positions in U.K. gilts, and short positions in Japanese government bonds led to losses. The portfolio recorded modest gains in equities due to long positions in the Hang Seng Index, U.K. benchmark indices, and U.S. benchmark indices. In commodities, long positions in precious metals and copper resulted in gains, which were partially offset by losses from positions in energy, particularly in early April following the U.S. tariff announcements and in mid-June when conflict between Israel and Iran drove significant volatility in energy markets.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the nine months ended September 30, 2025, Advisory Fees increased by $28,328 or 8.7%, Sponsor Fees decreased by $28,665 or -17.2%, and Administrator’s Fees increased by $6,494 or 24.3% in the Fund over the corresponding period of the preceding year. The movements are consistent with the timing of profit and loss and capital activity during the quarter. During the same period, interest income decreased by $103,895 or -10.5%. Interest was earned on free cash at an average annualized yield of 4.19% for the nine months ended September 30, 2025 compared to 4.73% for the same period in 2024.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the nine months ended September 30, 2025 and 2024, the Incentive Allocation was $20,502 and $141,677, respectively. The decrease was the result of a lower New High Trading Profits before incentive allocation for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Index
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

Index
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

Core Macro Portfolio
September 30, 2025	13.37%
December 31, 2024	11.17%
September 30, 2024	10.59%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through September 30, 2025, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Based on their evaluation as of September 30, 2025, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) of the Fund and GAIF I were effective.

With respect to the certifications of the Principal Executive Officer and Principal Financial Officer included as Exhibit 31 hereto, the financial statements referred to therein and the representations and determinations of those officers contained in such certifications refer to and apply to both the Fund and GAIF I.

Changes in Internal Control Over Financial Reporting

There were no changes to the internal control over financial reporting of the Fund and GAIF I during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Fund’s or GAIF I’s internal control over financial reporting.

Index
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our 2024 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities

For the three months ended September 30, 2025, the Fund issued 9,133.204 Units in exchange for $963,977 with respect to the Core Macro Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”). The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder. All purchasers of the Units were accredited investors, as that term is defined under Rule 501 of Regulation D.

The following chart sets forth the issuance of Units of the Fund during each month of the quarter covered by this report.

Date	Total Number of Units Issued
July 1 – July 31, 2025	3,908.219
August 1 – August 31, 2025	5,119.050
September 1 – September 30, 2025	105.935
TOTAL	9,133.204

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2025	442.600	$188.03	N/A	N/A
August 1 – August 31, 2025	4,281.724	$94.40	N/A	N/A
September 1 – September 30, 2025	2,731.037	$136.67	N/A	N/A
TOTAL	7,455.361	$115.44	N/A	N/A

1 Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information

During the quarter ended September 30, 2025, no officer of the Manager adopted or terminated either a Rule 10b5-1(c) trading arrangement or non-Rule 10b5-1(c) trading arrangement under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, in respect of Units of the Fund.

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

Dated: November 14, 2025	GRAHAM ALTERNATIVE INVESTMENT FUND I LLC CORE MACRO PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P. its Manager

By: /s/ Brian Douglas
Brian Douglas, Principal Executive Officer

By: /s/ George Schrade
George Schrade, Principal Financial Officer