Form 10-K
period 2025-12-31
GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
filed 2026-03-26
CIK 1461219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Copies to:
Frank Zarb
Proskauer Rose LLP
1001 Pennsylvania Avenue
Washington, D.C. 20004

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐       No ☑

Units of the Core Macro Portfolio with an aggregate value of $30,600,545 were outstanding and held by non-affiliates as of June 30, 2025.

As of March 1, 2026, 175,619.611 Units of the Core Macro Portfolio were outstanding.

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

GAIF I invests in Graham Alternative Investment Trading LLC, a Delaware limited liability company (the “Feeder Fund” or “GAIT”).  Specifically, the assets of GAIF I subscribed for investment in the Core Macro Portfolio will be invested in Graham Alternative Investment Trading LLC. Trading on behalf of the Fund (as defined below) will be conducted in separate master funds (in a “master-feeder” fund structure) managed by the Manager (as defined below). For the purposes of this report, the term “Fund” shall include GAIF I, the Feeder Fund and the master funds in which they invest, unless the context implies otherwise.  Graham Capital Management, L.P. (the “Manager”) is the Fund’s manager and the sole investment advisor to the Fund. The Manager’s website is www.grahamcapital.com.

The investment objective of the portfolio of the Fund is to achieve long-term capital appreciation through professionally managed trading in both U.S. and foreign markets, primarily in futures contracts, forwards contracts, spot currency contracts and associated derivative instruments such as options and swaps.   The Fund seeks profit opportunities in the global financial markets, including interest rates futures, foreign exchange, global stock indices and energy, metals and agricultural futures, as a professionally managed multi-strategy investment vehicle.  The Fund may also trade futures on virtual currencies.

The portfolio of the Fund consists of multiple trading strategies of the Manager, which the Manager has combined in an effort to diversify the investment exposure of the portfolio and to make the performance returns of the portfolio less volatile and more consistently profitable. The Manager seeks to combine in one portfolio investment strategies that trade in different markets and display relatively low correlation to each other.  Through such composition, the Manager aims to provide the portfolio with the potential to make profits and have strong risk-adjusted returns in both rising and falling markets and during both expanding and recessionary economic cycles.  In discretionary programs, a trader determines trades subjectively based on his personal assessment of trading data and trading experience, while in systematic programs, trades are based almost entirely on computerized mathematical models. The Fund, at all times, will look primarily to derivatives, including commodity interests as its principal intended source of gains and anticipates that at all times derivatives will present the Fund’s primary risk of loss, and the Fund will not acquire any financial instrument or enter into any financial transaction if to do so would cause the Fund to look to securities as its principal intended source of gains or anticipate that securities will present the Fund’s primary risk of loss.

The Manager believes strongly in the importance of research and development activities, particularly in the development of new trading systems, strategies and programs. The Manager expects both to develop additional trading systems for the Fund and to modify or remove the systems currently in use for the Fund over time.  The Manager also seeks to add new trading strategies to its discretionary programs and to modify such strategies over time.  There is no maximum or minimum number of trading programs that the Manager may see fit to include in the Core Macro Portfolio, and the Manager may increase or decrease the number of programs or portfolio managers included in the portfolio over time or increase the number of markets or contracts that are traded on behalf of the portfolio. The Manager continually updates and modifies its trading programs and may make such additions or deletions of trading programs or portfolio managers or make any other changes to the Core Macro Portfolio at any time– such as changes in the leverage of or within, or in the asset allocations to, any of the Fund’s trading programs – in its sole discretion and without prior notice to the investors.  Investors will not be informed of these changes as they occur.

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

As of February 28, 2025, the aggregate Net Asset Value (as defined below under “Allocation of Profit and Loss”) of the Units in GAIF I was $30,195,632. GAIF I operates on a calendar fiscal year.

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

Members
(US Taxable Investors)
MANAGER
Graham Capital
Management, L.P.
Units
LLC
Operating
Agreement
GRAHAM ALTERNATIVE
INVESTMENT FUND I LLC
Core Macro Portfolio
Class 0
Class 2
Class 3-A
Class 3-B
GRAHAM ALTERNATIVE INVESTMENT
TRADING LLC
Class 0
Class 2
Class 3-A
Class 3-B
Discretionary Program
Master Funds or
managed accounts
Cash Management
Master Funds or
managed accounts
Systematic
Program
Master Funds or
managed accounts

(ii)          The Manager

The Manager was organized in May 1994 as a Delaware limited partnership. The general partner of the Manager is KGT GP LLC, a Delaware limited liability company of which Kenneth G. Tropin is the sole director and ultimate sole owner.  The limited partner of the Manager is KGT Investment Partners L.P., a Delaware limited partnership of which KGT, Inc., a Delaware corporation, is the general partner and in which Mr. Tropin and members of his immediate family are significant beneficial owners.  Mr. Tropin is also the President and ultimate sole owner of KGT, Inc.  KGT, Inc. and KGT Investment Partners L.P. each became a listed Principal of the Manager effective July 27, 1994, while KGT GP LLC became a listed Principal of the Manager effective January14, 2025. The Manager has been registered as a CPO and CTA under the Commodity Exchange Act (“CEA”) and has been a member of the NFA since July 27, 1994 and has been registered as an investment adviser with the SEC since March 20, 2012. As of March 1, 2026, the Manager has approximately 252 personnel and manages assets of over $20 billion. The Manager’s principal office is located at 40 Highland Avenue, Rowayton, Connecticut 06853 and its telephone number is (203) 899-3400. The Manager’s advisory services may in part be performed out of its branch office in West Palm Beach, Florida or New York City, New York and the office of the Manager’s London affiliate, Graham Capital LLP.

(iii)        The Trading Program

The Manager’s Investment Committee, which is comprised of Kenneth G. Tropin, Pablo Calderini, Jens Foehrenbach, Brian Douglas, Barry S. Fox, Christopher McCann, Timothy Sperry, Kelly Tropin Whitridge, George Schrade, Jennifer Ancker Whelen, Brad Williams, Chris Jones, Jason Slutsky and Thomas Feng make decisions with respect to the selection of strategies traded on behalf of the Fund.
Biographical information regarding the members of the Investment Committee as of December 31, 2025 is set forth below.

Kenneth G. Tropin, 72, is the Chairman and the founder of the Manager. In May 1994, he founded the Manager and became an Associated Person and Principal effective July 27, 1994. Mr. Tropin developed the firm’s original trading programs and is responsible for the overall management of the organization, including the investment of its proprietary trading capital.

Pablo Calderini, 61, is the Vice Chairman and Co-Chief Investment Officer of the Manager and jointly oversees and supervises the Manager’s discretionary and systematic portfolio manager teams, trading and research alongside Jens Foehrenbach, President and Co-Chief Investment Officer. He joined the Manager in August 2010 and became an Associated Person and Principal of the Manager effective August 13, 2010. Mr. Calderini received a B.A. in Economics from Universidad Nacional de Rosario in 1987 and a Masters in Economics from Universidad del Cema in 1989, each in Argentina.

Jens Foehrenbach, 50, is the President and Co-Chief Investment Officer of the Manager, responsible for jointly overseeing and supervising the Manager’s discretionary and systematic portfolio manager teams, trading, and research, alongside Pablo Calderini, Vice Chairman and Co-Chief Investment Officer. He joined the Manager in February 2025 and became an Associated Person and Principal of the Manager effective February 24, 2025.  Prior to joining the Manager, he worked at Man Group from September 2008 to February 2025, most recently as Head of Public Markets within Discretionary Investments at Man Group.  Mr. Foehrenbach received a Master’s degree in Business Economics from the University of Basel, Switzerland in 2001.

Brian Douglas, 52, C.P.A., is the Chief Executive Officer of the Manager. Mr. Douglas is responsible for the management and oversight of the finance, administration, investor services, technology, human resources, legal and compliance departments. In July 2004, he joined the Manager as Manager of Financial Reporting. Mr. Douglas became Director of Financial Reporting in April 2008, Chief Financial Officer in April 2013, Chief Operating Officer in March 2019 and Chief Executive Officer in October 2021. Mr. Douglas is responsible for the management and oversight of the finance, administration, investor services, technology, human resources, legal and compliance departments. He became an Associated Person of the Manager effective February 1, 2013 and a Principal on April 1, 2013.  Mr. Douglas received a B.A. in accounting from Western Connecticut State University in May 1996.

George Schrade, 51, C.P.A., is the Chief Financial Officer of the Manager, responsible for overseeing the Manager’s trading services department which includes the middle office, financial reporting, treasury operations and corporate accounting groups. He became an Associated Person of the Manager effective December 21, 2016 and a Principal on February 28, 2019. In June 2007, he joined the Manager as Senior Analyst in Financial Reporting and has held positions of increasing responsibility prior to becoming Chief Financial Officer in March 2019. Mr. Schrade received a B.S in Accounting from Quinnipiac University in May 1996.

Barry S. Fox, 62, is Managing Director of Quantitative Operations and Execution of the Manager. He became an Associated Person of the Manager effective November 10, 2000 and a Principal on November 15, 2007. Mr. Fox joined the Manager in August 2000. Mr. Fox received a B.S. in Business Administration from State University of New York at Buffalo in 1986.

Christopher McCann, 55, is the Chief Risk Officer of the Manager, responsible for identifying, monitoring and acting upon financial risks relative to financial returns in Manager’s diverse trading strategies. He joined the Manager in May 2009 and became an Associated Person of the Manager effective May 29, 2009 and a Principal effective June 24, 2019. He was previously registered as a Principal of the Manager effective September 12, 2012 through February 22, 2016. Mr. McCann received an M.B.A. in Finance from New York University Stern School of Business in May 1998, a M.S. in Industrial Engineering from Rutgers University in May 1995, and a B.S. in Chemical Engineering from Washington University in May 1992.

Tim Sperry, 58, is Executive Director and Chief Compliance Officer of the Manager. He joined the Manager in June 2004.  As Chief Compliance Officer, he oversees compliance and regulatory matters related to the firm’s business. He became an Associated Person of the Manager effective October 9, 2012 and a Principal on October 10, 2012. Effective as of August 5, 2025, Mr. Sperry became the Branch Manager of the Manager's branch office in New York, New York. Mr. Sperry received a J.D. from New England School of Law in May 1998 and a B.A. in Political Science in 1989 from Boston University.

Kelly Tropin Whitridge, 35, is Senior Managing Director and Chief Economist of the Manager.  Mrs. Tropin Whitridge plays a key role in the management of the firm’s discretionary trading team and leads the Manager's economic research efforts. She joined the Manager in May 2014 and became an Associated Person and Principal of the Manager effective September 6, 2018. Mrs. Tropin Whitridge received a Bachelor of Arts in Government from Dartmouth College in June 2013.

Jennifer Ancker Whelen, 52, is Chief Client Officer, Co-Head of Institutional Relations, and Managing Director of the Manager. She joined the Manager in April 2007 and became an Associated Person of the Manager effective June 6, 2007 and a Principal January 15, 2021. Mrs. Ancker Whelen is responsible for the development of strategic relationships with the Manager’s global client base, including consultants and institutional investors. Mrs. Ancker Whelen graduated cum laude from Colby College in 1995 with a B.A. in Economics and a minor in Sociology.

Jason Slutsky, 42, is the General Counsel of the Manager.  He joined the Manager as Corporate Counsel in September 2018 and became Chief Legal Officer in March 2020.  He became a Principal of the Manager effective as of January 17, 2020 and an Associated Person of the Manager effective as of January 28, 2020.  As General Counsel he oversees legal matters related to the firm’s business.  Mr. Slutsky worked at AQR Capital Management, LLC, an investment firm, as Associate General Counsel from September 2014 to August 2018.  Mr. Slutsky received a J.D. from the University of Pennsylvania with honors in 2009 and a B.S. from Cornell University in 2006.  Mr. Slutsky received the designation Chartered Financial Analyst in 2019.

Bradford Williams, 58, is the Chief Business Officer of the Manager.  He joined the Manager in April 2023 and became an Associated Person of the Manager effective April 18, 2023, and a Principal effective May 1, 2023.  Prior to joining the Advisor, Mr. Williams was the Head of the Client and Investor Group at Maniyar Capital Advisors UK Ltd., an investment management firm, from May 2020 to January 2023.  Mr. Williams received a J.D. and M.B.A. from Vanderbilt University in 1994 and a B.A., cum laude, from Princeton in 1990.

Chris Jones, Ph.D., 54, is Head of Solutions of the Manager and Chief Executive of the Manager’s London office. Dr. Jones joined Graham in 2016, and in his role as Head of Solutions he works with the Manager’s clients to develop customized solutions that best fit their portfolios, utilizing the broad range of strategies across the Manager’s investment platform. Dr. Jones received a BA in Mathematics from Oxford University in 1992 and a PhD in Mathematical Finance from the University of Cambridge in 2000.

Thomas Feng, Ph.D., 53, is Chief Investment Officer of Quantitative Strategies of the Manager.  He is currently responsible for the management and oversight of the firm’s Quantitative Strategies team, including quantitative operations and execution, research and data science teams.  He became an Associated Person of the Manager effective February 7, 2013, and a Principal on April 30, 2014.  Dr. Feng joined the Advisor in April 2009 as a portfolio manager/quantitative research analyst.  Dr. Feng received a Ph.D. in Mathematics from Princeton University in June 1997 and a B.S. in Mathematics from Yale in May 1993.

Effective February 7, 2025, Jens Foehrenbach joined the Manager and is a member of firm’s Investment Committee.

The discretionary traders for any discretionary investment strategy selected to trade on behalf of the Fund make the trading decisions for that discretionary strategy. The Manager has developed sophisticated proprietary software to study optimal portfolio weighting strategies and the effect of specific markets on the performance, risk, correlation and volatility characteristics of each of its trading strategies. As a result, the weighting or leverage that a trading strategy uses in each market may change to address changes in market conditions or to reflect other trading strategies trading in that market. With such software, the Manager devotes considerable attention to risk management at the portfolio level in an effort to ensure balance between markets and that the overall leverage used by the portfolio is consistent with the Manager’s overall views on risk. The Manager’s objective in forming the investment program of the portfolio is to provide the portfolio with significant potential for capital appreciation in both rising and falling markets and during expanding or recessionary economic cycles. Currently, the Core Macro Portfolio targets an allocation of 50% of the assets to trading the Manager’s Discretionary Trading Program and targets an allocation of 50% of the assets to trading to a sole systematic program, the Manager’s K4D Program, but the Manager may alter these target allocations at any time within its sole discretion without notice to investors.

The Fund will trade actively in both U.S. and foreign markets, primarily on major futures exchanges as well as the inter-bank cash currency and swaps markets. The Fund also engages in exchange for physical (EFP) transactions, which involve a privately negotiated and simultaneous exchange of a futures position for a corresponding position in the underlying physical commodity, and the Fund may use options and other derivatives in addition to swaps. The Manager may also trade other financial instruments, such as emerging market currencies, global stock index futures and futures on virtual currencies, as it endeavors to achieve superior results for investors and enhanced portfolio diversification. The Manager may trade without geographic or market restriction, with new and existing discretionary and quantitative strategies routinely expanding or otherwise modifying the types of instruments traded for the Fund. The Manager reserves the right in extraordinary market conditions to reduce leverage and portfolio risk if it believes in its sole discretion that it is in the potential best interest of the Fund. While such actions are anticipated to occur infrequently, no assurance can be given that the Manager’s actions will enhance performance or that any efforts by the Manager to achieve portfolio diversification will be successful.

The Manager expects to add additional trading strategies and programs to the portfolio and to modify or replace the strategies currently in use for the portfolio over time and may in the future offer other portfolios. There is no maximum number of strategies and programs that the Manager may see fit to include in the Fund or the portfolio, and the Manager may increase or decrease the number of strategies and programs included in the Fund or the portfolio over time or increase the number of markets or contracts that are traded on behalf of the Fund or the portfolio. The Manager may make such additions or deletions of trading programs to the Fund or the portfolio at any time and may make such additions, deletions or any other changes, such as changes in leverage or volatility targets of, or in the asset allocations to, any of the Fund’s trading strategies and programs, in its sole discretion and without prior notice to members.  The Core Macro Portfolio does not currently have an annual leverage or volatility target, and even to the extent such targets are established by the Manager in the future, there can be no assurance that the Core Macro Portfolio’s programs (or any trading systems or programs utilized by the Fund) will meet such targets in any given period.

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

The Manager’s quantitative trading programs (including the quantitative traders primarily responsible for implementing such programs) typically use proprietary portfolio construction and embedded risk management techniques within the programs themselves to manage exposure across individual markets and sectors.  The quantitative risk management process incorporates the outputs of the underlying trading models with a sophisticated risk management process in an effort to enhance returns and maintain diversification, and over the longer term,  portfolio volatility target ranges. No assurance can be given that the annual volatility will fall within the targeted volatility ranges and the Manager makes no representation that the performance of the programs will fall within their respective volatility ranges in any given period.  Notwithstanding the foregoing, certain quantitative traders may be subject to risk policies similar in whole or in part to the risk policies described below with respect to discretionary traders.

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

Discretionary Trading Program

The Manager has been trading discretionary programs since February 1998.  Discretionary programs, unlike systematic programs which are based almost entirely on computerized mathematical models, determine trades subjectively on the basis of a trader’s personal assessment of trading data and trading experience. Although the Manager has had over a decade of experience trading various discretionary programs, Discretionary Trading Program (“DTP”) itself commenced trading as of August 2008. DTP seeks to invest in various global macro markets that are highly liquid. Currently, DTP consists of several of the Manager’s leading discretionary strategies traded by employees of the Manager that do not trade securities that focus on the global fixed income, stock index, currency, energy, commodity and metals markets, but over time it may participate in any other liquid market that is available as the Manager deems appropriate. The Manager does not, but could at any time in the future without notice to investors, trade one or more strategies (referred to herein as “alpha enhancement strategies”) as part of DTP which are expected to primarily be developed by the Manager’s Quantitative Strategies department using the trading of all or certain other strategies traded by the Manager’s portfolio managers as inputs together with risk management and portfolio construction techniques designed by the Manager.  Such alpha enhancement strategies, if employed, are intended to enhance or increase (potentially materially) the Fund’s exposure to other strategies (or portions thereof) traded by portfolio managers of the Manager, including portfolio managers trading strategies which are not employed by DTP.  See “Risk Factors – Enhancement Strategies” for information about the limitations and risks associated with alpha enhancement strategies. The Fund may also trade futures on virtual currencies.

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

The K4D Program features the first system that the Manager developed, which began trading client accounts in 1995. It utilizes multiple proprietary trading to generate long and short signals across global interest rate, currency, stock index, and commodity markets. The K4D Program allocates to a broad set of the Manager’s systematic models that are both price-based and non-price-based, including both directional and cross-sectional signals.  These models currently include trend-following, quantitative macro, and other diversifying strategies.

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

Bank of America, N.A. serves as the Fund’s banker for transactions on behalf of the portfolio. A significant portion of the Fund’s assets may be held by Bank of America, N.A. in addition to the futures clearing brokers utilized on behalf of the Fund as well as OTC counterparties.  The Fund may also hold excess funds not required for trading in bank accounts at Bank of America, N.A., JPMorgan Chase Bank, N.A., Wells Fargo, N.A. or elsewhere. The Manager, in its discretion, may change the brokerage and custodial arrangements described herein without notice to investors.

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
NSE IFSC Exchange
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

The Fund expects to earn interest on cash not required to be posted as margin for its trading. Cash not required by the Fund’s investment programs for trading is currently invested by the Manager in a separate cash management master fund, Graham Cash Assets LLC (“Cash Assets”), managed by the Manager. The Fund pays the Manager no additional fees for managing the Fund’s assets invested in Cash Assets. It is currently anticipated that on average between 70% and 95% of the assets of the portfolio will be invested in Cash Assets. Other affiliates of the Manager and investment funds and accounts managed by the Manager will invest in Cash Assets and each such entity bears its proportional share of the operating expenses of Cash Assets. Cash Assets may pay some third-party fees to unaffiliated custodians or managers in connection with the management of its portfolio, which fees will effectively be borne pro rata by all investment vehicles that invest in Cash Assets. Cash Assets may deposit a portion of its assets in an interest bearing bank account with Bank of America N.A., Wells Fargo, N.A. and JPMorgan Chase Bank, N.A. or other banks or in brokerage accounts, or it may purchase securities (directly or through repurchase or reverse repurchase agreements) which are direct obligations of or obligations guaranteed as to principal or interest by the United States (e.g. U. S. Treasury Bills or Bonds), or other securities issued or guaranteed by corporations in which the United States has a direct or indirect interest (e.g., U.S. government agency securities) which have been designated pursuant to section 3(a)(12) of the Securities Exchange Act of 1934 as exempted securities.

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

Each Class of the Fund pays or reimburses the Manager for all direct costs associated with its assets allocated to the various trading strategies, whether discretionary or  quantitative, as the case may be, utilized on, or developed for, the Fund’s behalf and all other expenses related to the operations and business of the Fund including, but not limited to, all expenses of investment transactions such as brokerage commissions and exchange, clearing or regulatory fees and expenses; interest, commitment fees and other costs related to borrowing; transaction fees, finder’s fees, sourcing fees, investment banking fees, origination fees and other similar fees and expenses; fees and expenses of the Administrator; custodial fees; bank service fees; the allocable portion of the costs of developing new strategies (see the risk factor “Developing New Trading Strategies” for additional information); costs of news, research, data and quotation services, software and equipment, including Bloomberg terminals; third-party investment and trading, risk-management and portfolio management related services, licensing, systems, hardware and software (including the third-party installation, programming or servicing related thereto), including trade surveillance and trade order management, sanctions screening, collateral and margin management and accounting services, licensing, systems, hardware and software; costs of connectivity services; data storage costs; fees and expenses related to the Fund’s currency conversion and hedging activities; other hedging costs; membership, license and similar charges in connection with exchange memberships; taxes, withholding taxes, transfer taxes and other governmental charges and duties; governmental, registration, license, membership or related fees or expenses payable to any regulatory or self-regulatory organization (including costs associated with monitoring for, preparing and filing regulatory reports such as Form 10-K, Form 10-Q, NFA Form PQR and MiFID trade and transaction reports and SEC Forms 13D/G and SHO, the EU Short Selling Regulation and other global shareholder reporting) or in connection with the distribution of the Units in any jurisdiction; costs of compliance with FATCA, CRS or other similar rules; professional fees of tax advisors, accountants and attorneys; costs for D&O, E&O, fidelity bonding, cybersecurity and other insurance for the Fund and the Manager; the costs of maintaining the Fund’s registered office; the third-party costs of preparing, printing and distributing offering materials, financial statements, Net Asset Value and other investor reports and notices to members or holding meetings of members, including the cost of market and other data used in connection with the preparation of such reporting; fees and expenses paid to outside counsel, accountants, experts and other third parties in connection with sourcing, investigating, analyzing, evaluating and conducting due diligence and surveillance on, monitoring and conducting background checks in connection with, existing and potential investments (whether or not consummated); legal expenses and other costs of negotiating trading counterparty agreements, service provider agreements, amendments to offering and organizations documentation of the Funds, side letter negotiation, transfer agreements, and other documentation; legal and third party costs incurred in connection with settling trades; legal fees and costs (including settlement costs) arising in connection with any litigation, arbitration, investigation or other proceeding related to any portfolio investment; legal and compliance and cybersecurity expenses (including responding to formal and informal inquiries, engagement of third-party experts assisting in defending against, or responding to, cybersecurity incidents, indemnification expenses and expenses associated with regulatory filings relating to the Fund and its portfolio investments); legal and tax structuring expenses; costs of any external appraisers; direct expenses or fees for third parties related to voting proxies, including any proxy voting services; expenses related to monitoring and responding to class action and other claims (including contingency fees); and all other expenses incurred in connection with locating, evaluating, purchasing, selling or holding investments.  The Fund’s operating, administrative and trading expenses are estimated, based on recent experience of the Fund and recent experience with respect to the types of costs and expenses that are expected to be borne by the Fund in the future, to amount to approximately 1.35% of net assets annually for the Core Macro Portfolio, but actual expenses may exceed the estimated amount. These expenses will be calculated and payable monthly in arrears in the same manner as the Advisory Fee.

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

The Manager determines how certain expenses are allocated among the Fund and other funds and accounts managed by the Manager.  The Manager will allocate the above expenses (including the investment and operating expenses of the Master Funds) among the funds and accounts the Manager manages in proportion to their respective net asset values, in proportion to their respective participation in a particular investment, strategy or program, or in any other manner that the Manager determines to be equitable (which may be based on the Manager’s assumptions as to relative usage or resources allocated among the funds and accounts).  The Manager has established expense allocation policies and an expense allocation committee administering the implementation of the policies in an effort to address such matters and may amend such policies or establish additional expense allocation policies in the future without notice to members in an effort to address potential conflicts of interest that may arise in the future.

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

The Manager may, in its sole and absolute discretion, permit any other method of valuation to be used if it considers that such method of valuation better reflects value and is in accordance with good accounting practice. The Manager has adopted procedures and a valuation committee to administer the implementation of such procedures and may in the future establish additional procedures with respect to valuations without further notice to members, including a pricing matrix.

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

The Fund may purchase call and put options in respect of specific futures contracts, and may write and sell covered or uncovered call and put option contracts.  A call option gives the purchaser of the option the right to buy, and obligates the writer to sell, the underlying contract at a stated exercise price at any time prior to the expiration of the option.  Similarly, a put option gives the purchaser of the option the right to sell, and obligates the writer to buy, the underlying contract at a stated exercise price at any time prior to the expiration of the option.  A covered call option sold by the Fund, which is a call option with respect to which the Fund owns the underlying contract, exposes the Fund during the term of the option to possible loss of opportunity to realize appreciation in the market price of the underlying contract or to possible continued holding of a contract which might otherwise have been sold to protect against depreciation in the market price of the contract.  A covered put option sold by the Fund, which is a put option with respect to which the Fund either has sold short an equivalent number of the underlying contract or owns an offsetting put option, exposes the Fund during the term of the option to possible loss of opportunity to realize profit due to a decline in price of the underlying contract.

The Fund may also engage in “uncovered” option transactions, where the writer of a call option does not own an equivalent number of the underlying contracts or, in the case of a put option, the writer has not segregated cash to fulfill the obligation, has not sold short an equivalent number of contracts and does not own a put option covering an equivalent number of contracts with an exercise price equal to or greater than the exercise price of the put written.  Regarding uncovered options, the purchaser of an option is subject to the risk of losing the entire purchase price of the uncovered option, while the writer of an uncovered option is subject to an unlimited risk of loss, namely the risk of loss resulting from the difference between the premium received for the option and the price of the futures contract or other asset underlying the option which the writer must purchase and deliver upon exercise of the option.

Thus, an investment in the Fund is suitable only for those investors with speculative capital who understand the risks of futures and options markets.

The Fund’s Trading Is Highly Leveraged, Which May Result in Substantial Losses for the Fund. The Fund trades futures, currencies, swaps, options, and other instruments on a leveraged basis due to the low margin deposits normally required for trading.  As a result, a relatively small price movement in a contract may result in immediate and substantial gains or losses for the Fund.  For example, $3,000 in margin may be required to hold a U.S. Treasury futures contract with a face value of $100,000. If the value of the contract were to decline by 3%, the entire margin deposit would be lost. The Fund is traded using a higher degree of leverage than many of the Manager's other trading programs and therefore involves a greater degree of risk. There is no cap on the amount of leverage that the Fund may employ.

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

In light of the comparatively small number of market participants and trading volume compared to traditional markets and the volatile demand for the underlying virtual currencies, it may be more difficult to liquidate virtual currency futures at desired prices.  In addition, FCMs and virtual currency exchanges may, in the future, impose position limits, prohibit naked shorting, or prohibit give-in transactions, among other restrictions on customer activity.  Such restrictions may restrict the Fund ‘s ability to exit a position during a period of high volatility.  Whether due to government action, virtual currency network failure or compromise, market disruptions or exchange or FCM imposed limits, the Fund’s inability to liquidate a position at the desired price or in general may result in substantial losses for the Fund.

A future contract that references a virtual currency or related assets will be subject to the general risks applicable to traditional futures discussed above, including the creditworthiness and possible insolvency of the counterparties.  However, these potential risks may be exacerbated due to the opaque nature of virtual currency transactions and potential conflicts of interests of virtual currency exchanges.  While the Manager will select counterparties and FCMs that it believes are creditworthy and have adequate anti-money laundering, know-your-customer and other legal and compliance policies and procedures in place, the Manager’s efforts to limit the potential risks may not be successful.

Virtual currencies are not issued or controlled by any central governmental or non-governmental authority.  The value of virtual currencies will depend on market demand by investors and market participants.  As a result, the market prices for virtual currencies can be very volatile.  In addition, tax, commodity and securities laws and regulations applicable to virtual currencies are still developing.  In the future, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which virtual currencies and related derivatives may be held or traded.  One or more countries, including the United States, may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use virtual currencies or to exchange virtual currencies for other currencies.  Any such regulation could rapidly and significantly affect the value and liquidity of virtual currencies.

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

Impact of Future Financial Industry Regulation is Uncertain and May Impact the Operation of the Portfolios.  Legal, tax and regulatory developments could occur.  Securities, futures and other financial markets are subject to comprehensive statutes, regulations and margin requirements enforced by the SEC, the CFTC and other U.S. and non-U.S. regulators and self-regulatory organizations and exchanges authorized to take extraordinary actions in the event of market emergencies.  The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial actions.  The regulatory environment for private funds is evolving, and changes in the regulation of hedge funds and their trading activities may adversely affect the ability of investors (such as the Fund) to pursue certain investment strategies, the ability to obtain leverage and financing, and the value of certain investments. There can be no assurance that any such additional scrutiny or regulation will not have an adverse impact on the Fund’s activities.  In addition, U.S. and non-U.S. regulators may take additional actions in light of other developments in global financial markets.  The SEC adopted additional rules that require additional disclosure regarding certain short selling transactions, and recent developments affecting banks have led some to call for new restrictions on short-selling, similar to the temporary bans on short-selling of a variety of stocks that were imposed by the SEC and various non-U.S. regulatory bodies in 2008.  Additional legislation and regulations in global markets may further regulate or limit short-selling activities or other activities.  These changes may adversely affect the markets in which the Fund invests and may limit or adversely affect the ability of the Manager to use short sales, swaps and other derivatives as part of the investment and hedging strategies used by the Manager. The Fund is generally subject to CFTC and NFA rules, and, to a lesser extent, SEC rules.  However, the Fund is not expected to be subject to a number of adopted SEC rules that are intended to benefit and protect investors in private funds.

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

Developing New Trading Strategies.  The Manager believes strongly in the importance of research and development activities, particularly in the development of new trading strategies and expects both to develop additional trading strategies and to modify or remove the existing strategies over time.  The time and costs of researching and developing new trading strategies and modifications to existing strategies is significant and the Fund will bear a portion of such costs.  Despite this significant investment, there is no assurance that the Manager will ultimately deploy such new or modified strategies or research on behalf of the Fund, and even if deployed, the process may take several years (including researching utilizing third-party licenses, systems and services related to artificial intelligence, alternative data or other more experimental intellectual property).  Furthermore, the intellectual property developed or acquired as part of such research and/or comprising such trading strategies may have significant value and will accrue to the Manager.   The Fund will have no right to or property interest in this intellectual property.

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

Calculation and Payment of Redemption Proceeds to Members May Be Based on Unaudited Data and Accrued Liabilities Subject to Adjustment.  Adjustments and revisions may be made to the Fund’s net asset value following the year-end audit of the Fund.  Once paid, no revision to a Member’s redemption proceeds will be made based upon audit adjustments.  Thus, the Fund will not seek reimbursement in the event of any overpayment and will not pay additional amounts in the event of an underpayment.  As a result, a redeeming Member may be positively or negatively affected by a revision to the Fund’s net asset value.  To the extent that such revisions to net asset value decrease the net asset value of the Fund, the outstanding Units will be adversely affected by redemptions prior to such revisions. Conversely, any increases in the net asset value of the Fund resulting from such adjustments will be entirely for the benefit of the outstanding Units.  Similarly, the Fund’s net asset value in any calculation period is reduced by accrued liabilities, including expenses borne by the Fund.  Certain accruals for expenses and other liabilities may be adjusted in future calculation periods.  The net asset value of the Fund in prior periods will not be revised due to any subsequent adjustment to the accruals.

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

Risks of Using Artificial Intelligence.  In the course of its business, the Manager uses certain technologies and tools commonly referred to as artificial intelligence (“AI” and such tools, “AI Tools”), including “generative” AI. These may include large language models, machine learning, neural networks, artificial narrow intelligence, and/or similar tools, models and systems.  As of January 1, 2026, AI Tools have been, or are in the process of being, implemented to varying degrees to enhance employee productivity, synthesize materials and automate routine tasks, among other things, including (to a more limited degree as of this date) in connection with research and investment processes used by the Manager on behalf of the Fund.  The use by the Manager of AI Tools, including in connection with research and investment processes, may or may not increase significantly over time depending on the Manager’s determinations as to the relative proficiency and efficiency of such AI Tools in different use cases compared to the alternatives available to the Manager; provided there is no guarantee that the Manager’s determinations will be correct or that, if implemented, that the utilization of AI Tools will successful.  For example, the outputs produced from AI Tools could contain errors, which may diminish the effectiveness of such AI Tools and/or adversely affect the Fund, and such errors may be difficult to detect. Investors in the Fund should assume that any use of AI Tools could subject the Fund to the risks discussed in “Risks of Using Trading Models” and “Reliance on Data Provided by Third Parties”, among other risks which are intrinsic to the use of AI Tools. While the Manager expects to impose various controls in an effort to mitigate such risks, there can be no guarantee that the risks associated with AI Tools will not adversely affect the Fund and investors in the Fund must assume that the foregoing elements constitute an inherent risk of an investment in the Fund.  Additionally, AI Tools are also subject to increasing scrutiny globally from lawmakers and regulators and increasingly considering laws and/or market restrictions relating to AI Tools which could impair the ability of the Manager to fully implement AI Tools in connection with the management of the Fund.  Moreover, it is impossible to predict the future risks that may arise from such developments.

GAAP Net Asset Value Divergence.  Due to GAAP requirements, the net asset value of the Fund for purposes of GAAP-compliant financial reporting may diverge from the net asset value of the Fund for all other purposes, including, without limitation, for purposes of allocating gains and losses, which is relevant to, among other things, determining the net asset value per Unit of the Fund, calculating the Advisory Fee, the Sponsor Fee and the Incentive Allocation, and calculating the amounts payable in respect of a redemption by an investor.  Net asset value divergence may occur, for example, in connection with the measuring of fair value (as a result of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820) or the recognition or unrecognition of uncertain tax positions (as a result of FASB ASC 740).

Valuation Risks.  If the Manager reasonably and in good faith determines that special circumstances exist whereby the value of any of the Fund’s assets should be determined in a manner other than pursuant to the methodology described under “Net Asset Valuation” below, the value of such assets shall be determined by the Manager in its discretion.  Furthermore, although the Manager may use the services of an appraiser or pricing services to assist in the valuation of Fund assets, the Fund is not required to have such valuations independently determined.  Dealers and pricing services may provide valuations that are indicative only and that do not constitute bids for such instruments, and may not constitute prices at which such instruments could have been purchased or sold in any market.  Third party valuations may not be available or may be unreliable for certain assets of the Fund.  The ultimate realizable values of the Fund’s instruments and investments may differ significantly from the interim valuations of such investments derived from the valuation methods described herein.  Such differences may also be affected by the time frames within which such realization occurs.  Valuations of the Fund’s assets and other investments, which will affect the amount of the management fees and performance allocations payable or allocable to the Manager and its affiliates, may involve uncertainties and require judgmental determinations by the Manager.  The Manager will not bear any liability if a price determined by it is subsequently found to be inaccurate absent the Manager’s reckless disregard of its duties, willful misconduct or gross negligence, or as otherwise required by law.  If such valuations should prove incorrect, the Net Asset Value of the Fund could be adversely affected.

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

Risks Related to Conflicts of Interest

Performance Based and other Fund Compensation Could Expose the Fund to Greater Risks.  The Manager could receive substantial compensation in the event it generates net profits for the Fund.  Such compensation arrangements may provide an incentive for the Manager to effectuate larger and more risky transactions than would be the case in the absence of such arrangements. The Manager may receive compensation with respect to unrealized appreciation of Fund assets as well as with respect to realized gains from the trading of Fund assets. The fees and incentive allocation payable or allocable to the Manager or its affiliates were not the subject of arms’ length negotiation. In addition, investors that acquire Units of any Class with a Net Asset Value below a previous high-water mark might benefit at the expense of pre-existing investors where those Units increase in value but are not yet subject to an Incentive Allocation because the Class as a whole still has aggregate carried forward losses.

The Manager Manages and Will Invest in Other Accounts.  The Manager acts as general partner or trading advisor to other investment funds and accounts, including those referenced herein, that have investment objectives and methodologies that in some cases are similar to, and in other cases different from, those of the Fund.  The majority of these investment funds and accounts employ many of the same discretionary or systematic trading strategies that are traded for the Fund.

The Manager is not required to trade all of the accounts that it manages on a parallel basis, and other accounts will take positions that are opposite, or ahead of, positions taken for the Fund.  Even accounts that are ordinarily traded on a parallel or substantially similar basis may not participate on such a basis in all portfolio investments for a variety of reasons as determined in the discretion of the Manager, including, without limitation, specific account restrictions, rebalancing of accounts due to capital inflows and outflows, different sizes, funding levels and cash requirements of accounts which can influence position size and market access, and prior differences in portfolio investments.  To the extent other investment funds and managed accounts grow in size, they are expected to have an impact on the Fund’s trading and may adversely affect the Fund’s performance.  The Manager has larger or more significant proprietary investments in certain funds and accounts and receives higher management fees, higher incentive-based compensation and/or larger expense reimbursements for managing certain funds and accounts, which may create an incentive for the Manager and the Manager’s employees (including the Manager’s investment management and other trading personnel) to allocate to higher target return, more highly leveraged, or more highly compensated trading strategies, or a greater proportion of such trading strategies, to such funds and accounts.  The Manager and its principals and their related parties also trade for their own accounts in some of the same markets in which the Fund trades, and also own significant positions in the Fund and other funds managed by the Manager.

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

Subject to applicable law and the Manager’s policies, the Manager may determine that it would be in the best interests of the Fund and one or more investment vehicles managed by the Manager to transfer a security or asset from one account to another (each such transfer, a “Cross Trade”) for a variety of reasons, including, without limitation, tax purposes, liquidity purposes, to rebalance the portfolios of the accounts,  to reduce transaction costs that may arise in an open market transaction or in connection with the liquidation of a Portfolio or another account. If the Manager decides to engage in a Cross Trade, the Manager will determine that the trade is in the best interests of both of the accounts involved in it and take steps to ensure that the transaction is consistent with the duty to obtain best execution for each of those accounts.

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

The Manager or its affiliates may manage separate managed accounts or dedicated investment vehicles for institutional investors that pursue strategies similar to, or that overlap with, those of the Fund. These clients may have access to detailed information about their accounts, including current transactions and portfolio holdings, which the Manager does not customarily make available to investors in the Fund or other pooled investment vehicles.  Such clients may be able to take action, including more timely action, with respect to their accounts that investors in pooled vehicles with similar or parallel strategies cannot take.

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

The Manager periodically reviews and assesses the amount of capital that it believes can be allocated to a particular fund, account or trading strategy, including the Portfolio.  In evaluating and making decisions as to the capacity of the Portfolio and other funds and accounts advised by the Manager to accept investments and as to the allocation of trading strategies subject to capacity constraints to and among such funds and accounts, the Manager may consider many different factors, including among other factors, the anticipated addition or expansion of strategies, trading models and investment opportunities, anticipated market conditions, the liquidity of the instruments traded and risk factors.  While expanding on the capital base of a fund or account will generally increase the amount of advisory fees the Manager can expect to receive from such fund or account, it also risks diluting the returns of such fund or account.

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

Allocation of Expenses.  The Manager determines how certain expenses are allocated among the Fund and other funds and accounts managed by the Manager.  The Manager will allocate expenses (including the investment and operating expenses of the Master Funds) among the funds and accounts the Manager manages in proportion to their respective net asset values, in proportion to their respective participation in a particular investment, strategy or program, or in any other manner that the Manager determines to be equitable (which may be based on the Manager’s assumptions as to relative usage or resources allocated among the funds and accounts).  The Manager has established expense allocation policies and an expense allocation committee administering the implementation of the policies in an effort to address such matters and may amend such policies governance or establish additional expense allocation policies in the future without notice to investors in an effort to address potential conflicts of interest that may arise in the future. While the Manager believes such policies are reasonable and appropriate, opinions may differ and other reasonable approaches could yield different results, including results that would be more beneficial to one or more fund and/or account.

Enhancement Strategies.  The Manager does not, but could at any time in the future without notice to investors, also trade one or more strategies (referred to herein as “alpha enhancement strategies”) which are expected to primarily be developed by the Manager’s Quantitative Strategies department using the trading by portfolio managers of the Manager as inputs together with risk management and portfolio construction techniques designed by the Manager. Such alpha enhancement strategies, if employed, are intended to enhance or increase (potentially materially) the Fund’s exposure to other strategies (or portions thereof) traded by the portfolio managers, including potentially increasing exposure such that – when alpha enhancement strategy positions are combined with the positions held by the individual portfolio managers – the total exposure to certain positions may be in excess of such portfolio managers’ established risk management guidelines and position limits.  Any such alpha enhancement strategy is expected to place trades subsequent to the other trading strategies whose exposure it is enhancing and to be more limited in the types of instruments and markets in which such alpha enhancement strategy is designed to invest in compared to strategies (or portions thereof) being enhanced. As a result, alpha enhancement strategies are expected to regularly replicate exposures through different instruments and markets than those utilized by the trading strategy being replicated.  The inherent time lag in executing positions and the limitation on the types of instruments and markets in which an alpha enhancement strategy will trade is expected on average to reduce the profitability (or enhance the losses as the case may be) of any such alpha enhancement strategy compared to the trading strategy being replicated.  The Manager may undertake efforts over time to reduce the time lag or to expand the product universe of the alpha enhancement strategies, however such efforts may be gradual, take many years or ultimately prove to be unsuccessful.  There is no obligation for the Manager to include alpha enhancement strategies in the Fund in the same or a similar proportion to other funds and accounts managed by the Manager, and other funds and accounts may have significantly more or less exposure to such strategies than the Fund.  Alpha enhancement strategies may increase the concentration of the Fund’s portfolio.  There is no guarantee that the Manager will engage in such enhancement activities on behalf of the Fund, and if the Manager does, there is no guarantee that such activities will be successful.  In fact, the Fund may be subject to significant losses as a result of the Manager increasing, or attempting to increase, the Fund’s exposure to certain strategies or positions.

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

Risks Relating to Foreign Policy and Governmental Intervention.  Developments in United States or other nations’ trade policy and diplomatic relations between the United States and other nations may have unforeseen and unexpected consequences on the United States and global economies. As a recent example, the imposition of substantial tariffs on China and other nations by the United States, along with retaliatory measures by China or such other nations, created periods of increased economic volatility. It is not possible to ascertain the precise impact these events will have on the United States and other economies, the global information technology industry, the Fund or its investments from an economic, financial, tax or regulatory perspective, but any such impact could be material and adverse for the Fund and its investments.  Financial or economic crises may further result in additional governmental intervention in the markets.  The consequences of extensive changes to the regulation and operation of various markets and market participants contemplated by legislation and presidential executive action and/or non-action (including presidential executive orders) and increased regulation arising out of financial crises are difficult to predict or measure with certainty.

Trade Execution Risks.  The Manager’s investment strategies and trading strategies depend on its ability to establish and maintain an overall market position in a combination of financial instruments. The Fund’s trading orders may not be executed in a timely and efficient manner due to various circumstances, including, without limitation, trading volume surges or systems failures attributable to the Master Funds, the Manager, each Master Fund’s counterparties, brokers, dealers, agents or other service providers. In such event, the Master Funds might only be able to acquire or dispose of some, but not all, of the components of such position, or if the overall position were to need adjustment, the Master Funds might not be able to make such adjustment. As a result, the Fund would not be able to achieve the market position selected by the Manager.  The Fund may also rely heavily on electronic execution systems (and may rely on new systems and technology in the future), and such systems may be subject to certain systemic limitations or mistakes (including, without limitation, data entry orders that misstate order size or ticker symbols), causing the interruption of trading orders made by the Fund or the Fund being exposed to significantly greater risk than anticipated.

Operational Risks, Including Those Related to Computer Systems and Cybersecurity Threats, May Impact the Fund’s Operations.  The Fund depends on the Manager to develop, implement and operate the appropriate systems and procedures to execute all investment transactions and monitor and control operational risk.  The success of the Fund’s business is highly dependent on its ability to process, on a daily basis, large volumes of data and transactions across numerous and diverse markets.  Consequently, the Fund relies on its execution, financial, accounting and other data processing systems to trade, clear and settle all transactions, to evaluate and monitor potential and existing portfolio investments, and to generate risk management and other reports that are critical to oversight of the Fund’s activities. Such systems are subject to a number of inherent and unpredictable risks. For example, from time to time: there may occur material errors in software programs which are either unrecognizable or not recognized for significant periods; software and/or hardware may malfunction and/or degrade; telecommunications failures, power loss or natural disasters may occur; services provided by third party vendors to support the systems may be interrupted; and computerized trading programs may generate and/or execute transactions many times the magnitude of, as well as in the opposite market direction to, the transactions which would have been effected were it not for a systems error.  In addition, certain portions of the Fund’s and of the Manager’s operations are dependent upon systems operated by third parties, including the Fund’s administrator, prime brokers, counterparties, electronic exchanges, other execution platforms, data providers and their various service providers. The Manager may not be in a position to verify the reliability of such third-party systems or data. Failure of or errors in such systems could result in mistakes or delays in the execution, confirmation or settlement of transactions, or in transactions not being properly booked, evaluated or accounted for. The Manager generally does not expect to disclose such errors to investors, and investors in the Fund should assume that such errors will be for the account of the Fund and could, over time, be potentially material to their performance. In the case of severe business disruptions, resulting for example, from a power outage or hardware failures, the Manager may not be able to resume activities for extended periods of time depending on the severity of the outage or failures and the systems impacted

Cybersecurity. The increasing reliance on internet-based programs and applications to conduct transactions and store data also creates increased security risks. Targeted cyber-attacks, or accidental events, can lead to a breach in computer and data systems and access by unauthorized persons to sensitive transactional or personal information.  Data taken in breaches may be used by criminals to commit identity theft, obtain loans or payments under false identities, and other crimes. Cybersecurity breaches at the Manager or its service providers or counterparties may directly or indirectly affect the Fund, and could lead to theft, data corruption, interference with business operations, disruption of operational or trading systems, interference with the Manager’s or the Fund’s ability to execute transactions, direct financial loss or reputational damage, or violations of applicable laws related to data and privacy protection and consumer protection. The tactics, techniques, and procedures used to obtain access to data, disable or disrupt service, or sabotage systems change frequently and the Manager may fail to adjust or enhance its security monitoring appropriately or in a timely manner to be effective in identifying, preventing or remediating such threats or attacks.  Further, the Manager relies on a number of third-party vendors for critical services, including cloud computing providers, data providers, data storage, telecommunication providers, software and hardware vendors, the Administrator, and certain executing and prime brokers, and no assurance can be provided that the vendors or counterparties of the Manager or the Fund will not be subject to a security breach.  Furthermore, use of third-party vendors exposes the Manager to additional information security risks. The Manager relies on data provided by third parties, for which there can be no assurance of accuracy. Hardware or software acquired or licensed from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the Manager’s information security. In addition, network connected services provided by third parties may be susceptible to compromise, leading to a breach of the Manager’s network. Any cyberattack, interception or mishandling of information, or other security breach could result in the corruption, loss or disclosure of the Manager’s or the Fund’s intellectual property or trading strategies, or the improper use or disclosure of confidential information about the Manager, its employees, the Fund or its investors, which could have a material adverse effect on the Fund and/or its investors.

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

As of March 1, 2026, there were 75 holders of Class 0 Units, 39 holders of Class 2 Units, 18 holders of Class 3-A Units and 49 holders of Class 3-B Units of the Core Macro Portfolio.

(c)	Dividends

The Manager determines, in its sole and absolute discretion, the amount of distributions, if any, to be made by the Fund to its investors.  To date no distributions have been paid on the Units and the Manager has no present intention to make any distributions in the future.

For the three months ended December 31, 2025, the Fund issued 9,595.156 Units in exchange for $935,000 with respect to the Core Macro Portfolio, in each case in a transaction that was not registered under the Securities Act. The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Units of the Fund.

Month beginning:	Core Macro Portfolio Class 0 Number of Units Purchased	Price of Core Macro Portfolio Class 0 Units Purchased	Core Macro Portfolio Class 2 Number of Units Purchased	Price of Core Macro Portfolio Class 2 Units Purchased
October 1, 2025	213.188	$236.25	-	-
November 1, 2025	929.312	$236.06	-	-
December 1, 2025	-	-	-	-

Month beginning:	Core Macro Portfolio Class 3-A Number of Units Purchased	Price of Core Macro Portfolio Class 3-A Units Purchased	Core Macro Portfolio Class 3-B Number of Units Purchased	Price of Core Macro Portfolio Class 3-B Units Purchased
October 1, 2025	-	-	1,807.348	$95.43
November 1, 2025	-	-	2,604.708	$95.35
December 1, 2025	-	-	-	-

Item 6:	RESERVED

Not applicable.

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the year ended December 31, 2025, the Core Macro Portfolio’s Members’ Capital value increased by $2,127,277 or 7.5%. This increase in Members’ Capital was attributable to subscriptions totaling $5,383,977 or 19.0% and net income of $237,675 or 0.8%, offset by redemptions totaling $3,494,375 or -12.3%, for the year.

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

Core Macro Portfolio

2025 Summary

For the year ended December 31, 2025, the Core Macro Portfolio experienced trading gains of $162,986 attributable to the following sectors:

Agriculture / Softs	$(3,127)
Base Metals	343,497
Energy	(794,451)
Equities	218,175
Foreign Exchange	(1,604,450)
Long Term / Intermediate Rates	(303,537)
Precious Metals	2,183,244
Short Term Rates	123,635
$162,986

The Core Macro Portfolio recorded overall trading gains in 2025. Profits were mostly concentrated in commodities due to long positions in precious metals and base metals. Gains in commodities were partially offset by losses from trading in energy. In equities, net long positions in U.K., Asian, and U.S. benchmark indices led to gains. The portfolio recorded losses in fixed income from long and short positions in U.K., U.S., and Canadian long-term rates, with additional losses from short positions in Japanese government bonds during April. In currencies, losses resulted from mixed positions in the Swiss franc, the euro, the Australian dollar, and the British pound sterling versus various global currencies. Additional losses came from short positions in the Chinese yuan and the Canadian dollar versus the U.S. dollar.

Advisory and Sponsor Fees are calculated as a percentage of the Fund’s Members’ Capital value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the year ended December 31, 2025, Advisory Fees increased by $35,644 or 8.1%, Sponsor Fees decreased by $33,864 or -15.6%, and Administrator’s Fees increased by $10,074 or 25.4% in the Core Macro Portfolio over the corresponding period of the preceding year. The movements are consistent with the timing of profit and loss and capital activity during the year.  During the year ended December 31, 2025, interest income decreased by $140,737 or -10.8%. Interest was earned on free cash at an average annualized yield of 4.21% for the year ended December 31, 2025 compared to 4.97% for the year ended December 31, 2024.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the year ended December 31, 2025, the Incentive Allocation decreased by $132,642 or -86.6%. This was due to lower trading profits for the year ended December 31, 2025 compared to the year ended December 31, 2024.

The following table illustrates the sector distribution of the Core Macro Portfolio’s investments in Master Funds as of December 31, 2025 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent net liabilities.

Agriculture / Softs	3.6%
Base Metals	4.9%
Energy	1.8%
Equities	11.1%
Foreign Exchange	9.9%
Long Term / Intermediate Rates	11.0%
Precious Metals	14.8%
Short Term Rates	42.9%
100.0%

2024 Summary

For the year ended December 31, 2024, the Core Macro Portfolio experienced trading gains of $1,206,470 attributable to the following sectors:

Agriculture / Softs	$376,804
Base Metals	(12,618)
Energy	(287,308)
Equities	123,020
Foreign Exchange	1,242,045
Long Term / Intermediate Rates	(611,045)
Precious Metals	285,515
Short Term Rates	90,057
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

A portion of the assets of the portfolio is generally held as cash or cash equivalents, which are used to margin the Fund’s investments.  It is expected that the average margin the Fund will be required to post to support the Fund’s trading may range between 5% and 30% of the total assets of the portfolio, which will be segregated or secured by the futures brokers in accordance with the CEA and with CFTC regulations or be maintained on deposit with over-the-counter counterparties.  In exceptional market conditions, this amount could increase. The master funds are subject to margin calls on a constant daily and intra-day basis, whether in connection with initiating new investment positions or as a result of changes in the value of current investment positions. These margin requirements are met through the posting of additional margin with the applicable futures broker or FX clearing broker, on an almost daily basis. The Manager generally expresses its margin requirements for the portfolios in terms of the aggregate of the margin requirements for the underlying strategies plus the net option premium costs for the underlying strategies. For the years ended December 31, 2025 and December 31, 2024, the margin requirements for the Core Macro Portfolio were 13.77% and 11.17%, respectively.

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading.  Through December 31, 2025, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Financial Statements Graham Alternative Investment Fund I LLC Core Macro Portfolio Years Ended December 31, 2025 and 2024 with Report of Independent Registered Public Accounting Firm

GRAHAM ALTERNATIVE INVESTMENT FUND I LLC
CORE MACRO PORTFOLIO

40 Highland Avenue
Rowayton, CT 06853

The undersigned affirms, on behalf of Graham Alternative Investment Fund I LLC Core Macro Portfolio, that to the best of his knowledge and belief, the information contained in the attached audited financial statements of Graham Alternative Investment Fund I LLC Core Macro Portfolio for the years ended December 31, 2025 and 2024 is accurate and complete.

By:	Graham Capital Management, L.P., as
Sole Manager

By:	/s/ George Schrade
George Schrade
Chief Financial Officer
March 26, 2026

Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Financial Statements

Years Ended December 31, 2025 and 2024

Financial Statements – Graham Alternative Investment Trading LLC

Report of Independent Registered Public Accounting Firm

To the Members and Manager of
Core Macro Portfolio

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Core Macro Portfolio (the “Fund”) (the sole series constituting Graham Alternative Investment Fund I LLC (“GAIF I”)) as of December 31, 2025 and 2024, and the related statements of operations, changes in members’ capital and cash flows for each of the two years in the period ended December 31, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund (the sole series constituting GAIF I) at December 31, 2025 and 2024, the results of its operations, changes in its members’ capital, and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

March 26, 2026

A member firm of Ernst & Young Global Limited

Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Statements of Financial Condition

	December 31,
	2025	2024
Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$30,497,920	$28,370,643
Cash and cash equivalents	325,000	130,000
Redemptions receivable from Graham Alternative Investment Trading LLC	–	1,101,487
Total assets	$30,822,920	$29,602,130

Liabilities and members’ capital
Liabilities:
Subscriptions received in advance	$325,000	$130,000
Redemptions payable	–	1,101,487
Total liabilities	325,000	1,231,487

Members’ capital:
Class 0 Units (73,211.929 and 70,588.714 units issued and outstanding at $237.84 and $235.13, respectively)	17,412,541	16,597,335
Class 2 Units (45,079.683 and 51,013.097 units issued and outstanding at $165.34 and $164.69, respectively)	7,453,502	8,401,324
Class 3-A Units (21,126.929 and 5,611.660 units issued and outstanding at $98.91 and $97.68, respectively)	2,089,567	548,137
Class 3-B Units (36,873.621 and 29,565.170 units issued and outstanding at $96.07 and $95.51, respectively)	3,542,310	2,823,847
Total members’ capital	30,497,920	28,370,643
Total liabilities and members’ capital	$30,822,920	$29,602,130

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Statements of Operations

	Years Ended December 31,
	2025	2024
Net gain allocated from investment in Graham Alternative Investment Trading LLC:
Net realized (loss) gain on investment	$(60,674)	$560,202
Net increase in unrealized appreciation on investment	223,660	646,268
Brokerage commissions and fees	(104,239)	(77,715)
Net gain allocated from investment in Graham Alternative Investment Trading LLC	58,747	1,128,755

Net investment income (loss) allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	1,165,783	1,306,520

Expenses:
Advisory fees	473,054	437,410
Professional fees	230,686	206,768
Sponsor fees	183,877	217,741
Administrator’s fee	49,705	39,631
Operating expenses	22,364	18,338
Incentive allocation	20,502	153,144
Interest expense	6,667	6,430
Total expenses	986,855	1,079,462
Net investment income allocated from investment in Graham Alternative Investment Trading LLC	178,928	227,058
Net income	$237,675	$1,355,813

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Statements of Changes in Members’ Capital

Years Ended December 31, 2025 and 2024

	Class 0 Units		Class 2 Units		Class 3-A Units		Class 3-B Units
	Units	Capital	Units	Capital	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2023	73,902.569	$16,577,918	75,735.249	$11,980,972	–	$–	–	$–	$28,558,890
Initial subscription, May 1, 2024	–	–	–	–	–	–	750.000	75,000	75,000
Initial subscription, June 1, 2024	–	–	–	–	750.000	75,000	–	–	75,000
Subscriptions	3,133.103	737,000	1,329.117	218,650	4,861.660	480,000	29,565.170	2,800,000	4,235,650
Redemptions	(6,446.958)	(1,506,754)	(26,051.269)	(4,352,891)	–	–	(750.000)	(70,065)	(5,929,710)
Net income (loss)	–	789,171	–	554,593	–	(6,863)	–	18,912	1,355,813
Members’ capital, December 31, 2024	70,588.714	16,597,335	51,013.097	8,401,324	5,611.660	548,137	29,565.170	2,823,847	28,370,643
Subscriptions	6,773.550	1,628,977	604.687	100,000	19,158.062	1,895,000	18,251.175	1,760,000	5,383,977
Redemptions	(4,150.335)	(989,099)	(6,538.101)	(1,102,175)	(3,642.793)	(361,350)	(10,942.724)	(1,041,751)	(3,494,375)
Net income	–	175,328	–	54,353	–	7,780	–	214	237,675
Members’ capital, December 31, 2025	73,211.929	$17,412,541	45,079.683	$7,453,502	21,126.929	$2,089,567	36,873.621	$3,542,310	$30,497,920

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Statements of Cash Flows

	Years Ended December 31,
	2025	2024
Cash flows (used in) provided by operating activities
Net income	$237,675	$1,355,813
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net (income) allocated from investment in Graham Alternative Investment Trading LLC	(237,675)	(1,355,813)
Proceeds from sale of investment in Graham Alternative Investment Trading LLC	4,595,862	4,900,657
Investments in Graham Alternative Investment Trading LLC	(5,383,977)	(4,385,650)
Net cash (used in) provided by operating activities	(788,115)	515,007

Cash flows provided by (used in) financing activities
Subscriptions (net of subscriptions received in advance)	5,578,977	4,435,650
Redemptions (net of redemptions payable)	(4,595,862)	(4,900,657)
Net cash provided by (used in) financing activities	983,115	(465,007)

Net change in cash and cash equivalents	195,000	50,000

Cash and cash equivalents, beginning of year	130,000	80,000
Cash and cash equivalents, end of year	$325,000	$130,000

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Financial Statements

December 31, 2025

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

As a Series Limited Liability Company each series is legally segregated, and the assets associated with each series are held separately and accounted for in separate and distinct records from the assets of any other series of GAIF I. The debts, liabilities, obligations, and expenses incurred, contracted for or otherwise existing with respect to a particular series are enforceable against the assets of such series only, and not against the assets of GAIF I generally or any other series thereof. Further, none of the debts, liabilities, obligations, and expenses incurred, contracted for or otherwise existing with respect to GAIF I are enforceable against the assets of any other series. As of and for the years ended December 31, 2025 and 2024, respectively, the Fund is the sole series of GAIF I. GAIF I has no assets and no operations outside of those of the Fund. These financial statements fairly reflect the positions, results of operations, changes in members’ capital and cash flows of the single series constituting GAIF I.

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

At December 31, 2025 and 2024, the Fund owned 47.84% and 42.76%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2025 and 2024 by the Fund, GAIT, the Master Funds or Cash Assets.

Cash and Cash Equivalents

The Fund classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents on the statements of financial condition. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of the Fund’s cash would be limited to account insurance or other protection afforded by such deposit, which could be substantially less than the amount deposited. At December 31, 2025 and 2024, the Fund held $325,000 and $130,000, respectively, in cash and held no cash equivalents.

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

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At December 31, 2025 and 2024, accruals have been recorded by the Fund for indemnifications.

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

4. Fees and Related Party Transactions

Advisory Fees

Class 0 and Class 2 of GAIT paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. Class 3-A and Class 3-B have an advisory fee at an aggregate annual rate of 1.50% and 2.00% of the Members’ Capital of such Class, respectively. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. For the years ended December 31, 2025 and 2024, the Advisory Fees allocated to the Fund by Class 0, Class 2, Class 3-A and Class 3-B of GAIT totaled $473,054 and $437,410, respectively.

Sponsor Fees

Class 0 and Class 2 of GAIT paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. Class 3-A and Class 3-B of GAIT have no sponsor fee. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the years ended December 31, 2025 and 2024, the Sponsor Fees allocated to the Fund by Class 0 and Class 2 of GAIT totaled $183,877 and $217,741, respectively.

Class 0	Class 2

0.50%	1.25%

See attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Financial Statements (continued)
4. Fees and Related Party Transactions (continued)

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of Members’ Capital redeemed from such class bears to the Members’ Capital of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to Graham Capital LLC. For the years ended December 31, 2025 and 2024, Incentive Allocation of $20,502 and $153,144, respectively were allocated to the Fund by GAIT.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

Administrator’s Fee

For the years ended December 31, 2025 and 2024, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT paid SEI for regulatory compliance services and reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the years ended December 31, 2025 and 2024 were $49,705 and $39,631, respectively.

Professional Fees

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the Fund’s audit, tax and legal fees (“professional fees”). The total professional fees allocated to the Fund by GAIT for years ended December 31, 2025 and 2024 were $230,686 and $206,768, respectively.

Operating Expenses

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the Fund’s investments, operations, and business (“operating expenses”). For the year ended December 31, 2025 and 2024, GAIT reimbursed the Manager for operating expenses which were comprised of market data and technology costs associated with its assets allocated to the various Master Funds. The total operating expenses allocated to the Fund by GAIT for the years ended December 31, 2025 and 2024 was $22,364 and $18,338, respectively.

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

See attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Financial Statements (continued)
5. Income Taxes (continued)

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Fund identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated the Fund’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-US jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations. No such interest and/or penalties were assessed to the Fund for the years ended December 31, 2025 and 2024.

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

See attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Financial Statements (continued)
7. Financial Highlights

The following is the per Unit operating performance calculation and total return for the years/period ended December 31, 2025 and 2024:

	Class 0	Class 2	Class 3-A	Class 3-B
Per unit operating performance
Net asset value per Unit, December 31, 2023	$224.32	$158.20	$–	$–
Initial asset value per share, May 1, 2024	–	–	–	100.00
Initial asset value per share, June 1, 2024	–	–	100.00	–
Net income (loss):
Net investment income (loss)	2.50	0.63	1.01	(0.10)
Net gain (loss) on investments	8.31	5.86	(3.33)	(4.39)
Net income (loss)	10.81	6.49	(2.32)	(4.49)
Net asset value per Unit, December 31, 2024	$235.13	$164.69	$97.68	$95.51
Net income:
Net investment income	1.97	0.13	1.07	0.34
Net gain on investments	0.74	0.52	0.16	0.22
Net income	2.71	0.65	1.23	0.56
Net asset value per Unit, December 31, 2025	$237.84	$165.34	$98.91	$96.07

The following represents ratios to average Members’ Capital, and total return for the years/period ended December 31, 2025 and 2024:

	Class 0		Class 2		Class 3-A		Class 3-B
	2025	2024	2025	2024	2025	2024 *	2025	2024 **

Total return before Incentive Allocation	1.15%	5.37%	0.40%	4.58%	1.67%	(2.26)%	1.16%	(4.10)%
Incentive Allocation	0.00	(0.55)	0.00	(0.47)	(0.41)	(0.06)	(0.58)	(0.39)
Total return after Incentive Allocation	1.15%	4.82%	0.40%	4.11%	1.26%	(2.32)%	0.58%	(4.49)%

Net investment income before Incentive Allocation	0.83%	1.60%	0.08%	0.85%	1.35%	1.06%	0.83%	0.82%
Incentive Allocation	0.00	(0.53)	0.00	(0.47)	(0.26)	(0.01)	(0.48)	(0.93)
Net investment income (loss) after Incentive Allocation	0.83%	1.07%	0.08%	0.38%	1.09%	1.05%	0.35%	(0.11)%

Total expenses before Incentive Allocation	3.04%	2.95%	3.75%	3.65%	2.66%	1.45%	3.08%	2.08%
Incentive Allocation	0.00	0.53	0.00	0.47	0.26	0.01	0.48	0.93
Total expenses after Incentive Allocation	3.04%	3.48%	3.75%	4.12%	2.92%	1.46%	3.56%	3.01%

*For the period from June 1, 2024 through December 31, 2024.
**For the period from May 1, 2024 through December 31, 2024.

See attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund I LLC

Core Macro Portfolio

Notes to Financial Statements (continued)
7. Financial Highlights (continued)

Total return is calculated for Class 0, Class 2, Class 3-A and Class 3-B Units taken as a whole. Total return is calculated as the change in total Members’ Capital adjusted for subscriptions or redemptions during the year/period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment income (loss) and total expense ratios (including Incentive Allocation) are calculated for Class 0, Class 2, Class 3-A and Class 3-B Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment income (loss), expenses, and Incentive Allocation. Net investment income (loss) and total expense ratios are computed based upon the weighted average of Members’ Capital for Class 0, Class 2, Class 3-A and Class 3-B Units of the Fund for the years/periods ended December 31, 2025 and 2024. The net investment income (loss) and total expense ratios for Class 3-A and Class 3-B have not been annualized.

8. Subsequent Events

The Fund had subscriptions of approximately $1.04 million and redemptions of approximately $1.16 million from January 1, 2026 through March 26, 2026, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

See attached financial statements of Graham Alternative Investment Trading LLC.

Financial Statements Graham Alternative Investment Trading LLC Years Ended December 31, 2025 and 2024 with Report of Independent Registered Public Accounting Firm

GRAHAM ALTERNATIVE INVESTMENT TRADING LLC

40 Highland Avenue
Rowayton, CT 06853

The undersigned affirms, on behalf of Graham Alternative Investment Trading LLC, that to the best of his knowledge and belief, the information contained in the attached audited financial statements of Graham Alternative Investment Trading LLC for the years ended December 31, 2025 and 2024 is accurate and complete.

By:	Graham Capital Management, L.P., as
Sole Manager

:	By:	/s/ George Schrade
George Schrade
Chief Financial Officer
March 26, 2026

Graham Alternative Investment Trading LLC

Financial Statements

Years Ended December 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm

To the Members and Manager of
Graham Alternative Investment Trading LLC

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Graham Alternative Investment Trading LLC (“GAIT”), including the condensed schedules of investments, as of December 31, 2025 and 2024, and the related statements of operations and incentive allocation, changes in members’ capital and cash flows for each of the two years in the period ended December 31, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of GAIT at December 31, 2025 and 2024, the results of its operations, changes in its members’ capital and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

March 26, 2026

A member firm of Ernst & Young Global Limited

Graham Alternative Investment Trading LLC

Statements of Financial Condition

	December 31,
	2025	2024
Assets
Investment in Graham Cash Assets LLC, at fair value	$55,799,712	$61,337,499
Investments in Master Funds, at fair value	9,128,318	7,906,644
Prepaid expenses	27,021	–
Receivable from Master Funds	–	35
Total assets	$64,955,051	$69,244,178

Liabilities and members’ capital
Liabilities:
Redemptions payable	$864,086	$2,497,257
Accrued professional fees	217,101	266,875
Accrued advisory fees	82,176	87,650
Accrued sponsor fees	32,656	37,407
Accrued administrator’s fees	8,016	7,291
Accrued operating expenses	4,360	3,744
Payable to Master Funds	60	160
Total liabilities	1,208,455	2,900,384

Members’ capital:
Class 0 Units (153,888.906 and 162,734.124 units issued and outstanding at $237.84 and $235.13 per unit, respectively)	36,600,560	38,263,258
Class 2 Units (95,024.560 and 107,073.070 units issued and outstanding at $165.34 and $164.69 per unit, respectively)	15,711,375	17,633,778
Class 3-A Units (22,969.715 and 5,611.660 units issued and outstanding at $98.91 and $97.68 per unit, respectively)	2,271,827	548,137
Class 3-B Units (68,584.242 and 77,520.474 units issued and outstanding at $96.07 and $95.51 per unit, respectively)	6,588,630	7,404,183
Class M Units (4,671.470 units issued and outstanding at $551.04 and $533.97 per unit, respectively)	2,574,204	2,494,438
Total members’ capital	63,746,596	66,343,794
Total liabilities and members’ capital	$64,955,051	$69,244,178

See accompanying notes.

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	December 31, 2025		December 31, 2024
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$3,163,276	4.96%	$2,932,998	4.42%
Graham Derivatives Strategies LLC	2,593,855	4.07%	1,533,539	2.31%
Graham K4D Trading Ltd.	3,371,187	5.29%	3,440,107	5.19%
Total investments in Master Funds	$9,128,318	14.32%	$7,906,644	11.92%

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Operations and Incentive Allocation

	Years Ended December 31,
	2025	2024
Net gain allocated from investments in Master Funds and Graham Cash Assets LLC:
Net realized (loss) gain on investments	$(140,669)	$1,221,068
Net increase in unrealized appreciation on investments	516,658	1,493,332
Brokerage commissions and fees	(234,704)	(180,323)
Net gain allocated from investments in Master Funds	141,285	2,534,077

Net investment income allocated from investments in Master Funds and Graham Cash Assets LLC	166,281	171,698

Investment income:
Interest income	2,460,843	2,853,722
Total investment income	2,460,843	2,853,722

Expenses:
Advisory fees	1,029,339	976,313
Professional fees	518,248	479,423
Sponsor fees	403,367	474,553
Administrator’s fees	111,657	91,857
Operating expenses	50,276	42,468
Interest expense	15,008	14,896
Total expenses	2,127,895	2,079,510
Net investment income of the Fund	332,948	774,212

Net income	640,514	3,479,987

Incentive allocation	(48,156)	(344,080)

Net income available for pro-rata allocation to all members	$592,358	$3,135,907

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Changes in Members’ Capital

Years Ended December 31, 2025 and 2024

	Class 0		Class 2		Class 3-A
	Units	Capital	Units	Capital	Units	Capital

Members’ capital, December 31, 2023	177,924.511	$39,912,274	143,198.231	$22,653,277	–	$–
Initial subscription, June 1, 2024	–	–	–	–	750.000	75,000
Subscriptions	5,607.149	1,322,000	6,396.671	1,045,650	4,861.660	480,000
Redemptions	(20,797.536)	(4,844,951)	(42,521.832)	(7,040,612)	–	–
Incentive allocation	–	(212,583)	–	(100,966)	–	(44)
Net income (loss)	–	2,086,518	–	1,076,429	–	(6,819)
Members’ capital, December 31, 2024	162,734.124	38,263,258	107,073.070	17,633,778	5,611.660	548,137
Subscriptions	7,578.699	1,820,227	604.687	100,000	21,000.848	2,075,000
Redemptions	(16,423.917)	(3,903,801)	(12,653.197)	(2,113,415)	(3,642.793)	(361,350)
Incentive allocation	–	–	–	–	–	(4,375)
Net income	–	420,876	–	91,012	–	14,415
Members’ capital, December 31, 2025	153,888.906	$36,600,560	95,024.560	$15,711,375	22,969.715	$2,271,827

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Changes in Members’ Capital (continued)

Years Ended December 31, 2025 and 2024

	Class 3-B		Class M		Total
	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2023	–	$–	4,671.470	$2,320,964	$64,886,515
Initial subscription, May 1, 2024	750.000	75,000	–	–	75,000
Initial subscription, June 1, 2024	–	–	–	–	75,000
Subscriptions	79,117.197	7,430,000	–	–	10,277,650
Redemptions	(2,346.723)	(220,715)	–	(344,080)	(12,450,358)
Incentive allocation	–	(30,487)	–	344,080	–
Net income	–	150,385	–	173,474	3,479,987
Members’ capital, December 31, 2024	77,520.474	7,404,183	4,671.470	2,494,438	66,343,794
Subscriptions	35,463.104	3,420,000	–	–	7,415,227
Redemptions	(44,399.336)	(4,226,217)	–	(48,156)	(10,652,939)
Incentive allocation	–	(43,781)	–	48,156	–
Net income	–	34,445	–	79,766	640,514
Members’ capital, December 31, 2025	68,584.242	$6,588,630	4,671.470	$2,574,204	$63,746,596

See accompanying notes.

Graham Alternative Investment Trading LLC

 Statements of Cash Flows

	Years Ended December 31,
	2025	2024
Cash flows provided by operating activities
Net income	$640,514	$3,479,987
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) allocated from investments in Master Funds	(257,525)	(2,610,342)
Net (income) allocated from investment in Graham Cash Assets LLC	(2,510,884)	(2,949,155)
Proceeds from sale of investments in Master Funds	73,837,246	72,533,433
Proceeds from sale of investments in Graham Cash Assets LLC	62,774,442	52,006,962
Purchase of investments in Master Funds	(74,801,460)	(71,239,990)
Purchase of investments in Graham Cash Assets LLC	(54,725,771)	(51,134,187)
Changes in assets and liabilities:
Increase in prepaid expenses	(27,021)	–
(Decrease) increase in accrued professional fees	(49,774)	80,356
(Decrease) increase in accrued advisory fees	(5,474)	6,966
(Decrease) in accrued sponsor fees	(4,751)	(4,363)
Increase in accrued administrator’s fees	725	241
Increase in accrued operating expenses	616	55
Net cash provided by operating activities	4,870,883	169,963

Cash flows used in financing activities
Subscriptions	7,415,227	10,427,650
Redemptions (net of redemptions payable)	(12,286,110)	(10,597,613)
Net cash used in financing activities	(4,870,883)	(169,963)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of year	–	–
Cash and cash equivalents, end of year	$–	$–

Supplemental cash flow information
Interest paid	$15,008	$14,896

See accompanying notes.

Graham Alternative Investment Trading LLC

Notes to Financial Statements

December 31, 2025

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at December 31, 2025 and 2024. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices of investments held. The Master Funds’ currency translation gains and losses are included in the statements of operations and incentive allocation within net realized (loss) gain and net increase in unrealized appreciation on investments.

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

GAIT’s investments in the Master Funds and Cash Assets have been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in the Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2025 or 2024 by GAIT, the Master Funds, or Cash Assets.

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

Unrealized appreciation and depreciation from derivative financial instruments are recorded based on changes in their fair value. Realized gains and losses are recorded when the positions are closed. All unrealized and realized gains and losses related to derivative financial instruments are included in net realized (loss) gain and net increase in unrealized appreciation on investments in the Master Funds’ statements of operations.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the years ended December 31, 2025 and 2024 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had no derivative instruments subject to credit risk related contingent features in a net liability position at December 31, 2025 and 2024, respectively. Graham Commodity Strategies LLC had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $563,317 and $0 at December 31, 2025 and 2024, respectively. Graham Derivatives Strategies LLC had no derivative instruments subject to credit risk related contingent features in a net liability position at December 31, 2025 and 2024, respectively.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX seats and the shares of the CME Group at fair value. As of December 31, 2025 and 2024, the two NYMEX seats were valued at $385,000 and $315,000, respectively, and the 30,000 shares of CME Group were valued at $8,192,400 and $6,966,900, respectively, all of which are included within Exchange Memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Chicago Mercantile Exchange Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Mercantile Exchange (“CME”). As a result of its membership, Graham Commodity Strategies LLC owns two CME seats and 2,232 shares of the CME Group. Graham Commodity Strategies LLC’s policy is to value the CME seats and the shares of the CME Group at fair value. As of December 31, 2025 and 2024, the two CME seats were valued at $506,000 and $596,000, respectively, and the 2,232 shares of CME Group were valued at $609,515 and $518,337, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The CME seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the CME. As a result of its membership, Graham K4D Trading Ltd. owns one CME seat and 4,085 shares of the CME Group. Graham K4D Trading Ltd.’s policy is to value the CME seat and the shares of the CME Group at fair value. As of December 31, 2025 and 2024, the CME seat was valued at $169,750 and $160,000, respectively, and the 4,085 shares of the CME Group were valued at $1,115,531 and $948,660, respectively, all of which are included in Exchange memberships on Graham K4D Trading Ltd.’s statement of financial condition.  The CME seat and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Chicago Board of Trade Membership

As of December 31, 2025, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns 3,265 shares of the CME Group as a result of its CBOT membership. Graham Commodity Strategies LLC’s policy is to value the CME shares at fair value. As of December 31, 2025 and 2024, the 3,265 shares of the CME Group were valued at $891,606 and $758,231 and are included in Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The CME shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham Derivatives Strategies LLC, a Master Fund in which GAIT invests, is also a member of the CBOT under Rule 106.S and owns one B-1/Full seat (“CBOT membership”). Graham Derivatives Strategies LLC’s policy is to value the CBOT membership at fair value. As of December 31, 2025 and 2024, the B-1/Full membership was valued at $251,250 and $379,000, respectively. The CBOT membership is considered a Level 1 asset as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is also a member of the CBOT under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat (“collectively, “CBOT memberships”). Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of December 31, 2025 and 2024, the two B-1/Full seats were valued at $502,000 and $758,000, respectively, and the B-2/Associate seat was valued at $51,000 and $91,500, all of which are included in Exchange memberships on Graham K4D Trading Ltd.’s statement of financial condition. Additionally, Graham K4D Trading Ltd. owns 970 shares of the CME Group as a result of its CBOT membership. The Graham K4D Trading Ltd.’s policy is to value the CME Group shares at fair value. As of December 31, 2025 and 2024, the 970 shares of the CME Group were valued at $264,888 and $225,263, respectively. The CBOT memberships and shares of the CME Group are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Commodity Exchange Membership

As of December 31, 2025, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Commodity Exchange (“COMEX”) and owns two COMEX seats. Graham Commodity Strategies LLC’s policy is to value the COMEX seats at fair value. As of December 31, 2025 and 2024, the two COMEX seats were valued at $172,000 and $172,000 in total and is included in Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The COMEX seats are considered Level 1 assets as described in the Fair Value section of Note 2.

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

Cash and Cash Equivalents

GAIT classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of GAIT’s cash would be limited to account insurance or other protection afforded by such deposit. At December 31, 2025 and 2024, GAIT did not have any cash or cash equivalents.

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

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At December 31, 2025 and 2024, no accruals have been recorded by GAIT for indemnifications.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds

As of December 31, 2025 and 2024, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management fees or incentive allocation, and all offer monthly subscriptions and redemptions.

December 31, 2025
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss)

Global Macro Funds
Graham Commodity Strategies LLC	4.96%	$3,163,276	$3,860,211
Graham Derivatives Strategies LLC	4.07%	2,593,855	(1,459,815)

Systematic Macro Funds
Graham K4D Trading Ltd.	5.29%	3,371,187	(2,142,871)
	14.32%	$9,128,318	$257,525

December 31, 2024
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss)

Global Macro Funds
Graham Commodity Strategies LLC	4.42%	$2,932,998	$2,881,182
Graham Derivatives Strategies LLC	2.31%	1,533,539	(925,178)

Systematic Macro Funds
Graham K4D Trading Ltd.	5.19%	3,440,107	654,338
	11.92%	$7,906,644	$2,610,342

The following table summarizes the financial position of each Master Fund as of December 31, 2025:

	Graham Commodity Strategies LLC (Delaware)	Graham Derivatives Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$130,992,084	$14,811,364	$55,837,916
Fixed income securities owned, at fair value	–	49,971,156	37,925,003
Derivative financial instruments, at fair value	5,010,456	26,020,609	22,529,017
Exchange memberships, at fair value	10,756,521	251,250	2,103,669
Interest receivable	260,899	65,038	117,250
Total assets	147,019,960	91,119,417	118,512,855

Liabilities:
Derivative financial instruments, at fair value	322,458	–	–
Interest payable	21,634	20,928	91,226
Total liabilities	344,092	20,928	91,226
Members’ Capital / Net Assets	$146,675,868	$91,098,489	$118,421,629

Percentage of Master Fund held by GAIT	2.16%	2.85%	2.85%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2025:

Description	Number of Shares / Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Exchange memberships (cost $3,649,411)
United States (cost $3,649,411)
Financial services (cost $3,649,411)
CME Group Inc.	35,497	$9,693,521	6.61%
Other Financial services		1,063,000	0.72%
Total exchange memberships		$10,756,521	7.33%

Derivative financial instruments
Long contracts
Futures
Commodity		$2,733,725	1.86%
Foreign bond		(6,932,916)	(4.73)%
Foreign index		1,148,545	0.78%
Interest rate		2,472,624	1.69%
U.S. bond
U.S. 2 yr Note (CBT) March 2026	17,537	3,792,328	2.59%
U.S. 5 yr Note (CBT) March 2026	13,614	(190,937)	(0.13)%
U.S. index		148,516	0.10%
Total futures		3,171,885	2.16%

Forwards
Foreign currency		(294,933)	(0.20)%
Total forwards		(294,933)	(0.20)%

Options (cost $6,240,435)
Commodity futures		317,830	0.22%
Currency futures		1,857,519	1.27%
Foreign bond futures		(1,479)	(0.00)%
Interest rate futures		197,569	0.13%
U.S. bond futures
U.S. 5 yr Future February 2026, $108.00 - $109.00 Put	2	755,563	0.52%
U.S. 5 yr Note Friday Week 2 January 2026, $109.00 Put	1	79,031	0.05%
U.S. Bond Future February 2026, $114.00 - $116.00 Put	2	930,000	0.63%
U.S. TRS Bond Friday Week 2 January 2026, $115.00 Put	1	52,828	0.04%
U.S. index futures		202,053	0.13%
Total options		$4,390,914	2.99%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2025:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$(2,706,117)	(1.85)%
Foreign bond		1,465,487	1.00%
Foreign index		36,599	0.02%
U.S. bond
U.S. 5 yr Note (CBT) March 2026	(2,201)	(157,758)	(0.11)%
U.S. Ultra Bond (CBT) March 2026	(6,097)	2,692,781	1.84%
U.S. 10 yr Ultra March 2026	(131)	52,422	0.04%
U.S. index		(2,200)	(0.00)%
Total futures		1,381,214	0.94%

Forwards
Foreign currency		(810,275)	(0.55)%
Total forwards		(810,275)	(0.55)%

Options (proceeds $5,854,792)
Commodity		(85,700)	(0.06)%
Currency futures		(1,315,628)	(0.90)%
Interest rate futures		(219,588)	(0.15)%
U.S. bond futures
U.S. 5 yr Note Friday Week 2 January 2026, $108.75 Put	(1)	(4,594)	(0.00)%
U.S. 5 yr Future February 2026, $110.25 Call	(1)	(69,125)	(0.05)%
U.S. 5 yr Future February 2026, $107.50 - $108.50 Put	(2)	(462,170)	(0.32)%
U.S. Bond Future February 2026, $115.00 Put	(1)	(833,797)	(0.57)%
U.S. 5 yr Wednesday Weekly January 2026, $109.00 Put	(1)	(26,344)	(0.02)%
U.S. index futures		(133,861)	(0.07)%
Total options		(3,150,807)	(2.14)%
Total derivative financial instruments		$4,687,998	3.20%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2025:

Description	Principal Amount / Number of Contracts/ Notional Amount	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC
Fixed income securities (cost $49,511,725)
Government Bonds (cost $49,511,725)
United States (cost $49,511,725)
U.S. Treasury Bills 0.00% due 01/08/2026	$50,000,000	$49,971,156	54.85%
Total Government Bonds		49,971,156	54.85%
Total fixed income securities		$49,971,156	54.85%

Exchange memberships (cost $305,000)
United States (cost $305,000)
Financial services (cost $305,000)		$251,250	0.28%
Total exchange memberships		$251,250	0.28%

Derivative financial instruments
Long contracts
Futures
Commodity
Silver March 2026	95	$(4,458,825)	(4.89)%
Other commodity		(2,934,218)	(3.22)%
Foreign bond		79,756	0.09%
Foreign index		910,730	1.00%
Interest rate		391,716	0.43%
U.S. bond
U.S. 2 yr Note (CBT) March 2026	4,116	741,297	0.81%
U.S. 5 yr - 10 yr Note (CBT) March 2026	4,761	(1,411,477)	(1.55)%
U.S. index		(405,705)	(0.45)%
Total futures		(7,086,726)	(7.78)%

Forwards
Euro dollar / U.S. dollar 01/15/2026 – 03/18/2026	€8,114,328	2,273	0.00%
Other foreign currency		(442,828)	(0.48)%
Total forwards		(440,555)	(0.48)%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2025:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC (continued)
Derivative financial instruments (continued)
Long contracts
Options (cost $58,190,517)
Commodity futures
Gold (CMX) March 2025, $4,600.00, Call	1	$6,184,880	6.79%
Gold (CMX) February 2026 - April 2026, $4,400.00 – $4,800.00, Call	2	3,502,450	3.84%
Gold (CMX) February 2026, $4,250.00, Put	1	6,152,850	6.75%
Gold (CMX) February 2026, $3,950.00, Put	1	962,350	1.06%
Silver April 2026, $67.00, Call	1	7,648,575	8.40%
Other commodity futures		3,680,148	4.04%
Currency futures
Euro dollar / U.S. dollar (Digital), January 2026, $1.19 – $1.20, Call	2	2,363,304	2.60%
Euro dollar / U.S. dollar, January 2026 – May 2026, $1.17 – $1.23, Call	6	3,773,308	4.15%
Euro dollar / U.S. dollar, February 2026, $1.16, Put	1	240,933	0.26%
Other currency futures		6,477,579	7.11%
Foreign bond futures		(70,139)	(0.08)%
Interest rate futures		(455,527)	(0.50)%
U.S. bond futures
U.S. 10 yr February 2026, $111.50 Put	1	1,132,125	1.24%
U.S. index futures		1,170,000	1.28%
Total options		42,762,836	46.94%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2025:

Description	Number of Contracts / Notional Amount	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity
Gold 100 Oz February 2026	(21)	$92,610	0.10%
Silver May 2026	(103)	4,739,090	5.20%
Other commodity		2,935,153	3.22%
Foreign bond		147,581	0.16%
Interest rate		(1,047,273)	(1.15)%
U.S. bond
U.S. Long Bond (CBT) March 2026	(1,162)	1,941,586	2.14%
U.S. index futures		672,470	0.74%
Total futures		9,481,217	10.41%

Forwards
Euro dollar / U.S. dollar 03/18/2026	€(8,114,328)	(8,664)	(0.01)%
Other foreign currency		12,284	0.01%
Total forwards		3,620	0.00%

Options (proceeds $32,998,356)
Commodity futures
Gold March 2026 – April 2026, $4,800.00 – $5,100.00, Call	(2)	(5,549,840)	(6.09)%
Gold February 2026, $4,050.00 – $4,150.00, Put	(2)	(5,074,830)	(5.57)%
Silver April 2026, $72.00, Call	(1)	(5,917,725)	(6.50)%
Other commodity futures		(1,930,689)	(2.12)%
Currency futures
Euro dollar / U.S. dollar January 2026 – May 2026, $1.19 – $1.23, Call	(3)	(1,356,142)	(1.50)%
Euro dollar / U.S. dollar February 2026, $1.14, Put	(1)	(52,449)	(0.06)%
Other currency futures		(718,077)	(0.79)%
Interest rate futures		2,519,688	2.78%
U.S. bond futures
U.S. 10 yr February 2026, $110.50 Put	(1)	(25,719)	(0.03)%
U.S. index futures		(594,000)	(0.65)%
Total options		(18,699,783)	(20.53)%
Total derivative financial instruments		$26,020,609	28.56%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2025:

Description	Principal Amount/ Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Fixed income securities (cost $37,211,880)
Government Bonds (cost $37,211,880)
United States (cost $37,211,880)
U.S. Treasury Bills 0.00% due 01/22/2026	$38,000,000	$37,925,003	32.03%
Total Government Bonds		37,925,003	32.03%
Total fixed income securities		$37,925,003	32.03%

Exchange memberships (cost $1,924,208)
United States (cost $1,924,208)
Financial services (cost $1,924,208)		$2,103,669	1.78%
Total exchange memberships		$2,103,669	1.78%

Derivative financial instruments
Long contracts
Futures
Commodity
LME Copper March 2026	259	$9,506,863	8.03%
Other commodity		7,338,112	6.20%
Currency		(4,248)	(0.00)%
Foreign bond		(3,886,909)	(3.28)%
Foreign index		853,419	0.72%
Interest rate		121,326	0.10%
U.S. bond
U.S. 5yr Note (CBT) March 2026	2,639	44,031	0.04%
U.S. 10yr Note (CBT) March 2026	3,312	(1,986,375)	(1.68)%
U.S Long Bond (CBT) March 2026	1,748	(2,380,984)	(2.01)%
U.S. index		(2,517,111)	(2.13)%
Total futures		7,088,124	5.99%

Swaps (cost $1,690,990)
Interest rate		(1,076,011)	(0.91)%
Total swaps		(1,076,011)	(0.91)%

Forwards
Foreign currency		4,587,596	3.87%
Total forwards		4,587,596	3.87%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2025:

Description	Number of Contracts / Notional Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity
LME Copper March 2026	(67)	$(683,303)	(0.58)%
Other commodity		3,859,376	3.26%
Currency		31,773	0.03%
Foreign bond		1,617	0.00%
Interest rate		(4,938)	(0.00)%
U.S. bond
U.S. 2yr Note (CBT) March 2026	(506)	86,430	0.07%
Total futures		3,290,955	2.78%

Swaps (proceeds $8,192,400)
Interest rate
JPY OIS Pay 0.75% – 2.00%, 03/18/2026 – 03/18/2046	¥(37,238,000,000)	6,053,780	5.11%
Other Interest rate		3,007,553	2.54%
Total swaps		9,061,333	7.65%

Forwards
Foreign currency		(422,980)	(0.36)%
Total forwards		(422,980)	(0.36)%
Total derivative financial instruments		$22,529,017	19.02%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of December 31, 2025:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$3,271,768	$7,908,595	$22,340,433
Commodity futures options	317,830	28,131,253	–
Currency futures	–	–	34,396
Exchange memberships*	10,756,521	251,250	2,103,669
Foreign bond futures	3,649,568	397,220	578,965
Foreign index futures	1,336,123	925,180	1,434,516
Interest rate futures	2,494,670	988,560	126,810
Interest rate futures options	197,569	3,980,419	–
U.S. bond futures	6,541,633	2,689,211	130,461
U.S. bond futures options	1,817,422	1,132,125	–
U.S. index futures	868,151	672,470	234,945
U.S. index futures options	202,053	1,170,000	–
Total Level 1	31,453,308	48,246,283	26,984,195

Level 2:
Government bonds*	–	49,971,156	37,925,003
Foreign currency forwards	4,374,154	208,218	7,776,609
Currency futures options	1,857,519	12,855,125	–
Interest rate swap	–	–	10,037,125
Total Level 2	6,231,673	63,034,499	55,738,737
Total investment related assets	$37,684,981	$111,280,782	$82,722,932

Liabilities
Level 1:
Commodity futures	$(3,244,160)	$(7,534,785)	$(2,319,385)
Commodity futures options	(85,700)	(18,473,084)	–
Currency futures	–	–	(6,871)
Foreign bond futures	(9,116,997)	(169,883)	(4,464,257)
Foreign bond futures options	(1,479)	(70,139)	–
Foreign index futures	(150,979)	(14,450)	(581,097)
Interest rate futures	(22,046)	(1,644,117)	(10,422)
Interest rate futures options	(219,588)	(1,916,258)	–
U.S. bond futures	(352,797)	(1,417,805)	(4,367,359)
U.S. bond futures options	(1,396,030)	(25,719)	–
U.S. index futures	(721,835)	(405,705)	(2,752,056)
U.S. index futures options	(133,861)	(594,000)	–
Total Level 1	(15,445,472)	(32,265,945)	(14,501,447)

Level 2:
Foreign currency forwards	(5,479,362)	(645,153)	(3,611,993)
Currency futures options	(1,315,628)	(2,126,669)	–
Interest rate swap	–	–	(2,051,803)
Total Level 2	(6,794,990)	(2,771,822)	(5,663,796)
Total investment related liabilities	$(22,240,462)	$(35,037,767)	$(20,165,243)

* See each Master Fund’s condensed schedule of investments for breakout of industry and geographic region.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its average quarterly notional amounts and number of contracts for the year ended December 31, 2025. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at December 31, 2025 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the Master Funds’ statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income (loss) and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional Amounts	Number of contracts	Notional amounts	Number of contracts	Derivative assets	Derivative liabilities
Commodity price
Futures	$107,938,852	886	$(29,389,651)	(362)	$3,271,768	$(3,244,160)
Options (a)	7,955,447	554	(9,984,408)	(401)	317,830	(85,700)
	115,894,299	1,440	(39,374,059)	(763)	3,589,598	(3,329,860)
Equity price
Futures	221,603,514	758	(73,514,028)	(358)	2,204,274	(872,814)
Options (a)	10,171,905	256	(11,273,074)	(369)	202,053	(133,861)
	231,775,419	1,014	(84,787,102)	(727)	2,406,327	(1,006,675)
Foreign currency exchange rate
Forwards	320,114,803	N/A	(380,923,566)	N/A	4,374,154	(5,479,362)
Options (a)	91,084,406	32	(96,702,334)	(33)	1,857,519	(1,315,628)
	411,199,209	32	(477,625,900)	(33)	6,231,673	(6,794,990)
Interest rate
Futures	8,256,966,540	52,788	(1,542,139,893)	(11,116)	12,685,871	(9,491,840)
Options (a)	426,383,379	6,371	(422,137,178)	(12,898)	2,014,991	(1,617,097)
	8,683,349,919	59,159	(1,964,277,071)	(24,014)	14,700,862	(11,108,937)
Total	$9,442,218,846	61,645	$(2,566,064,132)	(25,537)	$26,928,460	$(22,240,462)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Derivatives Strategies LLC based on its average quarterly notional amounts and number of contracts for the year ended December 31, 2025. The table also displays the fair value of derivative contracts held by Graham Derivatives Strategies LLC at December 31, 2025 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the Master Funds’ statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income (loss) and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional Amounts	Number of contracts	Notional amounts	Number of contracts	Derivative assets	Derivative liabilities
Commodity price
Futures	$82,323,281	914	$(78,826,153)	(1,042)	$7,908,595	$(7,534,785)
Options (a)	246,999,339	7,234	(216,636,053)	(6,108)	28,131,253	(18,473,084)
	329,322,620	8,148	(295,462,206)	(7,150)	36,039,848	(26,007,869)
Equity price
Futures	231,436,504	1,824	(63,132,740)	(124)	1,597,650	(420,155)
Options (a)	312,952,040	2,905	(171,084,786)	(3,016)	1,170,000	(594,000)
	544,388,544	4,729	(234,217,526)	(3,140)	2,767,650	(1,014,155)
Foreign currency exchange rate
Forwards	316,303,505	N/A	(403,343,710)	N/A	208,218	(645,153)
Options (a)	1,347,807,521	42	(863,700,337)	(49)	12,855,125	(2,126,669)
	1,664,111,026	42	(1,267,044,047)	(49)	13,063,343	(2,771,822)
Interest rate
Futures	2,775,368,747	16,515	(1,063,899,842)	(5,658)	4,074,991	(3,231,805)
Options (a)	1,702,537,652	29,572	(1,501,366,622)	(27,210)	5,112,544	(2,012,116)
	4,477,906,399	46,087	(2,565,266,464)	(32,868)	9,187,535	(5,243,921)
Total	$7,015,728,589	59,006	$(4,361,990,243)	(43,207)	$61,058,376	$(35,037,767)

(a)	Notional amounts for options are based on the delta-adjusted positions.

 3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its average quarterly notional amounts and number of contracts for the year ended December 31, 2025. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at December 31, 2025 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the Master Funds’ statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income (loss) and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative assets	Derivative liabilities
Commodity price
Futures	$327,860,411	2,979	$(138,926,839)	(3,982)	$22,340,433	$(2,319,385)
	327,860,411	2,979	(138,926,839)	(3,982)	22,340,433	(2,319,385)

Equity price
Futures	478,576,723	2,737	(32,940,232)	(291)	1,669,461	(3,333,153)
	478,576,723	2,737	(32,940,232)	(291)	1,669,461	(3,333,153)

Foreign currency exchange rate
Forwards	679,617,347	N/A	(727,540,409)	N/A	7,776,609	(3,611,993)
Futures	6,204,467	73	(8,221,119)	(88)	34,396	(6,871)
	685,821,814	73	(735,761,528)	(88)	7,811,005	(3,618,864)

Interest rate
Futures	1,932,696,684	11,865	(636,766,142)	(3,436)	836,236	(8,842,038)
Swaps	477,430,777	12	(391,006,913)	(18)	10,037,125	(2,051,803)
	2,410,127,461	11,877	(1,027,773,055)	(3,454)	10,873,361	(10,893,841)
Total	$3,902,386,409	17,666	$(1,935,401,654)	(7,815)	$42,694,260	$(20,165,243)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at December 31, 2025 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and derivative liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$26,928,460	$(21,918,004)	$5,010,456	$–	$5,010,456
Derivative liabilities	$(22,240,462)	$21,918,004	$(322,458)	$322,458	$–

Graham Derivatives Strategies LLC[2]
Derivative assets	$61,058,376	$(35,037,767)	$26,020,609	$–	$26,020,609
Derivative liabilities	$(35,037,767)	$35,037,767	$–	$–	$–

Graham K4D Trading Ltd.[3]
Derivative assets	$42,694,260	$(20,165,243)	$22,529,017	$–	$22,529,017
Derivative liabilities	$(20,165,243)	$20,165,243	$–	$–	$–

1 Net derivative asset and liability amounts presented in the statement of financial condition are held with two counterparties. At December 31, 2025, additional collateral pledged in the amount of $130,669,626 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

2 Net derivative assets amounts presented in the statement of financial condition are held with three counterparties. At December 31, 2025, additional collateral pledged in the amount of $14,811,364  was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

3 Net derivative asset amounts presented in the statement of financial condition are held with two counterparties. At December 31, 2025, additional collateral pledged in the amount of $55,837,916 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the year ended December 31, 2025:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$3,601,851	$1,020,462	$1,054,115

Net realized gain (loss) on investments	136,451,342	(43,334,957)	(67,036,495)
Net increase in unrealized appreciation on investments	5,286,072	109,935	8,764,263
Brokerage commissions and fees	(2,202,293)	(4,971,273)	(572,568)
Net gain (loss) on investments	139,535,121	(48,196,295)	(58,844,800)
Net income (loss)	$143,136,972	$(47,175,833)	$(57,790,685)

The following table shows the gains and losses on all derivative financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the year ended December 31, 2025:

	Graham Commodity Strategies LLC		Graham Derivatives Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain	Net increase in unrealized appreciation on investments	Net realized loss	Net increase in unrealized appreciation on investments	Net realized loss	Net increase in unrealized appreciation on investments
Commodity price
Futures	$75,847,384	$2,113,691	$33,200,579	$518,004	$(14,790,328)	$20,127,566
Options	114,891	82,221	9,875,656	4,921,982	–	–
	75,962,275	2,195,912	43,076,235	5,439,986	(14,790,328)	20,127,566
Equity price
Futures	(13,638,618)	4,177,960	(9,404,081)	1,127,074	26,858,835	3,800,496
Options	(473,350)	420,416	(12,690,528)	2,680,380	–	–
	(14,111,968)	4,598,376	(22,094,609)	3,807,454	26,858,835	3,800,496
Foreign currency exchange rate
Forwards	20,624,650	(866,895)	(4,156,759)	(905,783)	(18,684,542)	(9,121,732)
Futures	–	–	–	–	(550,278)	(375,486)
Options	(1,270,934)	(368,178)	(112,559,450)	(5,486,618)	–	–
	19,353,716	(1,235,073)	(116,716,209)	(6,392,401)	(19,234,820)	(9,497,218)
Interest rate
Futures	74,132,773	3,358,173	19,961,644	357,326	(57,660,501)	(7,199,066)
Options	1,208,393	502,314	(19,839,655)	(1,645,827)	–	–
Swaps	–	–	–	–	(2,014,016)	1,303,097
	75,341,166	3,860,487	121,989	(1,288,501)	(59,674,517)	(5,895,969)
Total	$156,545,189	$9,419,702	$(95,612,594)	$1,566,538	$(66,840,830)	$8,534,875

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

Derivative financial instruments
Long contracts
Futures
Commodity
WTI Crude February 2025		167	$84,090	0.20%
Other commodity			(327,302)	(0.78)%
Foreign bond			(60,985)	(0.15)%
Foreign index			(54,246)	(0.13)%
Interest rate			(43,082)	(0.10)%
U.S. bond			(322,125)	(0.77)%
U.S. index
S&P 500 E-mini March 2025		13	(5,563)	(0.01)%
Other U.S. index			(18,020)	(0.04)%
Total futures			(747,233)	(1.78)%

Forwards
British pound / U.S. dollar 03/19/2025		£12,636,592	(6,653)	(0.02)%
Swiss franc / U.S. dollar 03/19/2025	₣	5,627,670	(65,872)	(0.16)%
Other foreign currency			(191,514)	(0.46)%
Total forwards			(264,039)	(0.64)%

Options (cost $44,283,322)
Commodity futures
Crude oil June 2025, $60.00 Put		1	3,649,000	8.71%
Crude oil March 2025 – June 2025, $50.00 - $62.00 Put		2	1,788,300	4.27%
Currency futures
Euro dollar / U.S. dollar January 2025, $1.05 Put		1	2,297,834	5.48%
Euro dollar / U.S. dollar (Digital) January 2025 – March 2025, $1.01 - $1.05 Put		10	8,417,431	20.09%
British pound / U.S. dollar January 2025 – March 2025, $1.24 - $1.26 Put		4	4,879,271	11.64%
U.S. dollar / Canadian dollar January 2025 – February 2025, $1.42 - $1.45 Call		3	4,072,858	9.72%
U.S. dollar / Swiss franc (Digital) March 2025 – May 2025, $0.91 - $0.93 Call		3	2,648,965	6.32%
U.S. dollar / Chinese yuan February 2025, $7.33 - $7.35 Call		2	2,204,542	5.26%
Other currency futures			1,289,362	3.08%
U.S. index futures
S&P 500 E-mini March 2025, $6,300.00 Call		1	2,885,075	6.89%
S&P 500 E-mini January 2025, $5,900.00 Put		1	1,881,900	4.49%
Total options			36,014,538	85.95%

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
Graham Derivatives Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity
Brent crude March 2025		(13)	$(16,250)	(0.04)%
Other commodity			115,269	0.28%
Foreign bond			438,836	1.05%
Interest rate			(54,916)	(0.13)%
U.S. bond			528,133	1.25%
U.S. index
S&P 500 E-mini March 2025		(65)	61,258	0.15%
Other U.S. index			66,990	0.16%
Total futures			1,139,320	2.72%

Forwards
British pound / U.S. dollar 03/19/2025		£(12,636,592)	49,186	0.12%
Canadian dollar / U.S. dollar 01/02/2025 – 01/03/2025	C$	(89,522,457)	58,662	0.14%
Swiss franc / U.S. dollar 03/19/2025	₣	(8,512,752)	139,608	0.33%
Other foreign currency			485,431	1.16%
Total forwards			732,887	1.75%

Options (proceeds $21,293,061)
Commodity futures
Crude oil June 2025, $55.00 Put		(1)	(4,138,500)	(9.88)%
Crude oil March 2025, $57.00 Put		(1)	(249,390)	(0.60)%
Currency futures
Euro dollar / U.S. dollar January 2025, $1.01 - $1.02 Put		(2)	(819,608)	(1.96)%
Euro dollar / U.S. dollar (Digital EKO) January 2025, $1.05 Put		(1)	(1,145,916)	(2.73)%
Euro dollar / U.S. dollar (Digital) February 2025 - March 2025, $1.08 – $1.09 Call		(3)	(862,090)	(2.06)%
British pound / U.S. dollar January 2025 – March 2025, $1.21 – $1.24 Put		(4)	(1,977,225)	(4.72)%
U.S. dollar / Canadian dollar January 2025 - February 2025, $1.44 – $1.47 Call		(3)	(2,326,377)	(5.55)%
U.S. dollar / Swiss franc January 2025, $0.91 Call		(1)	(426,784)	(1.02)%
U.S. dollar / Chinese yuan February 2025, $7.43 – $7.45 Call		(2)	(1,039,069)	(2.48)%
U.S. dollar / Chinese yuan February 2025, $7.10 Put		(1)	(94,032)	(0.22)%
Other currency futures			(461,436)	(1.10)%
U.S. index futures
S&P 500 E-mini March 2025, $6,500.00 Call		(1)	(291,100)	(0.69)%
S&P 500 E-mini January 2025, $5,700.00 Put		(1)	(791,775)	(1.89)%
Total options			(14,623,302)	(34.90)%
Total derivative financial instruments			$22,252,171	53.10%

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. Cash Assets maintains cash and cash equivalents on deposit with major U.S. institutions, which may exceed federally insured limits. It also invests in debt obligations guaranteed by the U.S. Federal government, which generally range in maturity from one day to thirty months. Cash Assets currently intends to hold all fixed income securities until maturity and values them at amortized cost which approximates fair value.  If Cash Assets were forced to sell some of its securities in the open market before they mature to meet unanticipated redemption requests (whether from GAIT or other entities affiliated with the manager), the market value of the securities at such time may be below their amortized cost, causing a loss for GAIT’s investors. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT’s investment in Cash Assets at December 31, 2025 and 2024 is $55,799,712 and $61,337,499, respectively, which represents a percentage of GAIT’s Members’ Capital of 87.53% and 92.45%, respectively.

GAIT records its proportionate share of Cash Assets’ realized gains and losses and investment income and expenses on a monthly basis. For the years ended December 31, 2025 and 2024, the total amount recognized by GAIT with respect to its investment in Cash Assets was $2,510,884 and $2,949,155, respectively. These amounts are included in both interest income and net realized gain on investments in the statements of operations and incentive allocation. At December 31, 2025 and 2024, GAIT owned approximately 0.60% and 0.86%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Assets:
Investments in fixed income securities (amortized cost $8,546,444,259 and $6,781,806,360 respectively)	$8,546,444,259	$6,781,806,360
Cash and cash equivalents	694,004,724	334,528,628
Interest receivable	17,395,517	9,596,261
Total assets	9,257,844,500	7,125,931,249

Liabilities:
Due to broker	139	137
Total liabilities	139	137
Members’ capital	$9,257,844,361	$7,125,931,112

The following table summarizes the results of operations of Cash Assets for the years ended December 31, 2025 and 2024:

	2025	2024
Net gain on investments
Net realized gain on investments	$6,238,059	$10,790,020
Net gain on investments	6,238,059	10,790,020

Investment income
Interest income	323,022,068	313,735,408
Total investment income	323,022,068	313,735,408

Expenses:
Bank fee expense	507,536	655,887
Total expenses	507,536	655,887
Net investment income	322,514,532	313,079,521
Net income	$328,752,591	$323,869,541

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2025:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $8,546,444,259)
United States
Government Bonds (amortized cost $6,261,117,506)
U.S. Treasury bond 3.75% due 04/15/2026	$500,000,000	$498,790,486	5.39%
U.S. Treasury bond 0.75% due 04/30/2026	500,000,000	494,199,688	5.34%
U.S. Treasury bond 1.63% due 05/15/2026	500,000,000	495,429,155	5.35%
U.S. Treasury bond 0.88% due 09/30/2026	500,000,000	487,645,570	5.27%
U.S. Treasury bonds 0.38% – 2.75% due 01/31/2026 – 09/30/2027	4,400,000,000	4,285,052,607	46.28%
Total Government Bonds		6,261,117,506	67.63%

Treasury Bills (amortized cost $2,285,326,753)
U.S. Treasury bill 0.00% due 01/06/2026 - 08/06/2026	2,300,000,000	2,285,326,753	24.69%
Total Treasury Bills		2,285,326,753	24.69%
Total United States		8,546,444,259	92.32%
Total Investments in Fixed Income Securities		$8,546,444,259	92.32%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2024:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $6,781,806,360)
United States
Government Bonds (amortized cost $2,920,547,412)
U.S. Treasury bond 3.75% due 04/15/2026	$500,000,000	$494,585,983	6.94%
U.S. Treasury bond 0.75% due 04/30/2026	500,000,000	476,557,071	6.69%
U.S. Treasury bond 1.63% due 05/15/2026	500,000,000	483,070,945	6.78%
U.S. Treasury bond 0.88% due 09/30/2026	500,000,000	471,127,743	6.61%
U.S. Treasury bonds 0.38% – 1.88% due 12/31/2025 – 02/28/2027	1,050,000,000	995,205,670	13.96%
Total Government Bonds		2,920,547,412	40.98%

Treasury Bills (amortized cost $3,861,258,948)
U.S. Treasury bill 0.00% due 01/07/2025 - 06/26/2025	3,900,000,000	3,861,258,948	54.19%
Total Treasury Bills		3,861,258,948	54.19%
Total United States		6,781,806,360	95.17%
Total Investments in Fixed Income Securities		$6,781,806,360	95.17%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
4. Graham Cash Assets LLC (continued)

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of December 31, 2025 and 2024:

	2025	2024
Assets
Level 2:
Fixed income securities
Government bonds	$6,261,117,506	$2,920,547,412
Treasury bills	2,285,326,753	3,861,258,948
Total fixed income securities	8,546,444,259	6,781,806,360
Total Level 2	8,546,444,259	6,781,806,360
Total assets	$8,546,444,259	$6,781,806,360

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
6. Fees and Related Party Transactions

Advisory Fees

Class 0 and Class 2 of GAIT paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. Class 3-A and Class 3-B have an advisory fee at an aggregate annual rate of 1.50% and 2.00% of the Members’ Capital of such Class, respectively. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. Class M has no advisory fee. The Advisory Fees paid to the Manager for the years ended December 31, 2025 and 2024 were $1,029,339 and $976,313, respectively.

Sponsor Fees

Class 0 and Class 2 of GAIT paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified for the periods in the table below. Class 3-A, Class 3-B and Class M of GAIT have no sponsor fee. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager by Class 0 and Class 2 for the years ended December 31, 2025 and 2024 were $403,367 and $474,553, respectively.

Class 0	Class 2

0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. Incentive Allocation for the years ended December 31, 2025 and 2024 were $48,156 and $344,080, respectively.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

Administrator’s Fee

For the years ended December 31, 2025 and 2024, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT paid SEI for regulatory compliance services and reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $111,657 and $91,857, respectively.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
6. Fees and Related Party Transactions (continued)

Professional Fees

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with GAIT’s audit, tax and legal fees (“professional fees”). The total professional fees incurred by GAIT for the years ended December 31, 2025 and 2024 were $518,248 and $479,423, respectively.

Operating Expenses

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the GAIT’s investments, operations, and business (“operating expenses”). For the year ended December 31, 2025 and 2024, GAIT reimbursed the Manager for operating expenses which were comprised of market data and technology costs associated with its assets allocated to the various Master Funds. The total operating expenses incurred by GAIT for the year ended December 31, 2025 and 2024 was $50,276 and $42,468, respectively.

7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. GAIT identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated GAIT’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-US jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations and incentive allocation. No such interest and/or penalties were assessed to GAIT for the years ended December 31, 2025 and 2024.

8. Risk Factors

Global economic, political and market conditions may adversely affect GAIT’s operations. The current global financial market situation, as well as various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Such impacts may affect the financial markets in which GAIT operates.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
9. Financial Highlights

The following is the per Unit operating performance calculation for the years/period ended December 31, 2025 and 2024:

	Class 0	Class 2	Class 3-A	Class 3-B
Per unit operating performance
Net asset value per Unit, December 31, 2023	$224.32	$158.20	$–	$–
Initial asset value per share, May 1, 2024	–	–	–	100.00
Initial asset value per share, June 1, 2024	–	–	100.00	–
Net income (loss):
Net investment income (loss)	2.51	0.64	1.01	(0.22)
Net gain (loss) on investments	8.30	5.85	(3.33)	(4.27)
Net income (loss)	10.81	6.49	(2.32)	(4.49)
Net asset value per Unit, December 31, 2024	$235.13	$164.69	$97.68	$95.51
Net income:
Net investment income	1.97	0.13	1.05	0.31
Net gain on investments	0.74	0.52	0.18	0.25
Net income	2.71	0.65	1.23	0.56
Net asset value per Unit, December 31, 2025	$237.84	$165.34	$98.91	$96.07

The following represents ratios to average Members’ Capital, excluding the Manager, and total return for the years/period ended December 31, 2025 and 2024:

	Class 0		Class 2		Class 3-A		Class 3-B
	2025	2024	2025	2024	2025	2024*	2025	2024**

Total return before Incentive Allocation	1.15%	5.37%	0.40%	4.58%	1.67%	(2.26)%	1.16%	(4.10)%
Incentive Allocation	0.00	(0.55)	0.00	(0.47)	(0.41)	(0.06)	(0.58)	(0.39)
Total return after Incentive Allocation	1.15%	4.82%	0.40%	4.11%	1.26%	(2.32)%	0.58%	(4.49)%

Net investment income before Incentive Allocation	0.83%	1.60%	0.08%	0.85%	1.35%	1.06%	0.84%	0.80%
Incentive Allocation	0.00	(0.53)	0.00	(0.46)	(0.28)	(0.01)	(0.52)	(1.04)
Net investment income (loss) after Incentive Allocation	0.83%	1.07%	0.08%	0.39%	1.07%	1.05%	0.32%	(0.24)%

Total expenses before Incentive Allocation	3.03%	2.94%	3.76%	3.68%	2.64%	1.45%	3.05%	2.10%
Incentive Allocation	0.00	0.53	0.00	0.46	0.28	0.01	0.52	1.04
Total expenses after Incentive Allocation	3.03%	3.47%	3.76%	4.14%	2.92%	1.46%	3.57%	3.14%

*	For the period from June 1, 2024 through December 31, 2024.
**	For the period from May 1, 2024 through December 31, 2024.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
9. Financial Highlights (continued)

Total return is calculated for Class 0, Class 2, Class 3-A and Class 3-B units taken as a whole. Total return is calculated as the change in total Members’ Capital, excluding that of the Manager, adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment income (loss) and total expense ratios (including Incentive Allocation) are calculated for the Class 0, Class 2, Class 3-A and Class 3-B units taken as a whole and include amounts from GAIT and net investment income (loss) and expenses allocated from the Master Funds and investment income (loss) from Cash Assets. The computation of such ratios is based on the amount of net investment income, total expenses, and Incentive Allocation. Net investment income (loss) and total expense ratios are computed based upon the weighted average of Members’ Capital of GAIT, excluding that of the Manager, for the years/periods ended December 31, 2025 and 2024. The net investment income (loss) and total expense ratios for Class 3-A and Class 3-B have not been annualized.

10. Subsequent Events

GAIT had subscriptions of approximately $1.23 million and redemptions of approximately $2.16 million from January 1, 2026 through March 26, 2026, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

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

Based on their evaluation as of December 31, 2025, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) of the Fund and GAIF I were effective.

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
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements of the Fund and GAIF I in accordance with U.S. generally accepted accounting principles, and that the Fund and GAIF I’s transactions are being made only in accordance with authorizations of management; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Fund and GAIF I’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Manager’s internal control over financial reporting for the Fund and GAIF I as of December 31, 2025. Management based its assessment on criteria established in Internal Control – Integrated Framework issues by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. As a result of this assessment and based on the criteria in the COSO framework, management, including the principal financial and principal executive officers, has concluded that, as of December 31, 2025, the Manager’s internal control over financial reporting for the Fund and GAIF I was effective.

This annual report does not include an attestation report of the Fund and GAIF I’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund and GAIF I’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Fund and GAIF I to provide only management’s report in this annual report.

Item 9B:	OTHER INFORMATION

None.

Item 9C:	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

GAIF I itself has no officers, directors or employees.  GAIF I’s affairs are managed by the Manager.  The general partner of the Manager is KGT GP LLC.  Kenneth G. Tropin is the sole director of KGT GP LLC. As of December 31, 2025, Messrs. Brian Douglas, Pablo Calderini, Jens Foehrenbach and George Schrade serve as Chief Executive Officer, Vice Chairman and Co-Chief Investment Officer, President and Co-Chief Investment Officer, and Chief Financial Officer, respectively, of the Manager. None of these individuals currently serves as a director of a public company.  Messrs. Kenneth G. Tropin, Brian Douglas, Pablo Calderini, Jens Foehrenbach and George Schrade each have filed initial reports on Form 3.

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

As described under “Item 1. Business,” the Fund pays the Manager the Sponsor Fee. For the year ended December 31, 2025, the Fund paid the Manager Sponsor Fees of $183,877.

As compensation for its services as investment manager to the Fund, the Manager is paid the Advisory Fees described under “Item 1. Business,” and may receive Incentive Allocations also as described under “Item 1. Business.” For the year ended December 31, 2025, the Fund paid the Manager Advisory Fees of $473,054 and the Manager received an Incentive Allocation of $20,502.

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

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for each of the years ended December 31, 2025 and December 31, 2024 for the audit of the Fund’s annual financial statements on Form 10-K, review of financial statements included in the Fund’s Forms 10-Q and other services normally provided in connection with regulatory filings or engagements were:

FEE CATEGORY	2025		2024
Audit Fees	$134,097	*	$130,783
Audit-Related Fees	–		–
Tax Fees	42,500	*	41,100
All Other Fees	–		–
TOTAL FEES	$176,597	*	$171,883

*	Amount expected to be billed for 2025 services.

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

Statements of Financial Condition at December 31, 2025 and 2024
Statements of Operations for the years ended December 31, 2025 and 2024
Statements of Changes in Members’ Capital for the years ended December 31, 2025 and 2024
Statements of Cash Flows for the years ended December 31, 2025 and 2024
Notes to Financial Statements

(b)	Exhibits

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference.

Exhibit Designation	Description
* 3.1	Certificate of Formation of Graham Alternative Investment Fund I LLC
**3.1(a)	Amendment to Certificate of Formation of Graham Alternative Investment Fund I LLC
**3.2 (a)	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC dated March 28, 2013
***3.2 (b)	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC dated May 2, 2022
††3.2 (c)	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund I LLC dated March 19, 2024
† 4.1	Description of Securities
* 10.1	Form of Subscription Agreement
* 10.2	Form of Placement Agreement
****10.10 (a)	Safekeeping Account Agreement between Graham Cash Assets LLC and Bank of America, N.A.
† 10.10 (b)	Safekeeping Account Agreement between Graham Cash Assets LLC and Wells Fargo, N.A.
† 10.10 (c)	Safekeeping Account Agreement between Graham Cash Assets LLC and JP Morgan, N.A
† 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Executive Officer)
† 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Financial Officer)
† 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Principal Financial Officer)
† 101	INS Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
† 101.SCH	Inline XBRL Taxonomy Extension Schema Document
† 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
† 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
† 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
† 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
† 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010
**	Incorporated by reference to the Fund’s Form 8-K previously filed on April 11, 2013
***	Incorporated by reference to the Fund’s Form 8-K previously filed on May 10, 2022
****	Incorporated by reference to the Fund’s Form 10/A previously filed on September 3, 2010
†	Filed herewith
††	Incorporated by reference to the Fund’s Form 8-K previously filed on March 20, 2024

Item 16:	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2026	GRAHAM ALTERNATIVE INVESTMENT FUND I LLC CORE MACRO PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

		By:	/s/ Brian Douglas
Brian Douglas, Principal Executive Officer

By:	/s/ George Schrade
George Schrade, Principal Financial Officer